Form 10-Q
period 1994-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1994-05-19
CIK 352983

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934




For the quarterly period ended    March 31, 1994
                               ..............................................

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from
                                 ................... to ....................


Commission file number    0-10831
                       .......................................................



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
..............................................................................
             (Exact name of registrant as specified in its charter)



          California                                           94-2744492
..............................................................................
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)




               5520 LBJ Freeway, Suite 430, Dallas, Texas  75240
..............................................................................
              (Address of principal executive offices)  (Zip code)


                                (214)  702-0027
..............................................................................
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      -----
Index to Exhibits:   10

Total Pages:   19

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - ------   --------------------

                                 BALANCE SHEETS
                                  (unaudited)
                        (in thousands, except unit data)

                                                           MARCH 31,            DECEMBER 31,
ASSETS                                                       1994                  1993
- - ------                                                     ---------            ------------

Real estate, net of accumulated depreciation...........     $  5,064             $  5,140
                                                            ---------            --------

Net investment in Master Loan..........................       91,786               91,746
                                                            ---------            --------

Cash and cash equivalents..............................          398                  222
United States Treasury Notes (Treasury Notes) at cost
   (market - $8,316 in 1994 and $10,905 in 1993).......        7,991               10,391
Due from affiliates....................................        1,023                  559
Other assets...........................................          377                  384
                                                            ---------            --------
                                                            $106,639             $108,442
                                                            ========             ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - ------------------------------------------

Accounts payable and accrued expenses..................     $    102             $    177
Distributions payable..................................          348                  332
                                                            --------             --------
                                                                 450                  509
                                                            --------             --------
Commitment (Note 4)....................................

Partners' equity (deficit):
   Limited Partners - 199,046 units outstanding........      106,494              108,220
   General Partner.....................................         (305)                (287)
                                                            --------             --------
                                                             106,189              107,933
                                                            --------             --------
                                                            $106,639             $108,442
                                                            ========             ========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                INCOME STATEMENT
                                  (unaudited)
                        (in thousands, except unit data)


                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                              ----------------------------
                                                1994               1993
                                              --------           ---------

  Revenues:
   Rental income............................   $  314             $  292
   Income on investment in Master Loan
    from affiliate..........................      474              1,628
   Interest on investments..................      167                250
                                               ------             ------

    Total revenues..........................      955              2,170
                                               ------             ------

  Costs and expenses:
   Property operations......................      144                152
   Depreciation.............................      104                102
   Administrative...........................      138                245
                                               ------             ------

    Total costs and expenses (a)............      386                499
                                               ------             ------

  Income from operations....................      569              1,671
  Other income..............................       50                  -
  Gain on sale of Treasury Note.............        -                 17
                                               ------             ------

  Net income................................   $  619             $1,688
                                               ======             ======

  Net income per Limited Partnership Unit:
   Income from operations...................   $ 2.83             $ 8.31
   Other income.............................      .25                  -
   Gain on sale of Treasury Notes...........        -                .09
                                               ------             ------

   Net income...............................   $ 3.08             $ 8.40
                                               ======             ======

  Distributions per Limited Partner-
   ship Unit................................   $11.75             $14.25
                                               ======             ======

[FN]
(a) Costs and expenses include $103,000 to related parties for the three months ended March 31, 1994, and 1993. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

               For the Three Months Ended March 31, 1994 and 1993
                                 (in thousands)


                                                                              TOTAL
                                      GENERAL            LIMITED             PARTNERS'
                                      PARTNER            PARTNERS         EQUITY (DEFICIT)
                                     ---------         -----------        ----------------
Balance at December 31, 1992.......   $(163)            $120,575           $120,412

Net income.........................      17                1,671              1,688

Distributions......................     (29)              (2,836)            (2,865)
                                      -----             --------           --------

Balance at March 31, 1993..........   $(175)            $119,410           $119,235
                                      =====             ========           ========

Balance at December 31, 1993.......   $(287)            $108,220           $107,933

Net income.........................       6                  613                619

Distributions......................     (24)              (2,339)            (2,363)
                                      -----             --------           --------
Balance at March 31, 1994..........   $(305)            $106,494           $106,189
                                      =====             ========           ========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                Increase (decrease) in Cash and Cash Equivalents
                                 (in thousands)


                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                    ------------------------------------------
                                                                        1994                         1993
                                                                    -------------              ---------------
  Cash flows from operating activities:
   Cash received from tenants...........................             $   318                    $   287
   Cash paid to suppliers (a)...........................                (397)                      (259)
   Interest received (b)................................                 220                      2,157
   Other income received................................                  50                          -
                                                                     -------                    -------
  Net cash provided by operating activities.............                 191                      2,185
                                                                     -------                    -------

  Cash flows from investing activities:
   Additions to real estate.............................                 (28)                         -
   Advances on Master Loan..............................                 (40)                      (340)
   Proceeds from sale of Treasury Notes.................               4,720                        616
   Purchase of Treasury notes...........................              (2,320)                         -
                                                                     -------                    -------
  Net cash provided by investing activities.............               2,332                        276
                                                                     -------                    -------

  Cash flows from financing activities:
   Distributions to partners............................              (2,347)                    (2,837)
                                                                     -------                    -------

  Net increase (decrease) in cash and cash equivalents..                 176                       (376)
  Cash and cash equivalents, at beginning of period.....                 222                      1,877
                                                                     -------                    -------
  Cash and cash equivalents, at end of period...........             $   398                    $ 1,501
                                                                     =======                    =======

[FN]
(a) Payments to related parties totaling $103,000 for the three months ended March 31, 1994 and 1993, respectively, are included in cash paid to suppliers.

(b) Payments from related parties totaling approximately $261,000 for the three months ended March 31, 1993, are included in interest received.

           See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                         Notes to Financial Statements
                                 March 31, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"), and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to the General Partner, ConCap Equities, Inc. ("CEI"), Investor Relations, 5520 LBJ Freeway, Suite 430, Dallas, Texas 75240.

Income per Partnership Unit
- - ---------------------------

Income per Unit is computed by dividing net income allocated to the Unitholders by the number of Units outstanding. Per Unit information has been computed based on 199,046 and 199,051 Units outstanding for the three months ended March 31, 1994 and 1993, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three month periods ended March 31, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During the three months ended March 31, 1993, day-to-day property management services were provided to the Partnership's property by an unaffiliated management company. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement as the unaffiliated management company. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties:

                                                FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                         -----------------------------------
COMPENSATION                                1994                    1993
- - ------------                             -------------          ------------
                                                  (in thousands)
Charged to property operations expense:
     Property management fees...........     $ 16                     $ 3
                                             =====                    ====

The Partnership Agreement provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities and for reimbursement to Coventry for expenses related to property operations (primarily salaries and related costs for on-site property personnel). The General Partner and its affiliates, including Coventry, received reimbursements included in the following table:

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                        --------------------
REIMBURSEMENT                                             1994       1993
- - -------------                                           ---------  ---------
                                                           (in thousands)

Charged to property operations expenses:
 Reimbursement of direct property expense.............      $  31      $   -

Charged to administrative expenses:
 Reimbursement of administrative expenses (including
  payroll reimbursements).............................         56        100
                                                            -----  ---------

                                                            $  87      $ 100
                                                            =====  =========

In addition to the compensation and reimbursements described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners ("CCEP") pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - NET INVESTMENT IN MASTER LOAN
- - --------------------------------------

Interest due to the Partnership according to the terms of the New Master Loan Agreement but not recognized in the income statements totaled approximately $6.2 million and $4.4 million for the three months ended March 31, 1994, and 1993, respectively. At March 31, 1994, such cumulative unrecognized interest totaling approximately $92.4 million was not included in the balance of the investment in Master Loan.

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes.

NOTE 4 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes (at market), totaling approximately $8.7 million, were greater than the reserve requirement of $8 million at March 31, 1994.

NOTE 5 - PARTNERS' EQUITY (DEFICIT)
- - -----------------------------------

During March 1994, the General Partner paid distributions of distributable cash from operations of approximately $2.3 million or $11.75 per Unit to Limited Partners, and accrued a matching general partner distribution of approximately $24,000.

NOTE 6 - OTHER INCOME
- - ---------------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, The Partnership received $50,000 in cash, 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock representing the Partnership's share of the recovery based on its pro rata portion of claims filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:
- - -------------------

For the three months ended March 31, 1994, rental revenues increased $22,000 or 8% over 1993 due to increased rental rates at the Loft Apartments.

Property operations expense decreased $8,000 or 5% for 1994 compared with 1993 primarily because higher average occupancies resulted in reduced leasing costs and vacant units' maintenance costs. Real estate taxes increased by approximately $8,000 due to a tax refund received in the first part of 1993.

Administrative Expenses:

Administrative expenses for the three months ended March 31, 1994, decreased $107,000 or 44% from 1993 because of lower insurance costs and a decrease in administrative overhead costs.

Income on Investment in Master Loan:

Income on the investment in Master Loan is based on operations of CCEP's properties which secure the Master Loan. The following table summarizes the sources of income on the investment in Master Loan with respect to CCEP's operations during the three months ended March 31, 1994 and 1993, respectively:

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ----------------------
                                                          1994        1993
                                                       ----------  ----------

Funds provided by property operations................    $ 4,487     $ 4,471
Funds used for property operations (includes admin-
 istrative expenses).................................     (3,165)     (2,688)
Debt service payments on underlying notes payable....       (266)       (310)
                                                         -------     -------
Net funds from property operations...................      1,056       1,473
Collection of note receivable........................          -         150
                                                         -------     -------
Total funds from operations..........................      1,056       1,623
Advance on Carlton House note receivable.............       (589)          -
Net investing activity...............................          7           5
                                                         -------     -------
Net funds provided...................................    $   474     $ 1,628
                                                         =======     =======
Master Loan activity:
Interest income......................................    $   474     $ 1,628
                                                         -------     -------
                                                         $   474     $ 1,628
                                                         =======     =======

Income from the investment in the Master Loan decreased $1.2 million or 71% in the three months ended March 31, 1994 from 1993. Funds provided by operations of the CCEP properties were comparable for the three months ended March 31, 1994 with 1993. Funds used for property operations increased $477,000 or 18% in 1994 because of increases in replacements and refurbishments and an increase in general property expenses. Debt service payments to third-party lien holders decreased $44,000 due to the maturity and payoff of a note payable the third quarter of 1993 and elimination of mortgage interest participation. In March 1994, CCEP advanced $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes in an effort to protect CCEP's interest in the property. As discussed in the 1993 Annual Report, all cash flows generated by Carlton House are reinvested in the property.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Three Months Ended March 31, 1994
- - ---------------------------------

The Partnership's net cash inflows, which totaled approximately $4.9 million were generated from two primary sources: proceeds from the sale of Treasury Notes of approximately $4.7 million and net cash provided by operations of $191,000. The primary uses of cash for the same three-month period, totaling approximately $4.7 million were distributions paid to Limited Partners of $2.3 million, purchase of Treasury notes of approximately $2.3 million, payment of Master Loan advances of $40,000 and additions to real estate of $28,000.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes (at market), totaling approximately $8.7 million, were greater than the reserve requirement of approximately $8 million at March 31, 1994.

Other Income
- - ------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, The Partnership received $50,000 in cash, 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock representing the Partnership's share of the recovery based on its pro rata portion of claims filed.

Status of the Master Loan
- - -------------------------

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to finalize all payments required in the payment in 1993 of Carlton House's delinquent property taxes.

CCEP Property Operations
- - ------------------------

For the three months ended March 31, 1994, CCEP's net loss totaled $6.7 million on total revenues of $5.6 million primarily because CCEP's statements of operations includes interest expense of approximately $6.7 million, attributable to the Master Loan of which approximately $6.2 million represents interest accrued in excess of required payments. CCEP recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of excess cash flow, as defined in the New Master Loan Agreement. CCEP will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Distributions
- - -------------

During March 1994, the General Partner paid distributions of distributable cash from operations of approximately $2.3 million or $11.75 per Unit to Limited Partners, and accrued a matching general partner distribution of approximately $24,000.

                          PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------

Neither the Partnership, nor CCEP are parties to, nor are any of the Partnership's or CCEP's properties the subject of, any material pending legal proceedings as of March 31, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------

(a) Exhibits.

 S-K REFERENCE                                                  SEQUENTIAL
    NUMBER                        DESCRIPTION                   PAGE NUMBER
 -------------                    -----------                   -----------
     28.1        Consolidated Capital Equity Partners, L.P.,
                 unaudited Financial Statements for the three
                 months ended March 31, 1994 and 1993.

(b) Reports on Form 8-K:

    None.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                        By:  CONCAP EQUITIES, INC.
                             Its General Partner,



May 19, 1994                   By:  /s/ David C. Meek
- - ---------------------               ------------------------------
Date                                David C. Meek
                                    President


May 19, 1994                   By:  /s/ David K. Ronck
- - ---------------------               ------------------------------
Date                                David K. Ronck
                                    Vice President and Secretary


May 19, 1994                   By:  /s/ Patricia L. Campbell
- - ---------------------               ------------------------------
Date                                Patricia L. Campbell
                                    Vice President and Treasurer
                                      (chief accounting officer)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                         UNAUDITED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1994 AND 1993

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                                 BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)




                                                      MARCH 31,           DECEMBER 31,
ASSETS                                                  1994                  1993
- - ------                                               -----------        ----------------

Real estate, net of accumulated depreciation...        $  44,034              $  45,140
Real estate assets of property in-substance
 foreclosed, net of accumulated depreciation...           19,687                 19,808
                                                       ---------              ---------
                                                          63,721                 64,948

Cash and cash equivalents......................            3,156                  2,429
Investments in limited partnerships............            2,508                  2,508
Other assets...................................            1,189                  1,083
                                                       ---------              ---------
                                                      $   70,574              $  70,968
                                                      ==========              =========

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------
Master Loan and interest payable to affiliate..       $ 220,045               $ 213,798
Notes and interest payable....................            5,185                   5,338
Due to affiliates.............................            1,051                     620
Other liabilities.............................            1,756                   1,897
                                                      ---------               ---------
                                                        228,037                 221,653
                                                      ---------               ---------

Partners' deficit:
 Limited Partners.............................         (155,888)               (149,178)
 General Partner..............................           (1,575)                 (1,507)
                                                      ---------               ---------
                                                       (157,463)               (150,685)
                                                      ---------               ---------
                                                      $  70,574               $  70,968
                                                      =========               =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                        (in thousands, except unit data)


                                         FOR THE THREE MONTHS
                                            ENDED MARCH 31,
                                    -------------------------------
                                      1994             1993
                                    --------       ----------------
  Revenues:
   Rental income..................  $ 5,592                $ 4,452
   Interest.......................        7                    154
                                    -------                -------

    Total revenues................    5,599                  4,606
                                    -------                -------

  Costs and expenses:
   Interest (a)...................    6,809                  6,138
   Property operations............    3,851                  2,578
   Depreciation...................    1,475                  1,337
   Administrative.................      242                    199
                                    -------                -------

    Total costs and expenses (b)..   12,377                 10,252
                                    -------                -------

  Net loss........................  $(6,778)               $(5,646)
                                    =======                =======


[FN]
   (a) Interest expense includes approximately $6.7 million and $6 million to a related party for the three months ended March 31, 1994 and 1993, respectively.

   (b) Costs and expenses include $519,000 and $169,000 to related parties for the three months ended March 31, 1994 and 1993, respectively.

           See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.


   The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompaning notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

               For the Three Months Ended March 31, 1994 and 1993
                                 (in thousands)



                                                                              TOTAL
                                GENERAL               LIMITED                PARTNERS'
                                PARTNER               PARTNERS            EQUITY (DEFICIT)
                                -------               --------------      ----------------
Balance at December 31, 1992..   $ (1,225)             $(121,258)         $(122,483)

Net loss......................        (56)                (5,590)            (5,646)
                                 ---------             ----------         ----------
Balance at March 31, 1993.....   $ (1,281)             $(126,848)         $(128,129)
                                 ========              =========          =========
Balance at December 31, 1993..   $ (1,507)             $(149,178)         $(150,685)

Net loss......................        (68)                (6,710)            (6,778)
                                  --------             ---------          ---------
Balance at March 31, 1994.....   $ (1,575)             $(155,888)         $(157,463)
                                 =========             =========          =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                 (in thousands)



                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                         -----------------------------------
                                                             1994               1993
                                                         -----------       ------------------
  Cash flows from operating activities:
   Cash received from tenants..........................  $ 5,624                $ 4,471
   Cash paid to suppliers (a)..........................   (3,674)                (2,390)
   Interest received...................................        7                    154
   Interest paid (b)...................................     (123)                (2,047)
   Property taxes paid.................................     (746)                  (163)
                                                         -------                -------
  Net cash provided by operating activities............    1,088                     25
                                                         -------                -------

  Cash flows from investing activities:
   Additions to real estate............................     (248)                   (65)
                                                         -------                -------

  Cash flows from financing activities:
   Advances on Master Loan.............................       40                    340
   Principal payments on notes payable.................     (153)                  (152)
                                                         -------                -------
  Net cash provided by (used in) financing activities..     (113)                   188
                                                         -------                -------

  Net increase in cash and cash equivalents............      727                    148
  Cash and cash equivalents, at beginning of period....    2,429                    998
                                                         -------                -------
  Cash and cash equivalents, at end of period..........  $ 3,156                $ 1,146
                                                         =======                =======

[FN]
   (a) Payments to related parties totaling $519,000 and $169,000 for the three months ended March 31, 1994 and 1993, respectively, are included in cash paid to suppliers.

   (b) Payments to related parties totaling $261,000 for the three months ended March 31, 1993, are included in interest paid.

           See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                         Notes to Financial Statements
                                 March 31, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners, L.P. ("CCEP") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

The financial statements should be read in conjunction with the financial statements contained Consolidated Capital Institutional Properties' ("CCIP") Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"), and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to CCIP's general partner, ConCap Equities, Inc. ("CEI"), Investor Relations, 5520 LBJ Freeway, Suite 430, Dallas, Texas 75240.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three month periods ended March 31, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During the three months ended March 31, 1993, day-to-day property management services were provided to CCEP's properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CCEP's general partner, ConCap Holdings, Inc. ("CHI"), assumed day-to-day property management responsibilities for two of CCEP's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for two additional CCEP properties in January 1994. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP is subject to an Investment Advisory Agreement between CCEP and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                            FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                            --------------------
COMPENSATION                                  1994       1993
- - ------------                                --------   ---------
                                               (in thousands)
Charged to property operations expenses:
 Property management fees.................      $ 164      $  45

Charged to administrative expenses:
 Investment advisory fee..................         64         60
                                                -----      -----
                                                 $228      $ 105
                                                =====      =====

The New Partnership Agreement, as defined in the 1993 Annual Report, provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of CCEP's activities and for reimbursement to Coventry for expenses related to property operations (primarily salaries and related costs for on-site property personnel). CHI and its affiliates, including Coventry, received reimbursements included in the following table:

                                               FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                               --------------------
REIMBURSEMENT                                    1994       1993
- - -------------                                  ---------  ---------
                                                  (in thousands)
Charged to property operations expenses:
   Reimbursement of direct property expense..      $ 223      $   -

Charged to administrative expenses:
   Reimbursement of administrative expenses
       (including payroll reimbursements)....         68         64
                                                   -----  ---------

                                                   $ 291      $  64
                                                   =====  =========

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. Such interest payments totaled $474,000 and $261,000 in the three months ended March 31, 1994 and 1993, respectively. CCEP received advances under the New Master Loan Agreement totaling $40,000 and $340,000 in the three months ended March 31, 1994 and 1993, respectively.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

In February 1994, CCIP advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to finalize all payments required in the payment in 1993 of Carlton House's delinquent property taxes.

NOTE 8 - NOTE RECEIVABLE DEEMED IN-SUBSTANCE FORECLOSED
- - -------------------------------------------------------

As more fully described in the 1993 Annual Report, the Carlton House Note is deemed in-substance foreclosed. Summarized below are the assets, liabilities and partner's equity of New Carlton House Partners as of March 31, 1994 and December 31, 1993, and the results of its operations for the three month period ended March 31, 1994, prepared on the same basis as CCEP's financial statements.
There were no results of operations for the three month period ended March 31, 1993, as Carlton House was not deemed in-substance foreclosed until September 30, 1993. Any intercompany balances between CCEP and the Carlton House have been eliminated in CCEP's consolidated financial statements and the summarized financial statements set forth below:

                                      MARCH 31,             DECEMBER 31,
ASSETS                                  1994                    1993
- - ------                               ----------            ---------------
                                            (in thousands)
Real estate:
 Land..............................   $ 3,805                $ 3,805
 Buildings and improvements........    16,286                 16,205
                                      -------                -------
                                       20,091                 20,010
 Less:  Accumulated depreciation....     (404)                  (202)
                                      -------                -------
                                       19,687                 19,808

 Cash and cash equivalents..........    1,214                    997
 Prepaid expenses and other assets..      592                    149
                                      -------               --------

                                      $21,493                $20,954
                                      =======                =======

                                           MARCH 31,          DECEMBER 31,
LIABILITIES AND PARTNERS' EQUITY             1994                  1993
- - --------------------------------           ---------          --------------
                                                    (in thousands)

Note and interest payable                   $    50            $    58
Other liabilities                               627                474
                                            -------            -------
Total liabilities                               677                532
                                            -------            -------

Partners' equity                             20,816             20,422
                                            -------            -------

 Total liabilities and partners' equity     $21,493            $20,954
                                            =======            =======

                                           FOR THE THREE MONTHS
                                           ENDED MARCH 31, 1994
                                           --------------------
                                              (in thousands)

Rental revenue...........................       $ 1,122
                                                -------

Costs and expenses:
 Property operations.....................         1,073
 Depreciation............................           202
 Interest................................             4
 Administrative..........................            78
                                                -------
Total costs and expenses.................         1,357
                                                -------

Net loss.................................       $  (235)
                                                =======