Form 10-Q
period 1994-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1994-08-19
CIK 352983

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended        June 30, 1994
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ------------------------


Commission file number            0-10831
                       --------------------------------------------------------


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            California                                     94-2744492
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                         Identification No.)



               5520 LBJ Freeway, Suite 430, Dallas, Texas  75240
- - -------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)



                                (214) 702-0027
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Index to Exhibits:   10

Total Pages:  19

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- - ------    --------------------

                                BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except unit data)

                                                            JUNE 30,       DECEMBER 31,
ASSETS                                                       1994              1993
- - ------                                                    -----------      -----------

Real estate, net of accumulated depreciation..........    $     4,961      $     5,140
                                                           ----------       ----------

Net investment in Master Loan.........................         91,786           91,746
                                                           ----------       ----------

Cash and cash equivalents.............................          2,149              222
United States Treasury Notes and  other investments
  at cost (market - $8,325 in 1994 and $10,905
  in 1993)............................................          7,997           10,391
Due from affiliates...................................              -              559
Other assets..........................................            329              384
                                                           ----------       ----------
                                                          $   107,222      $   108,442
                                                           ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - ------------------------------------------

Accounts payable and accrued expenses................     $       116      $       177
Distributions payable.................................            324              332
Due to affiliates.....................................             21              332
                                                           ----------       ----------
                                                                  461              509
                                                           ----------       ----------

Commitment (Note 4)...................................

Partners' equity (deficit):
 Limited Partners - 199,051 units outstanding.........        107,061          108,220
 General Partner......................................           (300)            (287)
                                                           ----------       ----------
                                                              106,761          107,933
                                                           ----------       ----------
                                                          $   107,222      $   108,442
                                                           ==========       ==========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                               INCOME STATEMENT
                                  (unaudited)
                       (in thousands, except unit data)

                                                    FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                 --------------------------       --------------------------
                                                    1994            1993             1994            1993
                                                 ----------      ----------       ----------      ----------
Revenues:
 Rental income...........................       $       327     $       275      $       641     $       567
 Income on investment in Master Loan
   to affiliate..........................               435             805              909           2,433
 Interest on investments.................               168             242              335             492
                                                 ----------      ----------       ----------      ----------

   Total revenues........................               930           1,322            1,885           3,492
                                                 ----------      ----------       ----------      ----------

Costs and expenses:
 Property operations.....................               140             197              284             349
 Depreciation............................               103             102              207             204
 Administrative..........................               121             184              259             429
                                                 ----------      ----------       ----------      ----------

   Total costs and expenses (a)..........               364             483              750             982
                                                 ----------      ----------       ----------      ----------

Income from operations...................               566             839            1,135           2,510
 Other income............................                 -               -               56               -
 Gain on sale of United States Treasury
   Note..................................                 -               -                -              17
                                                 ----------      ----------       ----------      ----------

Net income...............................       $       566     $       839      $     1,191     $     2,527
                                                 ==========      ==========       ==========      ==========

Net income per Limited Partnership Unit:
 Income from operations..................       $      2.81     $      4.17      $      5.64     $     12.48
 Other income............................                 -               -              .28               -
 Gain on sale of Treasury Note...........                 -               -                -             .09
                                                 ----------      ----------       ----------      ----------

Net income...............................       $      2.81     $       4.17     $      5.93     $     12.57
                                                 ==========      ===========      ==========      ==========

Distributions per Limited Partnership
 Unit....................................       $         -     $          -     $     11.75     $     14.25
                                                 ==========      ===========      ==========      ==========



(a) Costs and expenses include $115,000 and $68,000 to related parties for the three months ended June 30, 1994 and 1993, respectively, and $218,000 and $171,000 for the six months ended June 30, 1994 and 1993. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

                For the Six Months Ended June 30, 1994 and 1993
                                (in thousands)


                                                                           TOTAL
                                        GENERAL        LIMITED            PARTNERS'
                                        PARTNER        PARTNERS       EQUITY (DEFICIT)
                                        -------       ----------      ----------------
Balance at December 31, 1992.......    $   (163)      $  120,575        $  120,412

Net income.........................          25            2,502             2,527

Distributions......................         (29)          (2,836)           (2,865)
                                        -------        ---------         ---------

Balance at June 30, 1993...........    $   (167)      $  120,241        $  120,074
                                        =======        =========         =========


Balance at December 31, 1993.......    $   (287)      $  108,220        $  107,933

Net income.........................          11            1,180             1,191

Distributions......................         (24)          (2,339)           (2,363)
                                        -------        ---------          --------

Balance at June 30, 1994...........    $   (300)      $  107,061        $  106,761
                                        =======        =========         =========

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

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                      ------------------------
                                                         1994          1993
                                                      ----------    ----------
Cash flows from operating activities:
 Cash received from tenants.........................  $      639    $      564
 Cash paid to suppliers (a).........................        (620)         (670)
 Interest received (b)..............................       1,889         3,594
 Other income.......................................          50             -
                                                       ---------     ---------
Net cash provided by operating activities...........       1,958         3,488
                                                       ---------     ---------

Cash flows from investing activities:
 Additions to real estate...........................         (28)          (14)
 Advances on Master Loan............................         (40)         (340)
 Purchase of United States Treasury Note............      (2,320)            -
 Proceeds from sale of United States Treasury Note..       4,720           616
                                                       ---------     ---------
Net cash provided by investing activities...........       2,332           262
                                                       ---------     ---------

Cash flows from financing activities:
 Distributions paid.................................      (2,363)       (2,865)
                                                       ---------     ---------

Net increase in cash and cash equivalents...........       1,927           885
Cash and cash equivalents, at beginning of period...         222         1,877
                                                       ---------     ---------
Cash and cash equivalents, at end of period.........  $    2,149    $    2,762
                                                       =========     =========



(a) Payments to related parties totaling $218,000 and $171,000 for the six months ended June 30, 1994 and 1993, respectively, are included in cash paid to suppliers. See Note 2.

(b) Payments from related parties totaling $1.5 million and $3.1 million for the six months ended June 30, 1994 and 1993, respectively, are included in interest received. See Note 3.


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                         Notes to Financial Statements
                                 June 30, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the six month periods ended June 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During the six months ended June 30, 1993, day-to-day property management services were provided to the Partnership's property by an unaffiliated management company. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement as the unaffiliated management company. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties:

                                                                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                           -----------------------------
COMPENSATION                                                   1994             1993
- - ------------                                               ------------     ------------
                                                                   (in thousands)
Charged to property operations expense:
     Property management fees............                  $         32     $          6
                                                            ===========      ===========

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

                                                                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                           -----------------------------
REIMBURSEMENT                                                  1994             1993
- - -------------                                              ------------     ------------
                                                                   (in thousands)
Charged to property operations expense:
  Reimbursement of direct property expense......           $         62     $          -

Charged to administrative expenses:
  Reimbursement of administrative expenses (including
   payroll reimbursements).............................             124              165
                                                            -----------      -----------
                                                           $        186     $        165
                                                            ===========      ===========

In addition to the compensation and reimbursements described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners ("CCEP") pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - NET INVESTMENT IN MASTER LOAN
- - --------------------------------------

Interest due to the Partnership according to the terms of the New Master Loan Agreement but not recognized in the income statements totaled approximately $6.3 million and $12.5 million for the three and six months ended June 30, 1994, respectively, and $5.2 million and $9.6 million for the three and six months ended June 30, 1993, respectively. At June 30, 1994, cumulative unrecognized interest totaling approximately $98.7 million was not included in the balance of the investment in Master Loan.

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes.

NOTE 4 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes (at market), totaling approximately $10.5 million at June 30, 1994, were greater than the reserve requirement of $8 million.

NOTE 5 - DISTRIBUTIONS
- - ----------------------

During the six months ended June 30, 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit to Limited Partners and paid a matching general partner distribution of approximately $24,000, all of which represented distributable cash flow from operations.

NOTE 6 - OTHER INCOME
- - ---------------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received cash, 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock, with a total market value on the date of receipt of $56,000, representing the Partnership's share of the recovery based on its pro rata portion of claims filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:

For the three and six months ended June 30, 1994, rental revenues increased $52,000 or 19% and $74,000 or 13%, respectively, over 1993 due to increased occupancy and rental rates at the Loft Apartments.

Property operation expenses decreased $57,000 or 29% and $65,000 or 19%, respectively, over the three and six month periods ended June 30, 1994, compared with 1993, partially as a result of decreased personnel costs. Additionally, higher average occupancies resulted in reduced leasing and maintenance costs. Real estate taxes increased approximately $8,000 as a result of a tax refund received in the first quarter of 1993.

Administrative Expenses:

Administrative expenses decreased $63,000 or 34% and $170,000 or 4% for the three and six month period ended June 30, 1994, over 1993 primarily because of a decrease in data processing, insurance and administrative overhead expenses.

Income on Investment in Master Loan:

As described below under "Status of the Master Loan," income on the investment in Master Loan is based on operations of CCEP's properties which secure the Master Loan. The following table summarizes the sources of income on the investment in Master Loan with respect to CCEP's operations during the six months ended June 30, 1994, and 1992, respectively:

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                         -----------------------------
                                                                             1994             1993
                                                                         ------------    -------------

Funds provided by property operations.........................           $      8,997    $       8,896
Funds used for property operations (includes administrative
  expenses)...................................................                 (6,983)          (6,000)
Debt service payments on underlying notes payable.............                   (532)            (624)
                                                                          -----------     ------------
Net funds from property operations............................                  1,482            2,272
Collection of note receivable.................................                      -              150
                                                                          -----------     ------------
Total funds from operations...................................                  1,482            2,422
Advance on Carlton House note receivable......................                   (589)               -
Net investing activity........................................                     16               11
                                                                          -----------     ------------
Net funds provided............................................           $        909    $       2,433
                                                                          ===========     ============

Income from the investment in Master Loan.....................           $        909    $       2,433
                                                                          ===========     ============

Income from the investment in Master Loan during the six months ended June 30, 1994, decreased $1.5 million or 63% from 1993. Funds used for property operations increased $983,000 or 16% in 1994 because of increases in replacements and refurbishments and an increase in service and utility expenses. Debt service payments to third party lien holders decreased $92,000 as a result of the maturity and payoff of a note payable and the modification of a note payable to eliminate mortgage interest participation during the third quarter of 1993. In March 1994, CCEP advanced $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes in an effort to protect CCEP's interest in the property. As discussed in the 1993 Annual Report, all cash flows generated by Carlton House are being reinvested in the property.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Six Months Ended June 30, 1994
- - ------------------------------

The Partnership's net cash inflows totaling approximately $6.7 million for the six months ended June 30, 1994, consisted of proceeds from the sale of United States Treasury Notes of approximately $4.7 million and net cash provided by operations of approximately $2 million. The primary uses of cash for the same six month period, totaling approximately $4.7 million, were distributions paid to Limited Partners of $2.3 million, purchase of Treasury notes of approximately $2.3 million, payment of Master Loan advances of $40,000 and additions to real estate of $28,000.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and United States Treasury Notes (at market), totaling approximately $10.5 million, were greater than the reserve requirement of approximately $8 million at June 30, 1994.

Status of the Master Loan
- - -------------------------

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of Carlton House's 1993 property taxes.

CCEP Property Operations
- - ------------------------

For the three and six months ended June 30, 1994, CCEP's net loss totaled approximately $6.6 million and $13.4 million on total revenues of $5.6 million and $11.2 million primarily because CCEP's statements of operations include interest expense of approximately $6.7 million and $13.4 million, attributable to the Master Loan, of which approximately $6.3 million and $12.5 million represents interest accrued in excess of required payments. CCEP recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of excess cash flow, as defined in the New Master Loan Agreement. CCEP will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Distributions
- - -------------

During the six months ended June 30, 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit to Limited Partners and paid a matching general partner distribution of approximately $24,000, all of which represented distributable cash flow from operations.

Other Income
- - ------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, The Partnership received cash, 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock, with a total market value on the date of receipt of $56,000, representing the Partnership's share of the recovery based on its pro rata portion of claims filed.

                         PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------

Neither the Partnership, nor CCEP, are parties to, nor are any of the Partnership's or CCEP's properties the subject of, any material pending legal proceedings as of June 30, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------

(a) Exhibits.

      S-K REFERENCE                                                    SEQUENTIAL
          NUMBER                     DESCRIPTION                       PAGE NUMBER
      -------------                  -----------                       -----------
           28.1        Consolidated Capital Equity Partners, L.P.,       12 - 19
                       unaudited Financial Statements for the six
                       months ended June 30, 1994 and 1993.

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

                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            By:  CONCAP EQUITIES, INC.
                                 Its General Partner,



August 19, 1994                  By:  /s/ David C. Meek
- - --------------------                  ----------------------------------------
Date                                  David C. Meek
                                      President


August 19, 1994                  By:  /s/ David K. Ronck
- - --------------------                  ----------------------------------------
Date                                  David K. Ronck
                                      Vice President and Secretary


August 19, 1994                  By:  /s/ Patricia L. Campbell
- - ---------------                       ----------------------------------------
Date                                  Patricia L. Campbell
                                      Vice President and Treasurer (chief
                                       accounting officer)

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                        UNAUDITED FINANCIAL STATEMENTS

                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1994 AND 1993

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                                BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                                                 JUNE 30,       DECEMBER 31,
ASSETS                                                            1994              1993
- - ------                                                        ------------      ------------

Real estate, net of accumulated depreciation..............    $     43,285      $     45,140
Real estate assets of property in-substance
 foreclosed, net of accumulated depreciation..............          19,622            19,808
                                                               -----------       -----------
                                                                    62,907            64,948

Cash and cash equivalents.................................           2,779             2,429
Investments in limited partnerships.......................           2,508             2,508
Other assets..............................................           1,252             1,083
                                                               -----------       -----------
                                                              $     69,446      $     70,968
                                                               ===========       ===========

 LIABILITIES AND PARTNERS' DEFICIT
 ---------------------------------

Master Loan and interest payable..........................    $    226,326      $    213,798
Notes and interest payable................................           5,018             5,338
Due to affiliates.........................................              34               620
Other liabilities.........................................           2,128             1,897
                                                               -----------       -----------
                                                                   233,506           221,653
                                                               -----------       -----------

Partners' deficit:
 Limited Partners.........................................        (162,420)         (149,178)
 General Partner..........................................          (1,640)           (1,507)
                                                               -----------       -----------
                                                                  (164,060)         (150,685)
                                                               -----------       -----------
                                                              $     69,446      $     70,968
                                                               ===========       ===========



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                       (in thousands, except unit data)

                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                         ENDED JUNE 30,          ENDED JUNE 30,
                                   -----------------------    ------------------------
                                      1994         1993          1994          1993
                                   ----------   ----------    ----------    ----------
Revenues:
 Rental income..................   $    5,606   $    4,429    $   11,198    $    8,881
 Interest.......................            9            7            16           161
                                    ---------    ---------     ---------     ---------

   Total revenues...............        5,615        4,436        11,214         9,042
                                    ---------    ---------     ---------     ---------

Costs and expenses:
 Interest (a)...................        6,875        6,222        13,684        12,360
 Property operations (b)........        3,686        2,811         7,537         5,389
 Depreciation...................        1,504        1,337         2,979         2,674
 Administrative (b).............          147          209           389           408
                                    ---------    ---------     ---------     ---------

   Total costs and expenses.....       12,212       10,579        24,589        20,831
                                    ---------    ---------     ---------     ---------

Net loss........................   $   (6,597)  $   (6,143)   $  (13,375)   $  (11,789)
                                    =========    =========     =========     =========








(a) Interest expense includes $6.7 million and $6 million to related parties for the three months ended June 30, 1994 and 1993, respectively, and $13.4 million and $12 million for the six months ended June 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

(b) Costs and expenses include $550,000 and $174,000 to related parties for the three months ended June 30, 1994 and 1993, respectively, and $1.1 million and $348,000 for the six months ended June 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in
     Note 2 of the financial statements.


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

                For the Six Months Ended June 30, 1994 and 1993
                                (in thousands)



                                                                      TOTAL
                                      GENERAL      LIMITED          PARTNERS'
                                      PARTNER      PARTNERS     EQUITY (DEFICIT)
                                    -----------   -----------   ---------------
Balance at December 31, 1992.....   $    (1,225)  $  (121,258)   $  (122,483)

Net loss.........................          (118)      (11,671)       (11,789)
                                     ----------    ----------     ----------

Balance at June 30, 1993.........   $    (1,343)  $  (132,929)   $  (134,272)
                                     ==========    ==========     ==========


Balance at December 31, 1993.....   $    (1,507)  $  (149,178)   $  (150,685)

Net loss.........................          (133)      (13,242)       (13,375)
                                     ----------    ----------     ----------

Balance at June 30, 1994.........   $    (1,640)  $  (162,420)   $  (164,060)
                                     ==========    ==========     ==========










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

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)

                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                        ----------------------------
                                                           1994             1993
                                                        -----------      -----------
Cash flows from operating activities:
 Cash received from tenants...........................  $    11,292      $     8,896
 Cash paid to suppliers (a)...........................       (7,140)          (5,298)
 Interest received....................................           16              161
 Interest paid (b)....................................       (1,722)          (3,395)
 Property taxes paid..................................         (838)            (320)
                                                         ----------       ----------
Net cash provided by operating activities.............        1,608               44
                                                         ----------       ----------

Cash flows from investing activities:
 Additions to real estate.............................         (938)            (220)
                                                         ----------       ----------

Cash flows from financing activities:
 Advances from affiliate on Master Loan...............            -              340
 Principal payments on notes payable..................         (320)            (308)
                                                         ----------       ----------
Net cash provided by (used in) financing activities...         (320)              32
                                                         ----------       ----------

Net increase (decrease) in cash and cash equivalents..          350             (144)
Cash and cash equivalents, at beginning of period.....        2,429              998
                                                         ----------       ----------
Cash and cash equivalents, at end of period...........  $     2,779      $       854
                                                         ==========       ==========






(a) Payments to related parties totaling $1.1 million and $320,000 for the six months ended June 30, 1994 and 1993, respectively, are included in cash paid to suppliers.

(b) Payments to related parties totaling $1.5 million and $3.1 million for the six months ended June 30, 1994 and 1993, are included in interest paid.

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

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                         Notes to Financial Statements
                                 June 30, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners, L.P. ("CCEP") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the six month periods ended June 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During the six months ended June 30, 1993, day-to-day property management services were provided to CCEP's properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CCEP's general partner, ConCap Holdings, Inc. ("CHI"), assumed day-to-day property management responsibilities for two of CCEP's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for two additional CCEP properties in January 1994. The management fee arrangements with Coventry and the unaffiliated management companies also provide for the payment of leasing commissions to the management companies as compensation for their services in connection with obtaining new or renewed leases with tenants of the commercial office buildings. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP is subject to an Investment Advisory Agreement between CCEP and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                             FOR THE SIX MONTHS
                                               ENDED JUNE 30,
                                            --------------------
COMPENSATION                                  1994        1993
- - ------------                                --------    --------
                                               (in thousands)
Charged to other assets:
 Lease commissions........................  $     60    $      -

Charged to property operations expenses:
 Property management fees.................       329          88

Charged to administrative expenses:
 Investment advisory fee..................       129         129
                                             -------     -------

                                            $    518    $    217
                                             =======     =======

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


                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                               --------------------------
REIMBURSEMENT                                                     1994            1993
- - -------------                                                  ----------      ----------
                                                                     (in thousands)
Charged to property operations:
 Reimbursement of direct property expense.............         $      469      $        -

Charged to administrative expenses:
 Reimbursement of administrative expenses (including
  payroll reimbursements).............................                142             131
                                                                ---------       ---------

                                                               $      611      $      131
                                                                =========       =========

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. Such interest payments totaled $1.5 million and $3.1 million in the six months ended June 30, 1994 and 1993, respectively. CCEP received advances under the New Master Loan Agreement totaling $40,000 and $340,000 in the six months ended June 30, 1994 and 1993, respectively.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

In February 1994, CCIP advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay Carlton House's 1993 property taxes.

NOTE 4 - NOTE RECEIVABLE DEEMED IN-SUBSTANCE FORECLOSED
- - -------------------------------------------------------

As more fully described in the 1993 Annual Report, the Carlton House Note is deemed in-substance foreclosed. Summarized below are the assets, liabilities and partner's equity of New Carlton House Partners as of June 30, 1994 and December 31, 1993, and the results of its operations for the six month period ended June 30, 1994, prepared on the same basis as CCEP's financial statements. Results of operations for the six month period ended June 30, 1993, have not been presented below as Carlton House was not deemed in-substance foreclosed until September 30, 1993. Any intercompany balances between CCEP and Carlton House have been eliminated in CCEP's consolidated financial statements and the summarized financial statements set forth below:

                                                                JUNE 30,       DECEMBER 31,
                ASSETS                                            1994            1993
                ------                                         ----------      -----------
                                                                     (in thousands)
Real estate:
  Land................................................         $    3,805       $    3,805
  Buildings and improvements..........................             16,453           16,205
                                                                ---------        ---------
                                                                   20,258           20,010
 Less:  Accumulated depreciation......................               (636)            (202)
                                                                ---------        ---------
                                                                   19,622           19,808

 Cash and cash equivalents............................              1,319              997
 Prepaid expenses and other assets....................                117              149
                                                                ---------        ---------

                                                               $   21,058       $   20,954
                                                                =========        =========

                                                       JUNE 30,          DECEMBER 31,
      LIABILITIES AND PARTNERS' EQUITY                  1994                 1993
      --------------------------------            ---------------       -------------
                                                             (in thousands)


Note and interest payable..................       $            30       $          58
Other liabilities..........................                   168                 474
                                                   --------------        ------------

Total liabilities..........................                   198                 532
                                                   --------------        ------------

Partners' equity...........................                20,860              20,422
                                                   --------------        ------------

   Total liabilities and partners' equity..      $         21,058       $      20,954
                                                   ==============        ============

                                                          FOR THE SIX MONTHS
                                                          ENDED JUNE 30, 1994
                                                          -------------------
                                                            (in thousands)
Rental revenue.............................                 $         2,253
                                                             --------------

Costs and expenses:
 Property operations.......................                           2,013
 Depreciation..............................                             434
 Interest..................................                               2
 Administrative............................                              22
                                                             --------------
Total costs and expenses...................                           2,471
                                                             --------------

Net loss...................................                 $          (218)
                                                             ==============