Form 10-Q
period 1994-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1994-11-22
CIK 352983

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1994
                               -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                  to
                               -----------------   -----------------

Commission file number    0-10831
                       ---------------------------------------------------------




                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        California                                              94-2744492
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)





               5520 LBJ Freeway, Suite 430, Dallas, Texas  75240
- - --------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)



                                (214)  702-0027
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Index to Exhibits:  10

Total Pages:  19

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- - ------    --------------------

                                BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except unit data)



                                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                      1994            1993
- - ------                                                  -------------    ------------

Real estate, net of accumulated depreciation.......     $       4,855    $      5,140
                                                        -------------    ------------
Net investment in Master Loan to affiliate.........            91,786          91,746
                                                        -------------    ------------
Cash and cash equivalents..........................               476             222
United States Treasury Notes and other investments
 at cost (market - $8,813 in 1994 and $10,905
 in 1993)..........................................             8,469          10,391
Due from affiliates................................               780             559
Other assets.......................................               335             384
                                                        -------------    ------------
                                                        $     106,701    $    108,442
                                                        =============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - ------------------------------------------

Accounts payable and accrued expenses..............     $          69    $        177
Distributions payable..............................               337             332
                                                        -------------    ------------
                                                                  406             509
                                                        -------------    ------------
Commitment (Note 4)................................

Partners' equity (deficit):
 Limited Partners - 199,045 units outstanding......           106,599         108,220
 General Partner...................................              (304)           (287)
                                                        -------------    ------------
                                                              106,295         107,933
                                                        -------------    ------------
                                                        $     106,701    $    108,442
                                                        =============    ============

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                               INCOME STATEMENTS
                                  (unaudited)
                       (in thousands, except unit data)


                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                  ----------------------   ---------------------
                                     1994        1993        1994        1993
                                  ----------  ----------   ---------  ----------
Revenues:
 Rental income.............       $      333  $      310   $     974  $      877
 Income on investment in
  Master Loan to affiliate..             752         646       1,661       3,079
 Investment income.........              174         269         509         761
                                  ----------  ----------   ---------  ----------

   Total revenues..........            1,259       1,225       3,144       4,717
                                  ----------  ----------   ---------  ----------

Costs and expenses:
 Property operations.......              171         162         455         511
 Depreciation..............              106         104         313         308
 Administrative............               88         139         347         568
 Provision for possible
  losses...................                -         100           -         100
                                  ----------  ----------   ---------  ----------

   Total costs and
    expenses (a)...........              365         505       1,115       1,487
                                  ----------  ----------   ---------  ----------

Income from operations.....              894         720       2,029       3,230
Other income...............                -           -          56           -
Gain on sale of United
 States Treasury Note......                -           -           -          17
                                  ----------  ----------   ---------  ----------

Net income.................       $      894  $      720   $   2,085  $    3,247
                                  ==========  ==========   =========  ==========

Net income per Limited
 Partnership Unit:
 Income from operations....           $ 4.45      $ 3.58      $10.10  $    16.06
 Other income..............                -           -         .28           -
 Gain on sale of United
  States Treasury Note.....                -           -           -         .09
                                  ----------  ----------   ---------  ----------

Net income.................       $     4.45  $     3.58   $   10.38  $    16.15
                                  ==========  ==========   =========  ==========

Distributions per Limited
 Partnership Unit..........       $     6.77  $    14.25   $   18.52  $    28.50
                                  ==========  ==========   =========  ==========

(a) Costs and expenses include $90,000 and $98,000 to related parties for the three months ended September 30, 1994 and 1993, respectively, and $308,000 and $269,000 for the nine months ended September 30, 1994 and 1993. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

             For the Nine Months Ended September 30, 1994 and 1993
                                (in thousands)



                                                                 TOTAL
                                   GENERAL      LIMITED         PARTNERS'
                                   PARTNER      PARTNERS     EQUITY (DEFICIT)
                                   -------      --------     ----------------
Balance at December 31, 1992...    $  (163)     $120,575       $  120,412

Net income.....................         32         3,215            3,247

Distributions..................        (57)       (5,673)          (5,730)
                                   -------      --------       ----------
Balance at September 30, 1993..    $  (188)     $118,117       $  117,929
                                   =======      ========       ==========
Balance at December 31, 1993...    $  (287)     $108,220       $  107,933

Net income.....................         20         2,065            2,085

Distributions..................        (37)       (3,686)          (3,723)
                                   -------      --------       ----------
Balance at September 30, 1994..    $  (304)     $106,599       $  106,295
                                   =======      ========       ==========

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

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)



                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       ----------------------
                                                         1994          1993
                                                       --------      --------
Cash flows from operating activities:
 Cash received from tenants........................... $    969      $    879
 Cash paid to suppliers (a)...........................     (878)         (865)
 Investment income received (b).......................    2,038         4,738
 Property taxes paid..................................      (68)            -
 Other income.........................................       50             -
                                                       --------      --------
Net cash provided by operating activities.............    2,111         4,752
                                                       --------      --------

Cash flows from investing activities:
 Additions to real estate.............................      (28)          (15)
 Advances on Master Loan to affiliate.................      (40)         (340)
 Purchase of mortgage loan............................        -          (100)
 Purchase of United States Treasury Note..............   (3,392)            -
 Proceeds from sale of United States Treasury Note....    5,320           616
                                                       --------      --------
Net cash provided by investing activities.............    1,860           161
                                                       --------      --------

Cash flows from financing activities:
 Distributions paid...................................   (3,717)       (5,703)
                                                       --------      --------

Net increase (decrease) in cash and cash equivalents..      254          (790)
Cash and cash equivalents, at beginning of period.....      222         1,877
                                                       --------      --------
Cash and cash equivalents, at end of period........... $    476      $  1,087
                                                       ========      ========


(a) Payments to related parties totaling $308,000 and $269,000 for the nine months ended September 30, 1994 and 1993, respectively, are included in cash paid to suppliers. See Note 2.

(b) Payments from related parties totaling $1.5 million and $4 million for the nine months ended September 30, 1994 and 1993, respectively, are included in interest received. See Note 3.



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                         Notes to Financial Statements
                              September 30, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

Presentation of Accounts
- - ------------------------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Prior to July 1993, day-to-day property management services were provided to the Partnership's property by an unaffiliated management company.
In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement as the unaffiliated management company. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties:

                                                 FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                               -----------------------
COMPENSATION                                     1994           1993
- - ------------                                   --------       --------
                                                    (in thousands)
Charged to property operations expense:
  Property management fees...............      $     48       $     22
                                               ========       ========

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


                                                 FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                               -----------------------
REIMBURSEMENT                                    1994           1993
- - -------------                                  --------       --------
                                                    (in thousands)
Charged to property operations expense:
 Reimbursement of direct property expense...   $    101       $     25

Charged to administrative expenses:
 Reimbursement of administrative expenses
  (including payroll reimbursements)........        159            222
                                               --------       --------
                                               $    260       $    247
                                               ========       ========

In addition to the compensation and reimbursements described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners ("CCEP") pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - NET INVESTMENT IN MASTER LOAN
- - --------------------------------------

Interest due to the Partnership according to the terms of the New Master Loan Agreement but not recognized in the income statements totaled approximately $6.1 million and $18.6 million for the three and nine months ended September 30, 1994, respectively, and $5.5 million and $15.1 million for the three and nine months ended September 30, 1993, respectively. At September 30, 1994, cumulative unrecognized interest totaling approximately $104.8 million was not included in the balance of the investment in Master Loan.

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes that were due.

NOTE 4 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes (at market), totaling approximately $9.3 million at September 30, 1994, were greater than the reserve requirement of $8 million.

NOTE 5 - DISTRIBUTIONS
- - ----------------------

In March 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit to the Limited Partners and paid a matching general partner distribution of approximately $24,000. In September 1994, the General Partner distributed approximately $1.4 million or $6.77 per unit to Limited Partners and accrued a matching general partner distribution of approximately $13,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:

For the three and nine months ended September 30, 1994, rental revenues increased $23,000 or 7% and $97,000 or 11%, respectively, over 1993, primarily due to increased rental rates at the Loft Apartments.

Property operation expenses for the three months ended September 30, 1994, increased $9,000 or 6% compared with the same period in 1993, primarily as a result of increased personnel costs. Property operation expenses for the nine months ended September 30, 1994, decreased $56,000 or 11%, primarily as a result of decreased personnel and replacement costs.

Administrative Expenses:

Administrative expenses for the three and nine month period ended September 30, 1994 decreased $51,000 or 37% and $221,000 or 39%, respectively, compared to the same periods in 1993, primarily because of a decrease in data processing and administrative overhead expenses.

Income on Investment in Master Loan:

As described below under "Status of the Master Loan," income on the investment in Master Loan is based on operations of CCEP's properties which secure the Master Loan. The following table summarizes the sources of income on the investment in Master Loan with respect to CCEP's operations during the nine months ended September 30, 1994 and 1993, respectively:

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1994        1993
                                                          --------    --------
Funds provided by property operations..........           $ 13,445    $ 13,421
Funds used for property operations (includes
 administrative expenses)......................            (10,564)     (9,569)
Proceeds from sale of property.................                130          -
Debt service payments on underlying notes
 payable.......................................               (798)       (939)
                                                          --------    --------
Net funds from property operations.............              2,213       2,913
Collection of note receivable..................                  -         150
                                                          --------    --------
Total funds from operations....................              2,213       3,063
Advance on Carlton House note receivable.......               (589)          -
Net investing activity.........................                 37          16
                                                          --------    --------
Net funds provided.............................           $  1,661    $  3,079
                                                          ========    ========

Income from the investment in Master Loan                 $  1,661    $  3,079
                                                          ========    ========

Income from the investment in Master Loan during the nine months ended September 30, 1994, decreased $1.4 million or 46% from 1993. Net funds provided by CCEP for Master Loan payments decreased as a result of several factors as hereinafter described. Funds used for CCEP property operations increased $995,000 or 10% in 1994 because of increases in replacements and refurbishments and an increase in service and utility expenses. Debt service payments to CCEP third party lien holders decreased $141,000 or 15% from 1993 as a result of the maturity and payoff of a note payable and the modification of a note payable to eliminate mortgage interest participation during the third quarter of 1993. In August 1994, CCEP sold a tract of land and the related improvements adjacent to one of the Partnership's properties and received proceeds of approximately $130,000.
In March 1994, CCEP advanced $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes in an effort to protect CCEP's interest in the property. As discussed in the 1993 Annual Report, all cash flows generated by Carlton House are being reinvested in the property.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Nine Months Ended September 30, 1994
- - ------------------------------------

The Partnership's net cash inflows totaling approximately $7.4 million for the nine months ended September 30, 1994, consisted of proceeds from the sale of United States Treasury Notes of approximately $5.3 million and net cash provided by operations of approximately $2.1 million. The Partnership's uses of cash for the same nine month period, totaling approximately $7.2 million, were primarily distributions paid to Limited Partners of $3.7 million and purchase of United States Treasury Notes of approximately $3.4 million.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and United States Treasury Notes (at market), totaling approximately $9.3 million, were greater than the reserve requirement of approximately $8 million at September 30, 1994.

Status of the Master Loan
- - -------------------------

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of Carlton House's 1993 property taxes that were due.

CCEP Property Operations
- - ------------------------

For the three and nine months ended September 30, 1994, CCEP's net loss totaled approximately $7.2 million and $20.6 million on total revenues of $5.8 million and $17 million primarily because CCEP's statements of operations include interest expense of approximately $6.8 million and $20.3 million, attributable to the Master Loan, of which approximately $6.1 million and $18.6 million represents interest accrued in excess of required payments. CCEP recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of excess cash flow, as defined in the New Master Loan Agreement. CCEP will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Distributions
- - -------------

In March 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit to the Limited Partners and paid a matching general partner distribution of approximately $24,000. In September 1994, the General Partner distributed approximately $1.4 million or $6.77 per unit to Limited Partners and accrued a matching general partner distribution of approximately $13,000.

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

                         PART II.   OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------

Neither the Partnership, nor CCEP, are parties to, nor are any of the Partnership's or CCEP's properties the subject of, any material pending legal proceedings as of September 30, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------

(a) Exhibits.


   S-K REFERENCE                                                     SEQUENTIAL
      NUMBER                         DESCRIPTION                     PAGE NUMBER
   --------------                    -----------                     -----------
       28.1             Consolidated Capital Equity Partners, L.P.,
                        unaudited Financial Statements for the nine
                        months ended September 30, 1994 and 1993.

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

                           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                       By: CONCAP EQUITIES, INC.
                           Its General Partner,



November 21, 1994          By:  /s/ David C. Meek
- - -----------------               ---------------------------------
Date                            David C. Meek
                                President

November 21, 1994          By:  /s/ David K. Ronck
- - -----------------               ---------------------------------
Date                            David K. Ronck
                                Vice President and Secretary


November 21, 1994          By:  /s/ Patricia L. Campbell
- - -----------------               ---------------------------------
Date                            Patricia L. Campbell
                                Vice President and Treasurer (chief accounting
                                 officer)

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                        UNAUDITED FINANCIAL STATEMENTS

                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1994 AND 1993

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                                BALANCE SHEETS
                                  (unaudited)
                                (in thousands)



                                                 SEPTEMBER 30,      DECEMBER 31,
ASSETS                                               1994              1993
- - ------                                           -------------      -----------
Real estate, net of accumulated depreciation..   $    42,270        $    45,140
Real estate assets of property in-substance
 foreclosed, net of accumulated depreciation..        19,684             19,808
                                                 -----------        -----------
                                                      61,954             64,948
Cash and cash equivalents                              3,126              2,429
Investment in United States Treasury Notes
 at cost......................................           195                  -
Investments in limited partnerships...........         2,508              2,508
Other assets..................................         1,362              1,083
                                                 -----------        -----------
                                                 $    69,145        $    70,968
                                                 ===========        ===========

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------
Master Loan and interest payable..............   $   232,444        $   213,798
Notes and interest payable....................         4,858              5,338
Due to affiliates.............................           850                620
Other liabilities.............................         2,325              1,897
                                                 -----------        -----------
                                                     240,477            221,653
                                                 -----------        -----------
Partners' deficit:
 Limited Partners.............................      (169,619)          (149,178)
 General Partner..............................        (1,713)            (1,507)
                                                 -----------        -----------
                                                    (171,332)          (150,685)
                                                 -----------        -----------
                                                 $    69,145        $    70,968
                                                 ===========        ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                       (in thousands, except unit data)


                                          FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          ---------------------        --------------------
                                            1994         1993            1994        1993
                                          --------     --------        --------    --------
Revenues:
 Rental income...............             $  5,766     $  4,504        $ 16,964    $ 13,385
 Interest....................                   34            6              50         167
                                          --------     --------        --------    --------
   Total revenues............                5,800        4,510          17,014      13,552
                                          --------     --------        --------    --------
Costs and expenses:
 Interest (a)................                6,945        6,241          20,629      18,601
 Property operations (b).....                4,277        3,136          11,814       8,525
 Depreciation................                1,589        1,252           4,568       3,926
 Administrative (b)..........                  261          141             650         549
                                          --------     --------        --------    --------
   Total costs and expenses..               13,072       10,770          37,661      31,601
                                          --------     --------        --------    --------
Net loss.....................             $ (7,272)    $ (6,260)       $(20,647)   $(18,049)
                                          ========     ========        ========    ========



(a) Interest expense includes $6.8 million and $6.1 million to related parties for the three months ended September 30, 1994 and 1993, respectively, and $20.3 million and $18.1 million for the nine months ended September 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

(b) Costs and expenses include $432,000 and $225,000 to related parties for the three months ended September 30, 1994 and 1993, respectively, and $1.5 million and $573,000 for the nine months ended September 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.




   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (unaudited)

             For the Nine Months Ended September 30, 1994 and 1993
                                (in thousands)



                                                             TOTAL
                                    GENERAL     LIMITED     PARTNERS'
                                    PARTNER     PARTNERS     DEFICIT
                                    -------     --------    ---------
Balance at December 31, 1992......  $(1,225)  $ (121,258)  $ (122,483)

Net loss..........................     (180)     (17,869)     (18,049)
                                    -------   ----------   ----------

Balance at September 30, 1993.....  $(1,405)  $ (139,127)  $ (140,532)
                                    =======   ==========   ==========

Balance at December 31, 1993......  $(1,507)  $ (149,178)  $ (150,685)

Net loss..........................     (206)     (20,441)     (20,647)
                                    -------   ----------   ----------

Balance at September 30, 1994.....  $(1,713)  $ (169,619)  $ (171,332)
                                    =======   ==========   ==========

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

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)



                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                       ---------------------
                                                         1994         1993
                                                       --------     --------
Cash flows from operating activities:
 Cash received from tenants........................... $ 16,976     $ 13,403
 Cash paid to suppliers (a)...........................  (11,336)      (8,286)
 Interest received....................................       50          167
 Interest paid (b)....................................   (1,837)      (4,421)
 Property taxes paid..................................     (915)        (351)
                                                       --------     --------
Net cash provided by operating activities.............    2,938          512
                                                       --------     --------

Cash flows from investing activities:
 Additions to real estate.............................   (1,736)        (410)
 Purchase of United States Treasury Notes.............     (195)           -
 Proceeds from sale of real estate....................      130            -
                                                        -------     --------
Net cash used in investing activities.................   (1,801)        (410)
                                                        -------     --------

Cash flows from financing activities:
 Advances on Master Loan..............................       40          340
 Principal payments on notes payable..................     (480)        (459)
                                                        -------     --------
Net cash used in financing activities.................     (440)        (119)
                                                        -------     --------

Net increase (decrease) in cash and cash equivalents..      697          (17)
Cash and cash equivalents, at beginning of period.....    2,429          998
                                                        -------     --------
Cash and cash equivalents, at end of period...........  $ 3,126     $    981
                                                        =======     ========



(a) Payments to related parties totaling $1.5 million and $573,000 for the nine months ended September 30, 1994 and 1993, respectively, are included in cash paid to suppliers.

(b) Payments to related parties totaling $1.5 million and $4 million for the nine months ended September 30, 1994 and 1993, are included in interest paid.

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

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                         Notes to Financial Statements
                              September 30, 1994
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners, L.P. ("CCEP") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

The financial statements should be read in conjunction with the financial statements contained in Consolidated Capital Institutional Properties' ("CCIP") Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"), and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to CCIP's general partner, ConCap Equities, Inc. ("CEI"), Investor Relations, 5520 LBJ Freeway, Suite 430, Dallas, Texas 75240.

Presentation of Accounts
- - ------------------------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. Prior to July 1993, day-to-day property management services were provided to CCEP's properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CCEP's general partner, ConCap Holdings, Inc. ("CHI"), assumed day-to-day property management responsibilities for two of CCEP's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for two additional CCEP properties in January 1994. The management fee arrangements with Coventry and the unaffiliated management companies also provide for the payment of leasing commissions to the management companies as compensation for their services in connection with obtaining new or renewed leases with tenants of the commercial office buildings. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP is subject to an Investment Advisory Agreement between CCEP and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                                 FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                             ---------------------------
COMPENSATION                                    1994             1993
- - ------------                                 ----------       ----------
                                                    (in thousands)
Charged to other assets:
 Lease commissions........................   $       70       $        -

Charged to property operations expenses:
 Property management fees.................          326              160

Charged to administrative expenses:
 Investment advisory fee..................          193              172
                                             ----------       ----------

                                             $      589       $      332
                                             ==========       ==========

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

                                                 FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                             ---------------------------
REIMBURSEMENT                                   1994             1993
- - -------------                                ----------       ----------
                                                    (in thousands)
Charged to property operations:
 Reimbursement of direct property expense..  $      632       $       63

Charged to administrative expenses:
 Reimbursement of administrative expenses
  (including payroll reimbursements).......         227              178
                                             ----------       ----------
                                             $      859       $      241
                                             ==========       ==========

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the New Master Loan Agreement, which is described more fully in the 1993 Annual Report. Such interest payments totaled $1.5 million and $4 million in the nine months ended September 30, 1994 and 1993, respectively. CCEP received advances under the New Master Loan Agreement totaling $40,000 and $340,000 in the nine months ended September 30, 1994 and 1993, respectively.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

In February 1994, CCIP advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of Carlton House's 1993 property taxes that were due.

NOTE 4 - NOTE RECEIVABLE DEEMED IN-SUBSTANCE FORECLOSED
- - -------------------------------------------------------

As more fully described in the 1993 Annual Report, the Carlton House Note is deemed in-substance foreclosed. Summarized below are the assets, liabilities and partner's equity of New Carlton House Partners as of September 30, 1994 and December 31, 1993, and the results of its operations for the nine month period ended September 30, 1994, prepared on the same basis as CCEP's financial statements. Results of operations for the nine month period ended September 30, 1993, have not been presented below as Carlton House was not deemed in-substance foreclosed until September 30, 1993. Any intercompany balances between CCEP and Carlton House have been eliminated in CCEP's consolidated financial statements and the summarized financial statements set forth below:

                                             SEPTEMBER 30,        DECEMBER 31,
          ASSETS                                 1994                 1993
          ------                             -------------        ------------
                                                       (in thousands)
Real estate:
  Land..................................     $       3,805        $      3,805
  Buildings and improvements............            16,753              16,205
                                             -------------        ------------
                                                    20,558              20,010
  Less:  Accumulated depreciation.......              (874)               (202)
                                             -------------        ------------
                                                    19,684              19,808

Cash and cash equivalents...............             1,001                 997
United States Treasury Notes at cost
 (market - $195)........................               195                   -
 Prepaid expenses and other assets......               143                 149
                                             -------------        ------------

                                             $      21,023        $     20,954
                                             =============        ============

   LIABILITIES AND PARTNERS' EQUITY
   --------------------------------
Note and interest payable...............     $          20        $         58
Other liabilities.......................               229                 474
                                             -------------        ------------

Total liabilities.......................               249                 532
                                             -------------        ------------
Partners' equity........................            20,774              20,422
                                             -------------        ------------
 Total liabilities and partners' equity.     $      21,023        $     20,954
                                             =============        ============




                                                      FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30, 1994
                                                  --------------------------
                                                         (in thousands)
Rental revenue..........................                      $  3,498
                                                              --------

Costs and expenses:
 Property operations....................                         3,136
 Depreciation...........................                           672
 Interest...............................                             3
 Administrative.........................                            25
                                                              --------
Total costs and expenses................                         3,836
                                                              --------

Net loss................................                      $   (338)
                                                              ========