Form 10-K405
period 1994-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1995-04-14
CIK 352983

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended       December 31, 1994
                            ....................................................
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ..............    to    .....................

Commission file number          0-10831
                         .....................................................


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
................................................................................
            (Exact name of registrant as specified in its charter)


        California                                           94-2744492
................................................................................
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

        One Insignia Financial Plaza, Greenville, South Carolina  29602
................................................................................
             (Address of principal executive offices)  (Zip code)


                                (803)  239-1000
................................................................................
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
- ----------------------------------------------------------

None

Securities registered pursuant to Section 12(g) of the Act:
- ----------------------------------------------------------

Limited Partnership Units

Indicate by check mark whether the partnership, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

156,202 of partnership's 199,045 Limited Partnership Units ("Units") are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are subject to certain restrictions.

Exhibit Index:  See Page 47

Total Pages:   50

                                    PART I


  ITEM 1.   BUSINESS
  ------------------

  History of the Partnership

  Consolidated Capital Institutional Properties (the "Partnership") was organized on April 28, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200 million of Units. The Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1983 with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200 million to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-10831) on January 3, 1982. In accordance with its partnership agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 1,297 Units for a total purchase price of $1 million. The Partnership may repurchase any Units, in its absolute discretion, but is under no obligation to do so.

  General Partner of the Partnership

  The General Partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602. See "History of the General Partner."

  Business of the Partnership

  The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

  Through December 31, 1994, the Partnership had made 22 specific loans pursuant to the Master Loan (as defined in "Status of the Master Loan") and advanced a total of approximately $176.1 million. As of December 31, 1994, the balance of the Master Loan, net of the allowance for possible losses, was approximately $91.8 million. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has twelve (12) apartment buildings, three (3) office complexes and one (1) note receivable which currently secure the Master Loan. The Partnership owns directly one (1) apartment building which it acquired pursuant to a foreclosure in 1990. For a brief description of the properties refer to Item 2 - Description of Property.

  As of December 31, 1994, the Partnership's working capital reserves are greater than the 5% of Net Invested Capital required by the Partnership Agreement. See "Current Operating Plan" below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of Partnership liquidity and capital resources. Also, see Item 8
  - Financial Statements and Supplementary Data, for the amounts of revenues and operating profit or losses generated by the Partnership's operations for its last three years. The Partnership does not directly employ any persons. The General Partner and its affiliates employ persons in the operation and management of the Partnership, whose costs are reimbursed by the Partnership.

  Status of the Master Loan

  Prior to 1989, the Partnership had loaned funds totaling $170.4 million to EP subject to a nonrecourse note with a participation interest (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1981, between the Partnership and EP. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced, as well as by the assignment and pledge of promissory notes from the partners of EP.

  During 1989, EP defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP's consensual plan of reorganization (the "Plan"). In November 1990, EP and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners, L.P. ("CCEP"), and CCEP renewed the deeds of trust on all the collateral to secure the New Master Loan Agreement.

  ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The general partners of EP became limited partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings.

  Under the terms of the New Master Loan Agreement (as adopted in November
  1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow." If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

  For 1992, Excess Cash Flow was generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing income on the investment in Master Loan by the amount of CCEP's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

  Current Operating Plan

  The Partnership owns one 19 year-old apartment complex (The Loft Apartments), located in North Carolina. The Partnership's investment in the Master Loan is collateralized by 12 apartment complexes and 3 office buildings comprising the CCEP Properties, which range in age from 17 to 44 years old and are located principally in Southern, Midwestern and Western states. CCEP also holds a note receivable (the "Carlton House Note") secured by the Carlton House Apartment and Office Building ("Carlton House") which serves as additional collateral for the Master Loan. At December 31, 1994, the Carlton House Note is in default and has a balance due of $35.3 million including accrued interest. Management intends to foreclose on the Carlton House Note after the term of forbearance (which terminates in April 1995) has elapsed, in accordance with the terms of the Restructure Agreement.

  The Master Loan payments attributable to Excess Cash Flow from the CCEP Properties continue to be the Partnership's primary source of cash flow. Income received on the Partnership's property and interest-earning investments are secondary sources of cash flow to the Partnership. The Partnership will continue to hold cash reserves in low risk interest earning investments.

  Net income from operations for the Loft Apartments increased significantly in 1994 because of the completion of the rehabilitation begun in 1992. The focus of management for 1995 will be to maximize the property's cash flow.

  Management's emphasis for the CCEP Properties in 1995 will be to maximize the properties' cash flow to remit to the Partnership as Master Loan payments. During 1994, CCEP invested $1.4 million in the CCEP Properties for selected capital improvements and replacements which were all funded from cash flow. Prior to 1993, such capital improvements and replacements were funded from advances on the Master Loan. Total capital expenditures of approximately $2.4 million, are budgeted for 1995 and will be funded out of operating cash flow. Excess cash flow from the CCEP Properties, net of debt service and administrative expenses, provided approximately $2.4 million for payments on the Master Loan in 1994.

  CCEP did not receive any cash flow payments on the Carlton House Note in 1994. Cash provided by property operations in 1994 was reinvested in the property. Renovations to date have included modernizing the residential and commercial lobbies and renovating certain apartment units and hallways. Management expects all available cash flow generated from the Carlton House in 1995 will be reinvested into the property operations to continue updating interiors, repairing the roof and the buildings' major mechanical systems, and will not be available to be remitted to the Partnership as payments on the Master Loan. In February 1994, CCEP advanced approximately $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes.

  The Carlton House property secures a first lien mortgage note receivable with a carrying value of $25.1 million (principal and interest of $34.7 million at September 30, 1993) held by CCEP. The note receivable held by CCEP secures a portion of the Master Loan obligation between CCEP and the Partnership. In September 1993, a wholly-owned subsidiary of the Partnership purchased from an unaffiliated third party a $20.4 million second lien mortgage note (principal and interest of $29.4 million at September 30, 1993) secured by the Carlton House for a cash payment of $100,000. As a result of 1801 Tower, Inc. gaining the general partner interest in NCHP in 1993, and the Partnership's purchase of the second lien mortgage note secured by the Carlton House, CCEP has acquired control of the property. Accordingly, CCEP has deemed the Carlton House note in-substance foreclosed as of December 31, 1993. The collectibility of the note is uncertain, and the Partnership recorded a provision for possible losses to fully reserve its $100,000 investment in the third quarter of 1993.

  History of the General Partner

  Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the corporate general partner. In 1988, through a series of transactions Southmark Corporation ("Southmark") acquired control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing General Partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

  All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

  ITEM 2.   DESCRIPTION OF PROPERTY
  ---------------------------------

  As of December 31, 1994, the Partnership's primary asset is the Master Loan, as described in Item 1 - Business - Status of the Master Loan. The Master Loan is collateralized, in part, by deeds of trust on real property owned by CCEP. CCEP owns these properties in fee, unless otherwise indicated. The deeds of trust securing the Master Loan are first lien deeds of trust, except where other mortgage debt is shown. Additional property information is discussed in Item 8 -Financial Statements and Supplementary Data, Note 3 - Net investment in Master Loan and Schedule III - Real Estate and Accumulated Depreciation. The Partnership owns one property in fee directly. As of December 31, 1994, the investment in real estate and the real estate securing the Master Loan are as follows (dollar amounts are in thousands, except for average rent per square foot):

  INVESTMENTS IN REAL ESTATE:
  ---------------------------

                                          AS OF DECEMBER 31, 1994
                             ---------------------------------------------------
                                            PROPERTY

                                             AT NET                   AVERAGE
                                            CARRYING     MORTGAGE     RENT PER
  PROPERTY                   OCCUPANCY(a)    VALUE         DEBT       SQ.FT.(b)
  --------                   ---------      --------     --------     ---------

  The Loft Apartments
  Apartments - 188 units
  Raleigh, North Carolina        93%        $  4,750     $-           $    6.50
                                             =======      =======

INVESTMENT IN MASTER LOAN:
- ---------------------------

                                                   AS OF DECEMBER 31, 1994
                             -------------------------------------------------------------------
                             ORIGINAL                                                  AVERAGE
                             PURCHASE                    MASTER LOAN    THIRD PARTY    RENT PER
COLLATERAL PROPERTY           PRICE      OCCUPANCY(a)      BALANCE     MORTGAGE DEBT   SQ.FT.(b)
- -------------------          --------    -----------     -----------   -------------   ---------

Granada
Apartments-104 units
Fern Park, Florida           $  3,044         92%        $     2,672     $      -      $    5.73

Indian Creek Village
Apartments-274 units
Overland Park, Kansas           7,215         93%              8,906            -           6.42

The Knolls
Apartments-262 units
Colorado Springs,
   Colorado and                 6,673         98%              7,494            -           6.67
1620 West Uintah Street (c)
Single-family unit dwelling
Colorado Springs, Colorado

Lakeview Office Tower (d)
Office complex-41,691
 sq.ft.
Cincinnati, Ohio                3,256         92%              2,327        1,383          12.99

Northlake Quadrangle
Office complex-78,357
 sq.ft.
Atlanta, Georgia                3,676         68%              4,918            -          11.41

Palm Lake
Apartments-150 units
Tampa, Florida                  4,250         99%              4,989            -           6.11

Plantation Gardens
Apartments-373 units
Plantation, Florida            14,274         88%             15,957            -           8.96

Regency (d)
Apartments-239 units
Fern Park, Florida              7,445         86%              5,818          714           5.55

Sherwood Square
Apartments-246 units
Baton Rouge, Louisiana          6,451         88%              7,361            -           5.32

Shirewood Townhouses
Apartments-228 units
Shreveport, Louisiana           6,799         93%              8,324            -           4.85

Silverado
Apartments-248 units
El Paso, Texas                  4,825         94%              5,710            -           7.93

Society Park (d)
Apartments-324 units
Tampa, Florida                  9,383         96%              7,422        1,843           5.72


INVESTMENT IN MASTER LOAN:
- ---------------------------

                                                   AS OF DECEMBER 31, 1994
                             -------------------------------------------------------------------
                             ORIGINAL                                                  AVERAGE
                             PURCHASE                    MASTER LOAN    THIRD PARTY    RENT PER
COLLATERAL PROPERTY           PRICE      OCCUPANCY(a)      BALANCE     MORTGAGE DEBT   SQ.FT.(b)
- -------------------          --------    -----------     -----------   -------------   ---------

Society Park East
Apartments-200 units
Indian Harbour Beach,
 Florida                        5,428         97%              5,564            -           6.76

Tates Creek Village (d)
Apartments-205 units
Lexington, Kentucky             6,350         89%              4,628          744           7.16

Western Can Building (e)
Office complex-111,683
 sq.ft.
San Francisco, California       3,904         86%             15,075            -          12.37
                                                           ---------     --------
                                                          $  107,165    $   4,684
                                                           =========     ========

- ----------------------
Total:  Apartments - 2,853 units
        Office Buildings - 231,731 net leasable sq. ft.

Notes:

(a) Occupancy percentage represents number of occupied units divided by total units for residential properties and square footage leased divided by total square footage available for commercial properties.
(b) Average Rent per Square Foot represents gross annual rents, less concessions and lease adjustments, divided by the net leasable square footage of the property. Gross annual rents include an increment for utilities for those properties where all utility costs are paid by the property.
(c) This property was a single family dwelling located adjacent to The Knolls Apartments. It was purchased for conversion to a clubhouse for the residents of The Knolls Apartments and is additional collateral for the Master Loan.
(d) These properties securing the Master Loan are encumbered by deeds of trust aggregating approximately $4.7 million which are senior to the Partnership's liens on such properties. Indebtedness related to such senior deed of trust liens is scheduled to mature between 1998 and 2007, and has stated interest rates ranging from 8% to 10.5%.
(e) This property is owned by a limited partnership between CCEP as general partner and The Woods Company (the developer of the property) as the limited partner.

Note Receivable
- ---------------

CCEP holds one note receivable received in connection with the sale of a property it had purchased with funds loaned by the Partnership pursuant to the Master Loan. Such note receivable has been pledged by CCEP as collateral for the Master Loan. See Item 1 - Business - Current Operating Plan for the current status of the note receivable described below:


         NAME AND              DESCRIPTION OF COLLATERAL        MASTER LOAN
  LOCATION OF COLLATERAL           AND PURCHASE DATE        AT DECEMBER 31, 1994
- ---------------------------  -----------------------------  --------------------
                                    (in thousands)

Carlton House Philadelphia,   Note receivable pertaining
Pennsylvania Apartment/       to the sale of apartment/
Office Building 537 units/    office building on October
114,576 net leasable square   31, 1984.  Outstanding balance
feet                          including accrued interest
                              at December 31, 1994, is
                              $35.3 million.                    $     16,951
                                                                 ===========


SUMMARY OF INVESTMENT IN MASTER LOAN                     AS OF DECEMBER 31, 1994
- ------------------------------------                     -----------------------

  Balance secured by real property owned by CCEP............  $   107,165
  Balance secured by note receivable on property sold
   by  CCEP.................................................       16,951
                                                               ----------
                                                                  124,116
  Deferred basic interest...................................        5,289
  Accrued additional interest...............................        4,829
  Collections reserve (b)...................................       (6,548)
                                                                ---------
                                                                  127,686 (a)
  Less allowance for possible losses (b)....................      (35,900)
                                                                ---------
  Net investment in Master Loan.............................   $   91,786
                                                                =========

  (a) This amount does not include approximately $110.8 million of accrued and unpaid interest which has not been recognized as income by the Partnership pursuant to accounting guidelines, as it relates to acquisition, development or construction ("ADC") lending arrangements.

  (b) See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, Note 3 - Net Investment in Master Loan, for descriptions of the collections reserve and the allowance for possible losses.

  ITEM 3.   LEGAL PROCEEDINGS
  ---------------------------

  The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's and CCEP's business at December 31, 1994.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------------------------------------------------------------

  None.

                                    PART II


  ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
  -------  --------------------------------------------------------------------
           SECURITY HOLDER MATTERS
           -----------------------

  (A) No established public trading market for Units exists nor is one expected to develop.

  (B) Title or Class              Number of Record Unit Holders

      Limited Partnership Units   24,501 as of February 16, 1995

  (C) The following table sets forth a summary of distributions to the Limited Partners during 1994 and 1993:

                                                       FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                       -------------------
                                                         1994       1993
                                                       ---------  --------
                                                          (in thousands)
      From distributable cash flow from operations:
        Regular distributions........................     $2,962    $5,673
      From Partners' equity:
        Surplus distributions........................        724         -
                                                          ------  --------
                                                          $3,686    $5,673
                                                          ======  ========

  In both March and September 1993, the General Partner distributed approximately $2.8 million or $14.25 per Unit, all of which represented distributable cash flow from operations, and paid a matching General Partner distribution of approximately $29,000.

  In March 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit and paid a matching General Partner distribution of approximately $23,000. Approximately $1.6 million or $8.11 per Unit represented distributable cash flow from operations. The remaining approximately $700,000 or $3.64 per Unit represented return of investment. In September 1994, the General Partner distributed approximately $1.4 million or $6.77 per Unit, all of which represented distributable cash flow from operations. The matching General Partner distribution of approximately $14,000 was paid in the fourth quarter of 1994.

  In March 1995, the General Partner declared distributions attributable to cash flow from operations totaling approximately $1.5 million or $7.46 per unit to Limited Partners and a matching General Partner distribution of approximately $15,000.

  Cumulative distributions since inception of the Partnership as of December 31, 1994, have totaled approximately $146.4 million to the Limited Partners and approximately $1.1 million to the General Partner.

  ITEM 6.   SELECTED FINANCIAL DATA
  ---------------------------------

  The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


                                             YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
STATEMENTS OF OPERATIONS           1994      1993       1992      1991      1990
- ------------------------         --------  ---------  --------  --------  --------
                                         (in thousands, except unit data)

  Revenues.....................  $ 4,434   $  6,180   $ 8,189   $ 7,692   $10,787
  Costs and expenses...........   (1,496)    (1,849)   (1,892)   (1,953)   (2,041)
  Provision for possible losses        -    (11,100)   (9,000)        -         -
                                 -------   --------   -------   -------   -------
  Income from operations.......    2,938     (6,769)   (2,703)    5,739     8,746
  Gain (loss) on sale of
   securities available for
   sale........................        -         20         -       188       (67)
  Other income.................       56          -         -         -         -
                                 -------   --------   -------   -------   -------

  Net income (loss)              $ 2,994   $ (6,749)  $(2,703)  $ 5,927   $ 8,679
                                 =======   ========   =======   =======   =======

                                                       YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
STATEMENTS OF OPERATIONS                    1994      1993       1992       1991      1990
- ------------------------                  --------  ---------  ---------  --------  ---------
                                                   (in thousands, except unit data)

  Net income (loss) per Weighted
   Average Limited Partnership Unit:
  Income from operations................  $  14.62  $ (33.67)  $ (13.44)  $  28.54  $  43.50
  Other income..........................       .28         -          -          -         -
  Gain (loss) on sale of securities
   available for sale...................         -       .10          -        .93      (.33)
                                          --------  --------   --------   --------  --------
  Net income (loss).....................  $  14.90  $ (33.57)  $ (13.44)  $  29.47  $  43.17
                                          ========  ========   ========   ========  ========

  Distributions per Weighted Average
   Limited Partnership Unit.............  $  18.52  $  28.50   $  26.25   $  42.61  $  47.58
                                          ========  ========   ========   ========  ========

  Weighted Average Limited Partnership
   Units outstanding....................   199,045   199,051    199,051    199,051   199,051
                                          ========  ========   ========   ========  ========
                                                          AS OF DECEMBER 31,
                                          --------------------------------------------------
BALANCE SHEETS                              1994      1993       1992       1991      1990
- --------------                            --------  --------   --------   --------  --------
                                                            (in thousands)

  Total assets                            $107,630  $108,442   $120,876   $129,003  $131,529
                                          ========  ========   ========   ========  ========

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

  INTRODUCTION
  ------------

  The operations of the Partnership primarily include mortgage servicing and collection. Consequently, the following discussion will focus on these activities and the underlying properties that secure the Master Loan and should be read in conjunction with Item 8 - Financial Statements and Supplementary Data of the Partnership and notes related thereto included elsewhere in this report.

  RESULTS OF OPERATIONS
  ---------------------

  1994 Compared with 1993
  -----------------------

  Property Operations:

  Rental revenues for the year ended December 31, 1994 increased $117,000 or 10% over 1993 primarily because of increased rental charges at the Lofts Apartments. Property operations expenses for the year ended December 31, 1994 decreased $127,000 or 17% as compared to 1993 primarily due to decreases in non-capital refurbishments and replacements and lower personnel and property administrative expenses.

  Income on Investment in Master Loan:

  See separate discussion for "Income on Investment in Master Loan" below.

  Administrative Expenses:

  Administrative expenses for the year ended December 31, 1994, decreased $232,000 or 33% primarily because of a decrease in overhead expenses allocated to the Partnership and decreases in direct costs, such as data processing, insurance and communication expenses.

  Investment Income:

  Investment income for the year ended December 31, 1994 decreased $322,000 or 32% from 1993 because lower average cash balances were available for investment, as excess cash was distributed to the Partners in 1994, combined with the effect of lower market yields available during 1994.

  1993 Compared with 1992
  -----------------------

  Property Operations:

  For the year ended December 31, 1993, rental revenues increased $201,000 or 21% over 1992 because of increased rent charges and improved occupancy at The Loft Apartments. Approximately $83,000 of the increase is attributable to rental rate escalations, and the remaining $118,000 increase is the result of higher average occupancy rates.

  For the year ended December 31, 1993, property operations expenses decreased $63,000 or 8% from 1992 because of decreases in noncapital refurbishments, replacements and service expenses. Depreciation expense for 1993 was comparable with 1992.

  Income on Investment in Master Loan:

  See separate discussion for "Income on Investment in Master Loan" below.

  Administrative Expenses:

  For the year ended December 31, 1993, administrative expenses remained comparable to 1992. The Partnership experienced decreases of approximately $133,000 in administrative, legal and communication costs which were almost fully offset by an increase of approximately $129,000 in the Partnership's insurance costs.

  Income on Investment in Master Loan
  -----------------------------------

  The following table summarizes the sources of income and principal receipts on the investment in Master Loan with respect to CCEP's operations during the years ended December 31, 1994, 1993, and 1992, respectively:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------
                                                       (in thousands)

  Funds provided by property operations...    $ 18,128    $ 18,008    $ 17,253
  Funds used for property operations
   (includes administrative expenses).....     (14,212)    (12,968)    (11,643)
  Proceeds from sale of property..........         130           -           -
  Debt service payments on underlying
   notes payable..........................      (1,064)     (1,223)     (1,359)
                                              --------    --------    --------
  Net funds from property operations......       2,982       3,817       4,251
  Collection of note receivable...........           -         150       1,941
                                              --------    --------    --------
  Total funds from operations.............       2,982       3,967       6,192
  Advance on Carlton House note receivable        (589)          -           -
  Net investing activity..................          55          22          18
                                              --------    --------    --------
  Net funds provided......................    $  2,448    $  3,989    $  6,210
                                              ========    ========    ========

  Income from the investment in Master
   Loan...................................    $  2,448    $  3,989    $  6,210
                                              ========    ========    ========

  1994 Compared with 1993:
  -----------------------

  For the year ended December 31, 1994, income from the investment in Master Loan decreased $1.5 million or 39% from 1993. Net funds provided by CCEP for Master Loan payments decreased as a result of several factors, as hereinafter described. Funds used for CCEP property operations increased $1.2 million or 10% because of increases in replacements and refurbishments and an increase in service and utility expenses. Debt service payments to CCEP third party lien holders decreased $159,000 or 13% from 1993, as a result of the maturity and payoff of a note payable and the modification of a note payable to eliminate mortgage interest participation which occurred during the third quarter of 1993. In August, 1994, CCEP sold a tract of land and the related improvements adjacent to one of the Partnership's properties and received proceeds of approximately $130,000. In March 1994, CCEP advanced $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes in an effort to protect CCEP's interest in the property. In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to NCHP as an advance on the Carlton House Note to pay the remaining balance of 1993 property taxes. As discussed in the 1993 Annual Report, all cash flows generated by Carlton House are being reinvested in the property.

  1993 Compared with 1992:
  -----------------------

  For the year ended December 31, 1993, income from the investment in Master Loan decreased $2.2 million or 36% from 1992, primarily because Master Loan payments attributable to Carlton House decreased $1.8 million or 93%. As described more fully under "Liquidity and Capital Resources - The Carlton House," debt service payments on the Carlton House Note held by CCEP were reduced to only the amount of net cash flow. No cash flow was available for debt service in 1993, as all cash flows generated by Carlton House were reinvested into the property. A payment of $150,000 from the previous general partner of the owner of Carlton House was made to CCEP in January 1993 and remitted to the Partnership as a Master Loan payment. CCEP acquired control of the Carlton House in the first quarter of 1993 and the property is considered in-substance foreclosed as of December 31, 1993. Pursuant to accounting guidelines, a property that is in-substance foreclosed shall be included in an entity's financial statements as if the property had been legally foreclosed. However, any cash flow generated from the Carlton House is not considered in CCEP's Master Loan payment until the cash flow is first remitted to CCEP as a note receivable payment. The presentation of the Carlton House as in-substance foreclosed pursuant to accounting guidelines does not affect the calculation of CCEP's cash flows for Master Loan payments.

  Funds provided by operations of the CCEP Properties increased $755,000 or 5% in 1993. The $605,000 increase in rental rates and the $276,000 increase due to improved occupancies at the residential properties and increased other income more than offset rental losses of $126,000 at the 444 DeHaro Office Building ("444 DeHaro"). Historically, the 444 DeHaro tenant base has been a mix of retail and commercial tenants. 444 DeHaro has experienced a decline in its retail tenant base because the tenant mix in the area surrounding the property is shifting from retail clientele to commercial. As a result of this market trend, the property manager has shifted its focus for new leases to commercial tenants.

  Funds used for property operations of the CCEP Properties increased $1.3 million or 12% in 1993. Replacements and improvements funded from property cash flow contributed $700,000 to the increase. During 1992, replacement and improvement expenditures were funded from the Partnership as advances on the Master Loan. The remaining $626,000 increase consists of increased operating expenses at the CCEP Properties, primarily noncapital replacements, utilities and service costs.

  Debt service payments to third-party lien holders decreased $136,000 or 10% in 1993 because an excess cash flow payment was remitted to a lien holder in January 1992.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  Year Ended December 31, 1994
  ----------------------------

  The Partnership's net cash inflows, which totaled approximately $8.5 million for the year ended December 31, 1994 were from two primary sources: proceeds from the sale of securities available for sale of $5.4 million and net cash provided by operating activities of approximately $3.1 million. The primary uses of cash during the same period, which totaled approximately $7.1 million, were approximately $3.7 million for distributions to Partners, and approximately $3.4 million for the purchase of a United States Treasury Bills.

  The Partnership's property is budgeted to generate sufficient revenues in 1995 to meet the Partnership's short term working capital needs. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the operating performance of the collateral properties which secure the Master Loan. Future cash distributions will depend on the levels of net cash provided by the Master Loan.

  The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $9.9 million, were greater than the reserve requirement of $8.0 million as of December 31, 1994.

  CCEP Property Operations
  ------------------------

  Approximately $3.2 million has been invested in the CCEP Properties over the last three years for selected improvements, upgrades and rehabilitation programs, of which $1.1 million was funded by the Partnership with advances on the Master Loan. Capital expenditures, totaling $2.4 million which are budgeted at the CCEP Properties in 1995, are expected to be funded from the properties' operating cash flows.

  For the year ended December 31, 1994, CCEP's net loss totaled $27.4 million on total revenues of $23.1 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1994, CCEP's statement of operations includes total interest expense attributable to the Master Loan of $27.1 million, of which approximately $24.6 million represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation. However, CCEP's operations are expected to provide cash flow during 1995 which will be available to be utilized as Master Loan debt service.

  The Carlton House
  -----------------

  CCEP holds a note receivable of $35.3 million (including accrued interest) secured by the Carlton House which serves as additional collateral for the Master Loan. The note receivable is considered in-substance foreclosed as of December 31, 1994.

  The borrower on the note defaulted on its regular mortgage payment to CCEP in March 1991, and in September 1992, CCEP entered into a Restructure Agreement with the borrower. Pursuant to the Restructure Agreement, 1801 Tower, Inc., an affiliate of CCEP and the Partnership, was substituted as the new general partner of New Carlton House Partners ("NCHP"), the partnership which owns the Carlton House. The Restructure Agreement also provides that payments to CCEP under the Carlton House Note will be in an amount equal to the property's net cash flow and precludes CCEP from foreclosing on the property until April 1995. Management intends to foreclose on the Carlton House Note after the term of forbearance (which terminates in April 1995) has elapsed in accordance with the terms of the Restructure Agreement.

  Prior to the Restructure Agreement, limited information was provided by the borrower. Information obtained subsequent to execution of the Restructure Agreement indicates that the property's deferred maintenance is significantly higher than the borrower's estimate of $5 million. The substantial amount of deferred maintenance which was, in some cases, endangering the continued operations of the property, and the value of the property which collateralizes the Carlton House Note, is currently being addressed.

  In September 1993, a wholly-owned subsidiary of the Partnership purchased from an unaffiliated third party a $20.4 million second lien mortgage note (principal and interest of $29.4 million at September 30, 1993) secured by the Carlton House for a cash payment of $100,000. As a result of 1801 Tower, Inc. gaining the general partner interest in NCHP in 1993, and the Partnership's purchase of the second lien mortgage note secured by the Carlton House, CCEP has acquired control of the property. Accordingly, CCEP has deemed the Carlton House Note in-substance foreclosed as of December 31, 1993. The collectibility of the note is uncertain and the Partnership recorded a provision for possible losses to fully reserve its $100,000 investment in the third quarter of 1993.

  In December 1993, the Partnership advanced approximately $2.1 million to CCEP as an advance on the Master Loan. CCEP then advanced approximately $2.1 million to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's delinquent property taxes. Both advances are in accordance with the respective loan agreements. In February 1994, CCEP advanced approximately $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes that were due.

  Distributions
  -------------

  In March 1994, the General Partner distributed approximately $2.3 million or $11.75 per Unit and paid a matching General Partner distribution of approximately $23,000, all of which represented distributable cash flows from operations. In September 1994, the General Partner distributed approximately $1.4 million or $6.77 per Unit, all of which represented distributable cash flow from operations. The matching General Partner distribution of approximately $14,000 was paid in the fourth quarter of 1994.

  Other Income
  ------------

  In 1991, the Partnership (and simultaneously 15 Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $6,690 and $49,847 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ----------------------------------------------------



CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
- ---------------------------------------------
                                                                   PAGE
INDEX                                                             NUMBER
- -----                                                             ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.......................     14

BALANCE SHEETS as of December 31, 1994 and 1993................     15

STATEMENTS OF OPERATIONS for the Years Ended
 December 31, 1994, 1993 and 1992..............................     16

STATEMENTS OF PARTNERS' EQUITY (DEFICIT) for the
 Years Ended December 31, 1994, 1993 and 1992..................     17

STATEMENTS OF CASH FLOWS for the Years Ended
 December 31, 1994, 1993 and 1992..............................     18

NOTES TO FINANCIAL STATEMENTS..................................     20

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION........     26

FINANCIAL STATEMENTS FOR CONSOLIDATED CAPITAL
 EQUITY PARTNERS L.P. as of December 31, 1994 and 1993.........     28


All other schedules are omitted as they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Partners of
  Consolidated Capital Institutional Properties:


  We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                ARTHUR ANDERSEN LLP


  Dallas, Texas,
     March 23, 1995

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                BALANCE SHEETS
                       (in thousands, except unit data)



                                                     DECEMBER 31,
                                                 ---------------------
ASSETS                                             1994        1993
- ------                                           ---------  ----------

Real estate:
 Land..........................................  $  1,053    $  1,053
 Buildings and improvements....................     5,202       5,175
                                                 --------    --------
                                                    6,255       6,228
 Less:  Accumulated depreciation...............    (1,505)     (1,088)
                                                 --------    --------
                                                    4,750       5,140
                                                 --------    --------

Net investment in Master Loan..................    91,786      91,746

Cash and cash equivalents......................     1,554         222
Securities available for sale..................     8,329      10,391
Due from affiliates............................       935         559
Other assets...................................       276         384
                                                 --------    --------
                                                 $107,630    $108,442
                                                 ========    ========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Accounts payable and accrued expenses..........  $     55    $    124
Tenant security deposits.......................        47          53
Distributions payable..........................       324         332
                                                 --------    --------
                                                      426         509
                                                 --------    --------

Commitment and Contingencies (Note 5)..........

Partners' equity (deficit):
 Limited Partners - 199,045 and 199,046 units
  outstanding in 1994 and 1993, respectively...   107,498     108,220
 General Partner...............................      (294)       (287)
                                                 --------    --------
                                                  107,204     107,933
                                                 --------    --------

                                                 $107,630    $108,442
                                                 ========    ========

The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994        1993         1992
                                             ---------  -----------  ----------
  Revenues:
    Rental income..........................     $1,312     $ 1,195     $   994
    Income on investment in Master Loan to
     affiliate.............................      2,448       3,989       6,210
    Investment income......................        674         996         985
                                                ------     -------     -------

      Total revenues.......................      4,434       6,180       8,189
                                                ------     -------     -------

  Costs and expenses:
    Property operations....................        599         726         790
    Provision for possible losses..........          -      11,100       9,000
    Depreciation...........................        417         411         399
    Administrative.........................        480         712         703
                                                ------     -------     -------

      Total costs and expenses (a).........      1,496      12,949      10,892
                                                ------     -------     -------

  Income (loss) from operations............      2,938      (6,769)     (2,703)
  Gain on sale of securities available for
   sale....................................          -          20           -
  Other income (Note 4)....................         56           -           -
                                                ------     -------     -------
  Net income (loss)........................     $2,994     $(6,749)    $(2,703)
                                                ======     =======     =======

  Net Income (loss) per Weighted Average
   Limited
    Partnership Unit:
    Income (loss) from operations..........     $14.62     $(33.67)    $(13.44)
    Gain on sale of investments............          -         .10           -
    Other income...........................        .28           -           -
                                                ------     -------     -------
  Net income (loss)........................     $14.90     $(33.57)    $(13.44)
                                                ======     =======     =======

  Distributions per Weighted Average
   Limited
    Partnership Unit.......................     $18.52     $ 28.50     $ 26.25
                                                ======     =======     =======




  (a) Costs and expenses include approximately $421,000, $402,000 and $350,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively.

   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

             For the Years Ended December 31, 1994, 1993 and 1992
                                (in thousands)



                                                               TOTAL
                                  GENERAL     LIMITED        PARTNERS'
                                  PARTNER     PARTNERS    EQUITY (DEFICIT)
                                  -------     --------   ----------------

  Balance at December 31, 1991... $   (83)   $ 128,476     $ 128,393

  Net loss.......................     (27)      (2,676)       (2,703)

  Distributions..................     (53)      (5,225)       (5,278)
                                     ----      -------       -------

  Balance at December 31, 1992...    (163)     120,575       120,412

  Net loss.......................     (67)      (6,682)       (6,749)

  Distributions..................     (57)      (5,673)       (5,730)
                                     ----      -------       -------

  Balance at December 31, 1993...    (287)     108,220       107,933

  Net income.....................      30        2,964         2,994

  Distributions..................     (37)      (3,686)       (3,723)
                                     ----      -------       -------

  Balance at December 31, 1994... $  (294)   $ 107,498     $ 107,204
                                     ====      =======       =======


   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------
  Cash flows from operating activities:
   Cash received from tenants.............     $ 1,312     $ 1,199     $ 1,008
   Cash paid to suppliers (a).............      (1,075)     (1,144)     (1,630)
   Investment income received (b).........       2,834       4,973       7,330
   Property taxes paid....................         (68)        (61)        (66)
   Other income...........................          50           -           -
                                               -------     -------     -------
  Net cash provided by operating
   activities.............................       3,053       4,967       6,642
                                               -------     -------     -------

  Cash flows from investing activities:
   Additions to real estate...............         (27)        (19)       (181)
   Proceeds from sale of securities
    available for sale....................       5,461       1,765           -
   Purchase of securities available for
    sale..................................      (3,392)       (140)          -
   Purchase of mortgage loan..............           -        (100)          -
   Advances on Master Loan................         (40)     (2,390)       (999)
                                               -------     -------     -------
  Net cash provided by (used in)
   investing activities...................       2,002        (884)     (1,180)
                                               -------     -------     -------

  Cash flows from financing activities:
   Principal payments on note payable.....           -           -         (14)
   Distributions to partners..............      (3,723)     (5,738)     (5,278)
                                               -------     -------     -------
  Net cash used in financing activities...      (3,723)     (5,738)     (5,292)
                                               -------     -------     -------

  Net increase (decrease) in cash and
   cash equivalents.......................       1,332      (1,655)        170
  Cash and cash equivalents, at beginning
   of year................................         222       1,877       1,707
                                               -------     -------     -------

  Cash and cash equivalents, at end of
   year...................................     $ 1,554     $   222     $ 1,877
                                               =======     =======     =======


  (a) Payments to related parties totaling approximately $421,000, $406,000 and $350,000 for the years ended December 31, 1994, 1993 and 1992, respectively, are included in cash paid to suppliers.

  (b) Payments from related parties totaling approximately $2.4 million, $4.0 million and $6.2 million for the years ended December 31, 1994, 1993 and 1992, respectively, are included in interest received.


   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           STATEMENTS OF CASH FLOWS

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                             Operating Activities
                                (in thousands)


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         1994        1993         1992
                                                      ----------  -----------  ----------

  Net income (loss).................................     $2,994      $(6,749)    $(2,703)
                                                         ------      -------     -------

  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation...................................        417          411         399
     Amortization of discount on securities
       available for sale...........................          2           (2)          -
     Gain on sale of investments....................          -          (20)          -
     Receipt of Southmark stock.....................         (7)           -           -
     Provision for possible losses..................          -       11,100       9,000
     Changes in assets and liabilities:
       Due from affiliates..........................       (376)         (41)        138
       Other assets.................................        108          215         (60)
       Accounts payable and accrued
        expenses....................................        (68)          53        (132)
       Distributions payable........................         (8)           -           -
                                                         ------      -------     -------

         Total adjustments..........................         68       11,716       9,345
                                                         ------      -------     -------

  Net cash provided by operating
   activities.......................................     $3,062      $ 4,967     $ 6,642
                                                         ======      =======     =======


   The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1994 and 1993



  NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  --------------------------------------------------------------------

  Organization
  ------------

  Consolidated Capital Institutional Properties (the "Partnership"), a California limited partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1994, the Partnership had made 22 specific loans totaling approximately $176.1 million under the Master Loan.

  During 1989, EP defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the Bankruptcy Court approved EP's consensual plan of reorganization (the "Plan"). In November 1990, EP and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners, L.P. ("CCEP"), and CCEP renewed the deeds of trust on all the collateral to secure the New Master Loan Agreement.

  ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The general partners of EP became limited partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings.

  Upon the Partnership's formation in 1981, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and replaced CCEC as managing general partner in all 16 partnerships.

  All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

  The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

  Statements of Cash Flows
  ------------------------

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in commercial paper with original maturities of three months or less.

  Restricted Cash
  ---------------

  The Partnership maintains security deposits in Cash and Cash Equivalents of approximately $34,000 and $8,000 at December 31, 1994 and 1993, respectively.

  The Partnership maintains tax and insurance escrows in Other Assets of approximately $94,000 and $113,000 at December 31, 1994 and 1993, respectively.

  Investment in Real Estate
  -------------------------

  The investment in real estate is recorded at the lower of carrying value of the portion of the Master Loan (net of the allowance for possible losses) which, prior to foreclosure by the Partnership in 1990, was attributable to The Loft Apartments or estimated fair value. Estimated fair value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred.

  Depreciation
  ------------

  Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years.

  Investment in Master Loan
  -------------------------

  The Master Loan and New Master Loan agreements are considered investments in acquisition, development, and construction ("ADC") loans, primarily because the Partnership is entitled to receive, according to the provisions of the Master Loan and New Master Loan agreements, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. The investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the Master Loan and New Master Loan agreements in excess of payments received is deferred. As of December 31, 1994, and 1993, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $110.8 million and $86.2 million, respectively.

  Allowances for Possible Losses
  ------------------------------

  Allowances to reduce the carrying cost of the Master Loan and real estate investments are provided when it is probable that reasonably estimable net realizable values are less than the recorded carrying cost of such
  investments.   Losses that result from the ongoing periodic evaluation of the net realizable value of the collateral securing the Master Loan and real estate investments are charged to expense in the period in which they are identified.

  Securities Available For Sale
  -----------------------------

  In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities' available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.

  Unamortized discounts or premiums, resulting from the stated rates on Securities investments differing from the prevailing interest rates at the time the investments were acquired, are amortized using the effective interest method over the term of the investments.

  The Securities mature as follows:


DESCRIPTION              COST         MATURITY
- -----------              ----         --------

U.S. Treasury Note    $1,999,439  April 15, 1995
U.S. Treasury Note     2,591,211  May 15, 1996
U.S. Treasury Note     2,659,577  July 15, 1996
U.S. Treasury Bill       584,924  February 16, 1995
U.S. Treasury Bill       486,865  March 30, 1995
Equity Securities          6,690  N/A
                      ----------
                      $8,328,706
                       =========

  Rental Income
  -------------

  The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases.

  Income Taxes
  ------------

  No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

  The tax basis of the Partnership's assets and liabilities is approximately $74.4 million greater than the assets and liabilities as reported in the financial statements at December 31, 1994.

  Allocation of Net Income and Net Loss
  -------------------------------------

  The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

  Net Income (Loss) Per Weighted Average Limited Partnership Unit
  ---------------------------------------------------------------

  Net income (loss) per Weighted Average Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of weighted average Units outstanding. Per Unit information has been computed based on 199,045, 199,051 and 199,051 weighted average Units outstanding in 1994, 1993 and 1992, respectively.

  Presentation of Accounts
  ------------------------

  Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

  Due from Affiliates
  -------------------

  Due from affiliates primarily represents cash flow payments owed to CCIP from CCEP in accordance with the terms of the Master Loan.

  NOTE 2 - RELATED PARTY TRANSACTIONS
  -----------------------------------

  The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. During 1992 and 1993, property management services were provided by an unaffiliated management company. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of Insignia, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement. An affiliate of Insignia assumed day-to-day property management responsibilities of the property in late December, 1994. Fees paid to PSI and Coventry have been reflected in the following table as compensation to related parties in the applicable periods.

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
     COMPENSATION                         1994            1993            1992
     ------------                       --------        --------        --------
                                                     (in thousands)
  Charged to property operations
   expenses:
     Property management fees           $     65        $     38        $     10
                                         -------         -------         -------

  In addition to the compensation paid in connection with property operations, the Partnership Agreement provides for reimbursement to the property management companies for their expenses related to property operations (primarily salaries and related costs for on-site property personnel). The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements as reflected in the following table:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
REIMBURSEMENTS                                     1994   1993   1992
- --------------                                    -----  -----  -----
                                                     (in thousands)

  Charged to real estate:
   Reimbursement of direct property expense.....  $   -  $   4  $   -
                                                  -----  -----  -----

  Charged to property operations expenses:
   Reimbursement of direct property expense.....    130     64      -
                                                  -----  -----  -----

  Charged to administrative expenses (including
   computer and payroll reimbursement)..........    226    300    340
                                                  -----  -----  -----

                                                  $ 356  $ 368  $ 340
                                                  =====  =====  =====

  On October 16, 1992, an affiliate of the General Partner, LP Acceptance Corporation, distributed an offer to purchase Units (the "Tender Offer") for a cash price of $225.00 per Unit to Limited Partners of record as of October 1, 1992. Approximately 7,539 Limited Partners holding 42,843 Units (22% of total Units) accepted the Tender Offer and sold their Units to LP Acceptance Corporation effective December 1, 1992, for an aggregate sales price of approximately $9.6 million. Effective with the "Insignia Transaction" on December 8, 1994, Insignia Financial Group, Inc., an affiliate of the General Partner, acquired the 42,843 units previously held by LP Acceptance Corporation.

  NOTE 3 - NET INVESTMENT IN MASTER LOAN
  --------------------------------------

  The net investment in Master Loan consists of the following:

                                         AS OF DECEMBER 31,
                                        --------------------
                                          1994       1993
                                        ---------  ---------
  (in thousands)

  Master Loan funds advanced..........  $124,116   $124,076
  Accrued deferred basic interest.....     5,289      5,289
  Accrued additional interest.........     4,829      4,829
  Collections reserve (a).............    (6,548)    (6,548)
                                        --------   --------
                                         127,686    127,646
  Less allowance for possible losses..   (35,900)   (35,900)
                                        --------   --------
  Net investment in Master Loan.......  $ 91,786   $ 91,746
                                        ========   ========

  (a) The collections reserve represents funds collected by the Partnership related to the Master Loan but which are not attributable to a specific property. The funds represent collections in connection with properties sold by CCEP for which the representative portion of the Master Loan has been repaid.

  At December 31, 1994 and 1993, cumulative deferred interest totaling approximately $110.8 million and $86.2 million, respectively, was not included in the balance of the net investment in Master Loan.

  Terms of the New Master Loan Agreement
  --------------------------------------

  Under the terms of the New Master Loan Agreement (as adopted in November
  1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended December 31, 1994, 1993, and 1992, was 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow." If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

  For 1992, Excess Cash Flow was generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing income on the investment in Master Loan by the amount of CCEP's capital expenditures, since such amounts were previously excluded from Excess Cash Flow.

  The Carlton House property secures a first lien mortgage note receivable with a carrying value of $25.1 million (principal and interest of $35.3 million at December 31, 1994) held by CCEP. The note receivable held by CCEP secures a portion of the Master Loan obligation between CCEP and the Partnership. In September 1993, a wholly-owned subsidiary of the Partnership purchased from an unaffiliated third party a $20.4 million second lien mortgage note (principal and interest of $29.4 million at September 30, 1993) secured by Carlton House Apartments and Office Building ("Carlton House") for $100,000. The collectibility of the second lien note secured by the Carlton House is uncertain, and the Partnership recorded a provision for possible losses to fully reserve its $100,000 investment in the third quarter of 1993.

  In December 1993, the Partnership advanced approximately $2.1 million to CCEP as an advance on the Master Loan. CCEP then advanced approximately $2.1 million to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's delinquent property taxes. Both advances are in accordance with the respective note agreements. In February 1994, CCEP advanced approximately $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes that were due. In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to NCHP as an advance on the Carlton House Note to pay the remaining balance of 1993 property taxes.

  Summary of Operations of CCEP
  -----------------------------

  Sources of income and principal receipts on the Partnership's investment in Master Loan related to CCEP and EP totaled approximately $2.4 million, $4 million and $6.2 million, respectively, during the years ended December 31, 1994, 1993, and 1992. Following is a summary of operations of CCEP for the years then ended:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------
                                                       (in thousands)

  Funds provided by property operations...    $ 18,128    $ 18,008    $ 17,253
  Funds used for property operations
   (includes administrative expenses).....     (14,212)    (12,968)    (11,643)
  Proceeds from sale of property..........         130           -           -
  Debt service payments on underlying
   notes payable..........................      (1,064)     (1,223)     (1,359)
                                              --------    --------    --------
  Net funds from property operations......       2,982       3,817       4,251
  Collection of note receivable...........           -         150       1,941
                                              --------    --------    --------
  Total funds from property operations....       2,982       3,967       6,192
  Advance on Carlton House note receivable        (589)          -           -
  Net investing activity..................          55          22          18
                                              --------    --------    --------
  Net funds provided......................    $  2,448    $  3,989    $  6,210
                                              ========    ========    ========
   Income from the investment in Master
   Loan...................................    $  2,448    $  3,989    $  6,210
                                              ========    ========    ========

  For the year ended December 31, 1993, the Partnership recorded a provision for possible losses of approximately $11.1 million, primarily because of a decline in value of the 444 DeHaro Building ("444 DeHaro"), a building located in San Francisco, California, that secures the Master Loan. 444 DeHaro has experienced a decline in its tenant base because of the economic hardships experienced by its tenants, and because the target market for 444 DeHaro's commercial space is limited due to the industrial nature of the surrounding area. Additionally, the property currently has several tenants under leases which expired in 1994. Lease rates in the area have declined substantially since their leases were signed and management expects that if tenants renew their leases, the lease rates will be significantly lower than the rates in effect in the existing leases.

  NOTE 4 - OTHER INCOME
  ---------------------

  In 1991, the Partnership (and simultaneously 15 Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the

  Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $6,690 and $49,847 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

  NOTE 5 - COMMITMENT
  -------------------

  The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Securities available for sale (at market), totaling approximately $9.9 million, were greater than the reserve requirement of $8 million at December 31, 1994.

  NOTE 6 - PARTNERS' EQUITY (DEFICIT)
  -----------------------------------

  The sources of distributions per Unit for the years ended December 31, 1994, 1993 and 1992, are as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                               1994          1993         1992
                                             --------      --------     --------
  From distributable cash from operations:
   Regular distributions                     $  18.52      $  28.50     $  26.25
                                              =======       =======      =======

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1994
                            (dollars in thousands)

                                                                                    GREAT AMOUNT AT
                              INITIAL COST                    COSTS         WHICH CARRIED AT CLOSE OF PERIOD
                 --------------------------------------     CAPITALIZED     ----------------------------------
                   RELATED                BUILDINGS AND     SUBSEQUENT                BUILDINGS AND
DESCRIPTION      ENCUMBRANCES     LAND    IMPROVEMENTS     TO ACQUISITION    LAND     IMPROVEMENTS      TOTAL
- -----------      ------------   -------   -------------    --------------   -------   -------------   --------
The Lofts
 Raleigh, NC     $          -   $ 1,053   $       4,147    $        1,055   $ 1,053      $  5,202     $  6,255
                  ===========    ======    ============     =============    ======       =======      =======
                                                             DEPRE-
                                                             CIABLE
                 ACCUMULATED      DATE OF         DATE       LIVES
DESCRIPTION      DEPRECIATION   CONSTURCTION    ACQUIRED    (YEARS)
- -----------      ------------   ------------    --------    -------
The Lofts
 Raleigh, NC       $  1,505         1975        11/19/90      5-20
                    =======

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                             Notes to Schedule III

                   Real Estate and Accumulated Depreciation


Changes in real estate and accumulated depreciation are as follows:


                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
REAL ESTATE:                              1994         1993          1992
- -----------                              ------       -------       ------
                                                   (in thousands)

Balance, real estate at beginning of
 year..................................  $6,228        $6,209       $6,028
 Additions.............................      27            19          181
                                         ------        ------       ------
Balance, real estate at end of year....  $6,255 (1)    $6,228 (1)   $6,209 (1)
                                         ======        ======       ======

ACCUMULATED DEPRECIATION:
- ------------------------

Balance, depreciation of real estate
 at beginning of year..................  $1,088        $  677       $  278
 Depreciation of real estate...........     417           411          399
                                         ------        ------       ------
Balance, depreciation of real estate
 at end of year........................  $1,505        $1,088       $  677
                                         ======        ======       ======


(1)  The aggregate cost for federal income tax purposes is (in thousands):


     1994       $6,392
     1993       $6,365
     1992       $6,345


                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 and 1993

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                               TABLE OF CONTENTS

                               December 31, 1994

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................    30

CONSOLIDATED BALANCE SHEETS as of December 31, 1994 and 1993............    31

CONSOLIDATED STATEMENTS OF OPERATIONS for the Years Ended December 31,
 1994, 1993 and 1992....................................................    32

CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT for the Years Ended
 December 31, 1994, 1993 and 1992.......................................    33

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended December 31,
 1994, 1993 and 1992....................................................    34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Equity Partners L.P.:

We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners L.P. (a California limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Equity Partners L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP




Dallas, Texas,
 March 23, 1995

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                             DECEMBER 31,
                                                       ------------------------
ASSETS                                                    1994          1993
- ------                                                 ----------    ----------

Real estate, at cost:
 Land..............................................    $  10,831     $  10,953
 Land improvements.................................        7,221         7,221
 Buildings.........................................       80,850        79,962
 Building improvements.............................        5,589         5,145
                                                       ---------   -----------
                                                         104,491       103,281
 Less:  Accumulated depreciation...................      (63,288)      (58,141)
                                                       ---------   -----------
                                                          41,203        45,140

Real estate assets of property in-substance
 foreclosed........................................       20,722        20,010
 Less:  Accumulated depreciation...................       (1,122)         (202)
                                                       ---------   -----------
                                                          19,600        19,808
                                                       ---------   -----------
                                                          60,803        64,948
                                                       ---------   -----------

Cash and cash equivalents..........................        3,393         2,429
Securities available for sale......................          195             -
Investments in limited partnerships................        2,508         2,508
Other assets.......................................        1,254         1,083
                                                       ---------   -----------
                                                       $  68,153     $  70,968
                                                       =========   ===========

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Master Loan and interest payable...................    $ 238,486     $ 213,798
Notes and interest payable.........................        4,700         5,338
Due to affiliates..................................          969           620
Other liabilities..................................        2,038         1,897
                                                       ---------   -----------
                                                         246,193       221,653
                                                       ---------   -----------
Partners' deficit:
 Limited Partners..................................     (176,260)     (149,178)
 General Partner...................................       (1,780)       (1,507)
                                                       ---------   -----------
                                                        (178,040)     (150,685)
                                                       ---------   -----------
                                                       $  68,153     $  70,968
                                                       =========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------
Revenues:
  Rental..................................    $ 22,987    $ 19,161    $ 17,214
  Investment income.......................          77         173       1,959
                                              --------    --------    --------

    Total revenues........................      23,064      19,334      19,173
                                              --------    --------    --------

Costs and expenses:
  Interest (a)............................      27,573      24,852      22,759
  Property operations.....................      15,903      12,831      10,680
  Depreciation............................       6,132       5,410       5,412
  Loss on sale of real estate.............          31           -           -
  Administrative..........................         780         756         831
  Loss on real estate in-substance
   foreclosed.............................           -       4,795           -

    Total costs and expenses (b)..........      50,419      48,644      39,682
                                              --------    --------    --------

  Loss from operations....................     (27,355)    (29,310)    (20,509)
  Gain on real estate tax settlement......           -       1,108           -
                                              --------    --------    --------

Net loss..................................    $(27,355)   $(28,202)   $(20,509)
                                              ========    ========    ========




(a) Interest expense includes approximately $27.1 million, $24.3 million and $22.1 million to related parties for the years ended December 31, 1994, 1993 and 1992, respectively.

(b) Costs and expenses include approximately $2.4 million, $1.2 million and $705,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively. See supplemental information with respect to related party transactions in Note 2 of the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                                               TOTAL
                                  GENERAL      LIMITED       PARTNERS'
                                  PARTNER      PARTNERS       DEFICIT
                                -----------  ------------  ------------

Balance at December 31, 1991..  $   (1,020)  $  (100,954)  $  (101,974)

Net loss......................        (205)      (20,304)      (20,509)
                                    ------      --------      --------

Balance at December 31, 1992..      (1,225)     (121,258)     (122,483)

Net loss......................        (282)      (27,920)      (28,202)
                                    ------      --------      --------

Balance at December 31, 1993..      (1,507)     (149,178)     (150,685)

Net loss......................        (273)      (27,082)      (27,355)
                                    ------      --------      --------

Balance at December 31, 1994..  $   (1,780)  $  (176,260)  $  (178,040)
                                    ======      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994        1993         1992
                                            ----------  -----------  ----------
Cash flows from operating activities:
 Cash received from tenants...............   $ 23,017     $ 19,117    $ 17,253
 Cash paid to suppliers (b)...............    (14,827)     (12,078)    (10,243)
 Investment income received...............         77          173       1,959
 Interest paid (a)........................     (2,550)      (4,577)     (7,131)
 Property taxes paid......................     (1,941)      (3,032)     (1,218)
 Cash received from property in-substance
  foreclosed..............................          -          800           -
                                             --------     --------    --------
Net cash provided by operating activities.      3,776          403         620
                                             --------     --------    --------

Cash flows from investing activities:
 Additions to real estate.................     (2,149)        (710)     (1,106)
 Purchase of Securities available for sale       (195)           -           -
 Net proceeds from sale of real estate....        130            -           -
                                             --------     --------    --------
Net cash used in investing activities:....     (2,214)        (710)     (1,106)
                                             --------     --------    --------

Cash flows from financing activities:
 Advances on Master Loan..................         40        2,390         999
 Principal payments on notes payable......       (638)        (652)       (576)
                                             --------     --------    --------
Net cash provided by (used in) financing
 activities...............................       (598)       1,738         423
                                             --------     --------    --------

Net increase (decrease) in cash and cash
 equivalents..............................        964        1,431         (63)
Cash and cash equivalents, at beginning
 of year..................................      2,429          998       1,061
                                             --------     --------    --------

Cash and cash equivalents, at end of year.   $  3,393     $  2,429    $    998
                                             ========     ========    ========




(a) Payments to related parties totaling approximately $2.4 million, $4.0 million and $6.2 million for the years ended December 31, 1994, 1993 and 1992, respectively are included in interest paid.

(b) Payments to related parties totaling approximately $2.4 million, $1.2 million and $705,000 for the years ended December 31, 1994, 1993 and 1992, respectively, are included in cash paid to suppliers. See supplemental information with respect to related party transactions in Note 2 of the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities
                                 (in thousands)


                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------

Net loss..................................    $(27,355)   $(28,202)   $(20,509)
                                              --------    --------    --------

Adjustments to reconcile net loss to net
 cash provided by (used in) operating
  activities:
   Loss on real estate in-substance
    foreclosed............................           -       4,795           -
   Gain on real estate tax statement......           -      (1,108)          -
   Depreciation...........................       6,132       5,410       5,412
   Loss on sale of real estate............          31           -           -
   Cash received from property
    in-substance foreclosed...............                     800           -
   Changes in assets and liabilities:
     Other assets.........................        (170)          7         (21)
     Interest payable.....................      24,648      20,270      15,765
     Payable to affiliates................         349         (52)       (160)
     Other liabilities....................         141      (1,517)        133
                                              --------    --------    --------

       Total adjustments..................      31,131      28,605      21,129
                                              --------    --------    --------

Net cash provided by operating activities.    $  3,776    $    403    $    620
                                              ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

Consolidated Capital Equity Partners ("EP"), a California general partnership, was formed on June 24, 1981, to engage in the business of acquiring, operating and holding equity investments in income-producing real properties. The operations of EP were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from Consolidated Capital Institutional Properties ("CCIP"), a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP. The sole General Partner of CCIP is ConCap Equities, Inc. ("CEI"), a Delaware corporation. In November 1990, EP's general partners executed a new partnership agreement (the "New Partnership Agreement") in conjunction with the bankruptcy settlement discussed below whereby EP converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners L.P. ("CCEP"). Pursuant to the New Partnership Agreement, ConCap Holding, Inc. ("CHI"), a Texas corporation, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP, and the former general partners of EP became limited partners of CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Consolidation
- -------------

CCEP owns a 75% interest in a limited partnership ("Western Can, Ltd.") which owns 444 De Haro, an office building in San Francisco, California. CCEP's investment in Western Can, Ltd. is consolidated in CCEP's financial statements. No minority interest liability has been reflected for the 25% minority interest because Western Can Ltd. has a net capital deficit and no minority liability exists with respect to CCEP.

The assets and liabilities of December 31, 1994, and operations from September 30, 1993 through December 31, 1994, of the Carlton House are consolidated in CCEP's financial statements pursuant to accounting guidelines regarding notes receivable in-substance foreclosed.

Statements of Cash Flows
- ------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in commercial paper with original maturities of three months or less.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


Restricted Cash
- ---------------

The Partnership maintains the following restricted cash balances in Cash and Cash Equivalents at December 31:

                                                             1994        1993
                                                             ----        ----

 Security Deposits..................................        $617,493    $722,961
 Replacement Reserve Escrow Accounts................        $197,741    $197,741
 Commercial Paper...................................        $133,333    $300,000

The Partnership maintains the following restricted cash balances in Other Assets at December 31:

                                                             1994        1993
                                                             ----        ----

 Tax and Insurance Escrows..........................        $208,396    $ 90,336
 Repair and Maintenance.............................        $      -    $  5,000


Securities Available For Sale
- -----------------------------

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities' available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.

The Securities mature as follows:


     DESCRIPTION                  COST       MATURITY
     -----------                  ----       --------

     Treasury Bill             $  194,783    March 23, 1995
                                =========

Note Receivable In-Substance Foreclosed
- ---------------------------------------

The note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") was deemed in-substance foreclosed as of September 30, 1993. The Carlton House note receivable is deemed in-substance foreclosed because control of the property effectively rests with an affiliate of CCEP and the debtor is unable to pay debt service according to the note terms. The note receivable in-substance foreclosed is recorded at the estimated fair value of the collateral property. See Note 4.

Investments in Limited Partnerships
- -----------------------------------

The investments in limited partnerships represent certain general partner interests in seven affiliated limited partnerships that were contributed by EP's general partners to CCEP. These investments are stated at the lower of estimated fair value of the interests at the time of contribution to CCEP or the current estimated fair value of the interests.

Depreciation
- ------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 18 years.

Deferred Loan Fees
- ------------------

Deferred loan fees are amortized using the effective interest method over the lives of the related notes and are included in Other Assets.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


Interest Recognition on Note Receivable
- ---------------------------------------

CCEP's policy is to cease accruing interest on notes receivable that have been delinquent for 60 days or more. In addition, interest income is only accrued to the extent collateralized by the net realizable value of the subject property.

Rental Income
- -------------

CCEP leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. CCEP expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office property leases vary from 1 to 10 years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):


            YEAR ENDING
            DECEMBER 31,
            ------------

                1995                   $    2,328
                1996                        1,797
                1997                        1,066
                1998                          816
                1999                          639
             Thereafter                     1,478
                                        ---------
               Total                   $    8,124
                                        =========

There is no assurance that this rental income will continue at the same level when the current leases expire.

Income Taxes
- ------------

No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by CCEP. The Partners are responsible for their respective shares of CCEP's net income or loss. CCEP reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $99.5 million greater than the assets and liabilities as reported in the financial statements at December 31, 1994.

Allocation of Net Income
- ------------------------

Pursuant to the Partnership Agreement, net income and net losses for both financial and tax reporting purposes are allocated 99% to the Limited Partners and 1% to CHI.

Due to Affiliates
- -----------------

Due from affiliates primarily represents cash flow payments owed by CCEP to CCIP in accordance with the terms of the Master Loan.

NOTE 2 - RELATED PARTY TRANSACTIONS
- -----------------------------------

CCEP has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. During 1992 and 1993, property management services were provided by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of Insignia , assumed day-to-day property management responsibilities for two of CCEP's properties under the same management fee arrangement as the prior unaffiliated management companies. Additionally,

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


since February 1993, Coventry has managed the Carlton House. An affiliate of Insignia assumed day-to-day property management responsibilities of all of the properties in late December, 1994. Fees paid to PSI and Coventry have been reflected in the following table as compensation to related parties in the applicable periods.

CCEP is subject to an Investment Advisory Agreement between CCEP and an affiliate of CHI effective January 1991. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for providing advising and consulting services for CCEP's properties. The fee is computed as a .24% annual charge on the fair market value of CCEP's assets, excluding cash and cash equivalents. The agreement automatically renews for successive renewal terms of 90 days each, unless either party terminates the agreement.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------
COMPENSATION                                      1994          1993         1992
- ------------                                   ---------     --------      ---------
                                                          (in thousands)
Charged to property operations expenses:
 Property management fees.................     $     740      $    292     $     172
                                                --------       -------      --------
Charged to administrative expenses:
 Investment advisory fees.................           257           257           281
                                                --------       -------      --------

                                               $     997      $    549     $     453
                                                ========       =======      ========

In addition to the compensation paid in connection with property operations, CCEP's Partnership Agreement provides for reimbursement to the property management companies for their expenses related to property operations (primarily salaries and related costs for on-site property personnel). The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. CHI, CEI, and their current and former affiliates received reimbursements as reflected in the following table:


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------
REIMBURSEMENTS                                    1994          1993         1992
- --------------                                 ---------     --------      ---------
                                                          (in thousands)

Charged to real estate:
 Reimbursement of direct property expense..    $       -      $      9     $       -
                                                --------       -------      --------
Charged to other assets:
 Lease commissions.........................          110             -             -
                                                --------       -------      --------

Charged to property operations expenses:
 Reimbursement of direct property expense..          973           317             -
                                                --------       -------      --------

Charged to administrative expenses:
 Reimbursement of administrative expenses
   (including computer and payroll
   reimbursements).........................          319           322           252
                                                --------       -------      --------

                                               $   1,402      $    648     $     252
                                                ========       =======      ========

NOTE 3 - DISPOSITION OF REAL ESTATE
- -----------------------------------

During 1994, the Partnership sold a building and the related parcel of land which was adjacent to the Plantation Gardens Apartments. The Partnership recognized a $31 loss on the sale.

NOTE 4 - NOTE RECEIVABLE DEEMED IN-SUBSTANCE FORECLOSED
- -------------------------------------------------------

CCEP holds a note receivable (the "Carlton House Note") which is secured by a deed of trust on the Carlton House Apartment and Office Building ("Carlton House") with a scheduled maturity in 1995. According to the note terms, interest accrues at 10% and compounds monthly on principal plus accrued but unpaid interest. The note receivable has been in

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


default since 1991. As described more fully below the required debt service payments were reduced to only the amount of net cash flow from the Carlton House. CCEP recognized $150,000 and $1.9 million of interest income related to the note receivable in the statements of operations for the years ended December 31, 1993 and 1992, respectively. However, in 1994, no interest income was recognized as no cash related to the note receivable was received by CCEP. Interest contractually due to CCEP under payment terms of the note, but not recognized in the statements of operations due to the note's delinquent status, totaled approximately $4.4 million, $3.6 million and $1.5 million for the years ended December 31, 1994, 1993 and 1991, respectively. CCEP intends to foreclose on the Carlton House note after the term of forbearance (which terminates in April 1995) has elapsed, in accordance with the terms of the Restructure Agreement.

The Carlton House was originally owned by CCEP. In 1984, CCEP sold the Carlton House and received back a $28 million purchase money note secured by a first lien on the property. CCEP assigned this purchase money note to CCIP as additional collateral for the Master Loan. In 1986, the buyer defaulted on this purchase money note and filed for bankruptcy when CCEP attempted to foreclose on the Carlton House. Pursuant to a reorganization plan, a successor (New Carlton House Partners, "NCHP") to the buyer executed a new promissory note in the amount of $31.5 million (the Carlton House Note). As of December 31, 1994, principal and accrued interest owed on the Carlton House Note is $35.3 million.

In early 1991, NCHP defaulted on the Carlton House Note. Since the default, CCEP and NCHP have negotiated a restructuring of the Carlton House Note. During the negotiating process, the owner made interim payments of $150,000 per month. In 1992, CCEP and NCHP entered into a Restructure Agreement (herein so called). Pursuant to the Restructure Agreement, 1801 Tower, Inc., an affiliate of CCEP and CCIP was substituted as the new general partner of NCHP in February 1993. The Restructure Agreement provides that payments to CCEP under the Carlton House Note will be in an amount equal to the property's net cash flow and includes CCEP's agreement not to foreclose on the property until April 1995, provided that NCHP remains in compliance with the Restructure Agreement and various other conditions are satisfied.

Prior to the Restructure Agreement, limited information was provided by the borrower. Information obtained subsequent to execution of the Restructure Agreement indicate that the property's deferred maintenance is significantly higher than the borrower's estimate of $5 million. The substantial amount of deferred maintenance which was, in some cases, endangering the continued operations of the property, and the value of the property which collateralizes the Carlton House Note, is currently being addressed.

In September 1993, a wholly-owned subsidiary of CCIP purchased the $20.4 million second lien mortgage note (principal and interest of $31.8 million at December 31, 1994) secured by the Carlton House from an unaffiliated third party. This mortgage note, which is subordinate to CCEP's Master Loan debt secured by Carlton House, remains the obligation of NCHP. As a result of the facts that
(1) NCHP has no equity in the Carlton House, considering the current fair value of the Carlton House; (2) proceeds for repayment of the Carlton House Note can be expected to come only from the operations or sale of the Carlton House; and
(3) NCHP effectively abandoned control of the Carlton House to CCEP when 1801 Tower, Inc. gained the general partner interest in NCHP in 1993, CCEP has deemed the Carlton House Note in-substance foreclosed as of December 31, 1993. Accordingly, the net note receivable secured by Carlton House is presented as "Note Receivable in-substance foreclosed" in accompanying financial statements.

Summarized below are the assets, liabilities, equity and the results of operations of the Carlton House that are included in CCEP's financial statements for the year ended December 31, 1994, prepared on the same basis as CCEP's financial statements. Any intercompany balances between CCEP and the Carlton House have been eliminated in CCEP's consolidated financial statements and the summarized financial statements set forth below:

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993



                                        DECEMBER 31,
                                     ------------------
ASSETS                                 1994      1993
- ------                               --------  --------
                                       (in thousands)
Real estate:
 Land..............................  $ 3,805   $ 3,805
 Buildings and improvements........   16,917    16,205
                                     -------   -------
                                      20,722    20,010
Less:   Accumulated depreciation...   (1,122)     (202)
                                     -------   -------
                                      19,600    19,808
Cash and cash equivalents..........    1,519       997
Securities available for sale......      195         -
Prepaid expenses and other assets..      103       149
                                     -------   -------

 Total assets......................  $21,417   $20,954
                                     =======   =======

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Notes and interest payable.........  $    16   $    58
Due to affiliates..................      763         -
Other liabilities..................      467       474
                                     -------   -------

Total liabilities..................    1,246       532
                                     -------   -------

Partners' equity...................   20,171    20,422
                                     -------   -------

Total liabilities and partners'
 equity............................  $21,417   $20,954
                                     =======   =======

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


                                              FOR THE          FOR THE THREE
                                             YEAR ENDED        MONTHS ENDED
                                          DECEMBER 31, 1994   DECEMBER 31, 1993
                                          -----------------   -----------------
                                                      (in thousands)

Rental revenue.............                  $    4,831         $    1,164
Investment income..........                          27                  -
                                              ---------          ---------
Total Revenues.............                       4,858              1,164

Costs and expenses:
 Property operations.......                       4,108              1,371
 Depreciation..............                         920                202
 Administrative............                          78                  -
 Interest..................                           3                  3
                                              ---------          ---------
Total costs and expenses...                       5,109              1,576
                                              ---------          ---------
Loss from operations.......                        (251)              (412)
Gain on real estate tax
 settlement................                           -              1,108
                                              ---------          ---------

Net income.................                  $     (251)        $      696
                                              =========          =========

NOTE 5 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- -------------------------------------------------

The Master Loan and accrued interest payable balances at December 31, 1994, and 1993, are $238.5 million and $213.8 million, respectively.

Terms of the New Master Loan Agreement
- --------------------------------------

Under the terms of the New Master Loan Agreement, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended as of December 31, 1994, 1993, and 1992 was 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

Effective January 1, 1993, CCEP and CCIP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from CCIP to CCEP. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing Master Loan payments to CCIP by the amount of CCEP's capital expenditures since such amounts were previously excluded from Excess Cash Flow. The amendment will have no effect on the computation of interest expense on the Master Loan for CCEP.

In December 1993, the Partnership advanced approximately $2.1 million to CCEP as an advance on the Master Loan. CCEP then advanced approximately $2.1 million to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's delinquent property taxes. Both advances are in accordance with the respective note agreements. In February 1994, CCEP advanced approximately $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes. In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to NCHP as an advance on the Carlton House Note to pay the remaining balance of 1993 property taxes.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


NOTE 6 - NOTES AND INTEREST PAYABLE
- -----------------------------------

                                NOTES PAYABLE
                              AS OF DECEMBER 31,
                              ------------------
                                1994       1993
                              --------     -----
                                (in thousands)

Notes on real estate owned..  $  4,700  $  5,280
 Other notes payable........         -        58
                                 -----     -----
                                 4,700     5,338
                                 =====     =====

The notes payable are all nonrecourse, collateralized by deeds of trust on the real property. The notes payable bear interest at rates ranging from 8.0% to 10.5% per annum and mature between 1998 and 2007.

CCEP was obligated on a note payable of $1.1 million at December 31, 1992, secured by Tates Creek Village, which had a provision requiring additional interest payments contingent upon the outcome of property operations. The provision entitles the lender to 15% of net revenues in excess of a floor of $520,000. Such additional interest totaled $56,000 for the year ended December 31, 1993. In the third quarter of 1993, CCEP negotiated a modification of terms on the mortgage secured by the Tates Creek Apartments, and as a result, the participation interest requirement has been eliminated from the note terms.

Summary of Maturities
- ---------------------

Principal payments on notes payable are due as follows (in thousands):


           YEAR ENDING
           DECEMBER 31,             NOTES PAYABLE
           ------------             -------------

               1995                     $     664
               1996                           711
               1997                           777
               1998                           407
               1999                           342
            Thereafter                      1,799
                                         --------
              Total                     $   4,700
                                         ========

                                   PART III


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF
- --------------------------------------------------------------------
          THE PARTNERSHIP.
          ---------------

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1994, their age and the nature of all positions with CEI presently held by them are as follows:


     NAME OF INDIVIDUAL         POSITION IN CEI            AGE
     ------------------         ---------------            ---

     Carroll D. Vinson          President                   53

     William H. Jarrard, Jr.    Vice President              48

     John K. Lines              Vice President/Secretary    35

     Kelley M. Buechler         Assistant Secretary         37

     Robert D. Long, Jr.        Chief Accounting Officer/   27
                                Controller

Carroll D. Vinson has been President of CEI since December of 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director
- - Asset Management and Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm of Ernst & Whinney for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Vice President and Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1990 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1992. One of the Affiliated Partnerships, Consolidated Capital Properties II, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 15, 1991, and was subsequently liquidated pursuant to a reorganization plan approved by the Bankruptcy Court in the year ended December 31, 1992. Another Affiliated Partnership, Consolidated Capital Properties, filed for Chapter 11 protection on February 19, 1992, and was liquidated in 1994 pursuant to a reorganization plan approved by the Bankruptcy Court. These Chapter 11 filings were made due to the Partnerships' liquidity problems and maturities on certain mortgage debt secured by the Partnerships' real estate investments.

No family relationship exists between any of the directors and officers of CEI.

ITEM 11.   EXECUTIVE COMPENSATION
- ---------------------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1994, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1994. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 8 - Financial Statements and Supplementary Data, Note 2 - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former corporate general partner and former affiliates.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners
    -----------------------------------------------

    Except as provided below, as of February 16, 1995, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership:

                                    NUMBER OF   PERCENT
    NAME AND ADDRESS                  UNITS     OF TOTAL
    ----------------                ---------   --------

    Insignia Financial Group, Inc.    42,843       22%

    The Units reflected above were acquired by LP Acceptance Corporation, an affiliate of the Partnership and CEI, pursuant to its offer dated October 16, 1992, to purchase Units for a purchase price of $225.00 per Unit (the "Tender Offer").

(b) Beneficial Owners of Management
    -------------------------------

    Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c) Changes in Control
    ------------------

    Beneficial Owners of CEI
    ------------------------

    As of February 16, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                           NUMBER OF   PERCENT
    NAME AND ADDRESS      CEI SHARES   OF TOTAL
    ----------------      ----------   --------

    GII Realty, Inc.        100,000      100%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ---------------------------------------------------------

Transactions with Current Management and Others
- -----------------------------------------------

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to Item 8 - Financial Statements and Supplementary Data, Note 2 - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services for each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to PSI or its predecessor, ConCap Capital Company, for advisory services related to day-to-day property operations. During 1992 and 1993, property management services were provided by an unaffiliated management company. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of Insignia, assumed day-to-day property management responsibilities for the Partnership's property under the same management fee arrangement. Affiliates of Insignia assumed day-to-day property management responsibilities of the property in December, 1994.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Litigation with Former Related Parties
- --------------------------------------

In 1991, the Partnership (and simultaneously 15 Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $6,690 and $49,847 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- ----------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial Statements
        --------------------

        Balance Sheets as of December 31, 1994 and 1993

        Statements of Operations for the Years Ended December 31,
         1994, 1993 and 1992

        Statements of Partners' Equity (Deficit) for the Years Ended
         December 31, 1994, 1993 and 1992

        Statements of Cash Flows for the Years Ended December 31, 1994,
         1993 and 1992

        Notes to Financial Statements

     2. Schedules
        ---------

        Schedule III - Real Estate and Accumulated Depreciation

        Audited Financial Statements of Consolidated Capital Equity Partners L.P. for the Years Ended December 31, 1994 and 1993

        All other schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto

     3. Exhibits
        --------


         S-K REFERENCE                                                SEQUENTIAL
             NUMBER      DOCUMENT DESCRIPTION                        PAGE NUMBER
         -------------   --------------------                        -----------

               3         Certificates of Limited Partnership, as         N/A
                         amended to date.  (Incorporated by refer-
                         ence to the Annual Report on Form 10-K
                         for the year ended December 31, 1991
                         ("1991 Annual Report").

              10.1       Amended Loan Agreement dated November           N/A
                         15, 1990 (the "Effective Date"), by and
                         between the Partnership and EP (Incorpora-
                         ted by reference to the Annual Report on
                         Form 10-K for the year ended December 31,
                         1990 ("1990Annual Report").

              10.2       Assumption Agreement as of the Effective        N/A
                         Date, by and between EP and CCEP (Incor-
                         porated by reference to the 1990 Annual
                         Report).

              10.3       Assignment of Claims as of the Effective        N/A
                         Effective Date, by and between the Partner-
                         ship and EP (Incorporated by reference to
                         the 1990 Annual Report).


         S-K REFERENCE                                                SEQUENTIAL
             NUMBER      DOCUMENT DESCRIPTION                        PAGE NUMBER
         -------------   --------------------                        -----------

              10.4       Assignment of Partnership Interests             N/A
                         in Western Can, Ltd., by and between
                         EP and CCEP (Incorporated by reference
                         to the 1990 Annual Report).

              10.5       Bill of Sale and Assignment dated               N/A
                         October 23, 1990, by and between
                         CCEC and ConCap Services Company
                         (Incorporated by reference to the
                         Quarterly Report on Form 10-Q for the
                         quarter ended September 30, 1990).

              10.6       Assignment and Assumption Agreement             N/A
                         dated dated October 23, 1990, by and
                         between CCMLP and Metro ConCap, Inc.
                         (300 series of Property Management
                         contracts).  (Incorporated by
                         reference to the 1990 Annual Report).

              10.7       Construction Management Cost                    N/A
                         Reimbursement Agreement dated January 1,
                         1991, by and between the Partnership and
                         Metro ConCap, Inc. (Incorporated by
                         reference to the 1991 Annual Report).

              10.8       Investor Services Agreement dated               N/A
                         October 23, 1990, by and between the
                         Partnership and CCEC (Incorporated by
                         reference to the Quarterly Report on Form
                         10-Q for the quarter ended September 30,
                         1990).

              10.9       Assignment and Assumption Agreement             N/A
                         (Investor Services Agreement) dated
                         October 23, 1990 by and between CCEC and
                         ConCap Services Company (Incorporated by
                         reference to the 1990 Annual Report).

              10.10      Letter of Notice dated December 20,1991,        N/A
                         from Partnership Services, Inc. ("PSI") to
                         the Partnership regarding the change in
                         ownership and dissolution of ConCap Services
                         Company whereby PSI assumed the Investor
                         Services Agreement.  (Incorporated by
                         reference to the 1991 Annual Report).

              10.11      Financial Services Agreement dated              N/A
                         October 23, 1990, by and between the
                         Partnership and CCEC (Incorporated by
                         reference to the Quarterly Report on
                         Form 10-Q for the quarter ended September 30,
                         1990).

              10.12      Assignment and Assumption Agreement             N/A
                         (Financial Services Agreement) dated
                         October 23, 1990, by and between CCEC and
                         ConCap Capital Company (Incorporated by
                         reference to the Quarterly Report on Form
                         10-Q for the quarter ended September 30,
                         1990).


         S-K REFERENCE                                                SEQUENTIAL
             NUMBER      DOCUMENT DESCRIPTION                        PAGE NUMBER
         -------------   --------------------                        -----------

              10.13      Letter of Notice dated December 20,             N/A
                         1991, from PSI to the Partnership
                         regarding the change in ownership and
                         dissolution of ConCap Capital Company
                         whereby PSI assumed the Financial
                         Services Agreement.  (Incorporated
                         by reference to the 1991 Annual Report).

              10.14      Property Management Agreement No. 503           N/A
                         dated February 16, 1993, by and between the
                         Partnership, New Carlton House Partners, Ltd.
                         and Coventry Properties, Inc. (Incorporated
                         by reference to the Annual Report on Form
                         10-K for the year ended December 31, 1992).

              10.15      Property Management Agreement No. 508 dated     N/A
                         June 1, 1993, by and between the Partnership
                         and Coventry Properties, Inc.

              10.16      Assignment and Assumption Agreement as to       N/A
                         Certain Property Management Services dated
                         November 17, 1993, by and between Coventry
                         Properties, Inc. and Partnership Services,
                         Inc.

              11         Statement regarding computation of               22
                         Net Income per Limited Partnership Unit
                         (Incorporated by reference to Note 1 of
                         Item 8 - Financial Statements of this
                         Form 10-K).

              16         Letter, dated August 12, 1992, from             N/A
                         Ernst & Young to the Securities and Exchange
                         Commission regarding change in certifying
                         accountant.  (Incorporated by reference
                         to Form 8-K dated August 6, 1992).

              27         Financial Data Schedule containing summary      N/A
                         financial information extracted from the
                         balance sheet and statement of operations
                         which is qualified in its entirety by
                         reference to such financial statements.

              28.1       Fee Owner's Limited Partnership Agreement       N/A
                         dated November 14, 1990 (Incorporated by
                         reference to the 1990 Annual Report).

(b) Reports on Form 8-K.

    A Form 8-K dated December 8, 1994, was filed reporting a change in control of the General Partner of the Registrant.

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            By:  CONCAP EQUITIES, INC.
                                 Its General Partner,



March 30, 1995              By:  /s/ Carroll D. Vinson
- -----------------------          ---------------------
Date                             Carroll D. Vinson
                                 President


March 30, 1995              By:  /s/ Robert D. Long, Jr.
- -----------------------          -----------------------
Date                             Robert D. Long, Jr.
                                 Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1995              By:  /s/ Carroll D. Vinson
- -----------------------          ---------------------
Date                             Carroll D. Vinson
                                 Director and President


March 30, 1995              By:  /s/ Robert D. Long, Jr.
- -----------------------          -----------------------
Date                             Robert D. Long, Jr.
                                 Controller, Principal Accounting Officer