Form 10-Q
period 1995-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1995-06-12
CIK 352983

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 312905, eff. 04/26/93.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1995

                         or

[  ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                For the transition period.........to.........

                        Commission file number 0-10831


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
      (Exact name of small business issuer as specified in its charter)


         California                                   94-2744492
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                   (Zip Code)

                 Registrant's telephone number (803) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .
                                       =====     ======



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------



a)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                       (in thousands, except unit data)



                                                     March 31,   December 31,
                                                        1995          1994
                                                     ----------   -----------
Assets
   Cash and cash equivalents                          $  2,738      $  1,554
   Securities available for sale                         5,763         8,329
   Prepaid expenses and other assets                       297           276
   Due from affiliates                                     936           935
   Net investment in master loan                        93,322        91,786

   Investment properties:
      Land                                               1,053         1,053

      Building and related personal property             5,207         5,202
                                                       -------       -------

                                                         6,260         6,255
      Less accumulated depreciation                     (1,610)       (1,505)
                                                       -------       -------

                                                         4,650         4,750
                                                       -------       -------

                                                      $107,706      $107,630
                                                       =======       =======

Liabilities and Partners' Capital (Deficit)
   Accounts payable and accrued expenses              $    134      $     55
   Tenant security deposits                                 34            47
   Distributions payable                                   324           324
                                                       -------       -------

                                                           492           426
                                                       -------       -------
Partners' Capital (Deficit)
   General partners                                       (294)         (294)
   Limited partners (199,045 units outstanding)        107,508       107,498
                                                       -------       -------

                                                       107,214       107,204
                                                       -------       -------

                                                      $107,706      $107,630
                                                       =======       =======

         See Accompanying Notes to Financial Statements



b)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                                     Three Months Ended
                                                          March 31,
                                                    1995            1994
                                                  --------       --------
Revenues:
  Rental income                                    $  323         $   314
  Interest income on investment in master loan
    to affiliate                                    1,536             474
  Interest income on investments                      119             167
                                                    -----          ------
    Total revenues                                  1,978             955
                                                    -----          ------
Expenses:
  Property operations                                 176             144
  Depreciation                                        105             104
  Administrative                                      196             138
                                                    -----          ------
    Total expenses                                    477             386
                                                    -----          ------

  Other income (Note D)                                --              50

  Casualty gain                                         9              --
                                                    -----          ------

    Net income                                     $1,510         $   619
                                                    =====          ======

Net income allocated to general
    partners (1%)                                  $   15         $     6
Net income allocated to limited
    partners (99%)                                  1,495             613
                                                    -----          ------

                                                   $1,510         $   619
                                                    =====          ======

  Net income per limited partnership unit          $ 7.51         $  3.08
                                                    =====          ======

         See Accompanying Notes to Financial Statements




c)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)

              For the Three Months Ended March 31, 1995 and 1994
                       (in thousands, except unit data)

                               Limited
                             Partnership    General     Limited
                               Units       Partners    Partners         Total
                             -----------   ---------- ----------     ----------

Original capital contributions 200,342    $     1      $200,342      $200,343
                               =======     ======       =======       =======

Partners' capital (deficit) at
  December 31, 1993            199,046    $  (287)     $108,220      $107,933

Distributions to partners         --          (24)       (2,339)       (2,363)

Net income for the three months
  ended March 31, 1994            --            6           613           619
                               -------     ------       -------       -------


Partners' capital (deficit) at
  March 31, 1994               199,046    $  (305)     $106,494      $106,189
                               =======     ======       =======       =======

Partners' capital (deficit) at
  December 31, 1994            199,045    $  (294)     $107,498      $107,204


Distributions to partners         --          (15)       (1,485)       (1,500)

Net income for the three months
  ended March 31, 1995            --           15         1,495         1,510
                               -------     ------       -------       -------

Partners' capital (deficit) at
  March 31, 1995               199,045    $  (294)     $107,508      $107,214
                               =======     ======       =======       =======

         See Accompanying Notes to Financial Statements



d)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                        Three Months Ended
                                                            March 31,
                                                      1995            1994
                                                    --------        --------

Cash flows from operating activities:
   Net income                                        $ 1,510         $   619
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                        105             104
     Casualty gain                                        (9)             --
     Change in accounts:
       Prepaid expenses and other assets                 (22)              6
       Interest receivable master loan                (1,536)             --
       Accounts payable and accrued expenses              88             (44)
       Distributions payable                              --             (16)
       Due from affiliates                                --            (477)
       Tenant security deposits                          (13)             (1)
                                                      ------          ------
         Net cash provided by
           operating activities                          123             191
                                                      ------          ------


Cash flows from investing activities:
   Property improvements and replacements                 (5)            (28)
   Purchase of securities available for sale          (1,097)         (2,320)
   Proceeds from sale of securities
     available for sale                                3,663           4,720
   Advances on master loan                                --             (40)
                                                      ------          ------

         Net cash provided by investing activities     2,561           2,332
                                                      ------          ------
Cash flows used in financing activities:
   Distributions to partners                          (1,500)         (2,347)
                                                      ------          ------
Net increase in cash and cash equivalents              1,184             176

Cash and cash equivalents at beginning of period       1,554             222
                                                      ------          ------
Cash and cash equivalents at end of period           $ 2,738         $   398
                                                      ======          ======

         See Accompanying Notes to Financial Statements


e)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1994.


Investment in Master Loan
- -------------------------

The Master Loan and the New Master Loan agreements are considered investments in acquisition, development, and construction ("ADC") loans, primarily because the Partnership is entitled to receive, according to the provisions of the Master Loan and New Master Loan agreements, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. The investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the Master Loan and New Master Loan agreements in excess of payments received is deferred. As of March 31, 1995, and December 31, 1994, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $116.8 million and $110.8 million, respectively.

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

NOTE B - RELATED PARTY TRANSACTIONS
- -----------------------------------

Consolidated Capital Institutional Properties ("Partnership") paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three months ended March 31, 1995, and 1994. For the three months ended March 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and the portion equal to 1% of Rental Revenues were paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnerships' properties. Fees paid to affiliates of Insignia during the three months ended March 31, 1995, and fees paid to Coventry and PSI for the three months ended March 31, 1994, are reflected in the following table:

                                      For the Three Months Ended
                                                March 31,
                                      -------------------------
                                         1995           1994
                                       --------       -------
                                           (in thousands)

  Property management fees               $ 17           $ 16


The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which includes Coventry for the three months ended March 31, 1994, received reimbursements as reflected in the following table:

                                      For the Three Months Ended
                                                March 31,
                                      -------------------------
                                         1995           1994
                                       --------       -------
                                           (in thousands)

  Reimbursement for services of affiliates $115         $ 56


NOTE C - NET INVESTMENT IN MASTER LOAN
- --------------------------------------

Interest due to the Partnership according to the terms of the New Master Loan Agreement but not recognized in the income statements totaled approximately $6.0 and $6.2 million for the three months ended March 31, 1995, and 1994, respectively. At March 31, 1995, and December 31, 1994, such cumulative unrecognized interest totaling approximately $116.8 million and $110.8 million was not included in the balance of the investment in Master Loan.

In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes.



NOTE D - OTHER INCOME
- ---------------------

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New common Stock with an aggregate market value on the date of receipt of $6,690 and $49,847 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.



NOTE E - COMMITMENT
- -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale, totalling approximately $8.5 million, were greater than the reserve requirement of $8.0 million at March 31, 1995.


NOTE F - DISTRIBUTIONS
- ----------------------

In March 1995, the General Partner declared and paid distributions representing a return of capital totalling approximately $1,485,000 or $7.46 per Unit to the limited partners. A matching distribution of $15,000 was made to the General Partner.





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
          ----------------------------------------------------------

  The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of this property for the three months ended March 31, 1995 and 1994:
                                                       Average
                                                       Occupancy
                                                     1995    1994
                                                     ----    ----

      The Loft Apartments
        Raleigh, North Carolina                       92%     96%

  The General Partner attributes the decrease in occupancy to increased rental rates.

  The Partnership realized net income of approximately $1,510,000 for the three months ended March 31, 1995, as compared to net income of $619,000 for the three months ended March 31, 1994. This increase in net income is due primarily to an increase in interest income on the master loan due to increased cash flows at the affiliated apartments (income is recorded based on the cash flow of the properties collateralized by the Master Loan). Also, increasing net income is $9,000 in casualty income in 1995 related to insurance proceeds from damages incurred in a prior year. Offsetting these increases in net income is a decrease in interest income due to lower investment balances in the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994. Also, property operations expense increased due to increased insurance expense resulting from higher premiums. Administrative expenses for the three months ended March 31, 1995 increased as compared to the three months ended March 31, 1994, due primarily to approximately $68,000 in increased expense related to the combined efforts of the Dallas and Greenville offices during the transition period for the three months ended March 31, 1995. These increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects overall administrative expenses to be reduced after the second quarter of 1995 once the transition efforts are completed.

  Other income realized in the three months ended March 31, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).

  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.



  At March 31, 1995, the Partnership had cash and cash equivalents of $2,738,000 as compared to $398,000 at March 31, 1994. Net cash provided by operating activities decreased primarily due to the increase in interest receivable on master loan which was partially offset by an increase in net income explained above and a decrease in the change in the due from affiliates accounts. Net cash provided by investing activities increased due to a decrease in the purchase of securities available for sale offset partially by a decrease in proceeds from sale of securities available for sale for the two quarter ending periods. Net cash used in financing activities decreased due to a decrease in distributions to partners.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. As noted above, a distribution of $1,485,000 or $7.46 per Unit was made to the limited partners in March 1995. A matching distribution of $15,000 was made to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------



  The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


        (a)  Exhibits:

            S-K Reference                                          Sequential
               Number                  Description                 Page Number
            -------------              -----------                 -----------

                28.1            Consolidated Capital Equity
                                Partners, L.P., unaudited financial
                                statements for the three months ended
                                March 31, 1995 and 1994.

        (b)  Reports on Form 8-K:

             None filed during the three months ended March 31, 1995.


                                  SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                By:    CONCAP EQUITIES, INC.

                                       General Partner


                                By:    /s/ Carroll D. Vinson
                                       --------------------------
                                       Carroll D. Vinson
                                       President


                                By:    /s/ Robert D. Long, Jr.
                                       --------------------------
                                       Robert D. Long, Jr.
                                       Controller and Principal
                                       Accounting Officer


                                Date: May 26, 1995