Form 10-Q
period 1995-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1995-08-09
CIK 352983

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                (As last amended in Rel. No. 312905, eff. 04/26/93.)

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period.........to.........

                           Commission file number 0-10831


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
               (Exact name of registrant as specified in its charter)


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No.

     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

      a)            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                    BALANCE SHEET
                                     (Unaudited)
                          (in thousands, except unit data)


                                                            June 30,     December 31,
                                                              1995           1994

       Assets
          Cash                                             $   3,863      $  1,554

          Securities available for sale                        5,767         8,329

          Prepaid expenses and other assets                      186           276
          Due from affiliates                                     --           935

          Net investment in master loan                       93,322        91,786


          Investment properties:

             Land                                              1,053         1,053
             Building and related personal property            5,218         5,202

                                                               6,271         6,255

             Less accumulated depreciation                    (1,715)       (1,505)

                                                               4,556         4,750
                                                            $107,694      $107,630

       Liabilities and Partners' Capital (Deficit)

          Accounts payable and accrued expenses             $    128      $     55
          Tenant security deposits                                33            47

          Distributions payable                                  324           324

                                                                 485           426
       Partners' Capital (Deficit)

          General partner                                       (294)         (294)

          Limited partners (199,052 and 199,045 units
             outstanding at June 30, 1995, and
             December 31, 1994, respectively)                107,503       107,498

                                                             107,209       107,204
                                                            $107,694      $107,630



                   See Accompanying Notes to Financial Statements

      b)            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except unit data)



                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                        1995           1994          1995           1994

       Revenues:
          Rental income                $  434         $  327       $   757        $   641

          Interest income on
             investment in master
             loan to affiliate             --            435         1,536            909

          Interest and dividend
             income on investments         99            168           218            335
                Total revenues            533            930         2,511          1,885

       Expenses:

          Property operations             154            140           330            284

          Depreciation                    105            103           210            207
          Administrative                  243            121           439            259

                Total expenses            502            364           979            750

          Other income                     --             --            --             56

          Casualty gain                    --             --             9             --
                Net income             $   31         $  566       $ 1,541        $ 1,191

       Net income allocated
          to general partner  (1%)     $   --         $    6       $    15        $    11

       Net income allocated
          to limited partners (99%)        31            560         1,526          1,180

                                       $   31         $  566       $ 1,541        $ 1,191
       Net income per limited
          partnership unit             $  .16         $ 2.81       $  7.67        $  5.93



                   See Accompanying Notes to Financial Statements

      c)            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)



                                            Limited
                                          Partnership    General      Limited
                                             Units       Partners     Partners        Total

       Original capital contributions        200,342      $     1     $200,342      $200,343

       Partners' capital (deficit) at
          December 31, 1993                  199,046      $  (287)    $108,220      $107,933

       Distributions                              --          (24)      (2,339)       (2,363)

       Net income for the six months
          ended June 30, 1994                     --           11        1,180         1,191
       Partners' capital (deficit) at
          June 30, 1994                      199,046      $  (300)    $107,061      $106,761

       Partners' capital (deficit) at
          December 31, 1994                  199,045      $  (294)    $107,498      $107,204

       Distributions                              --          (15)      (1,521)       (1,536)

       Net income for the six months
          ended June 30, 1995                      7           15        1,526         1,541
       Partners' capital (deficit) at
          June 30, 1995                      199,052      $  (294)    $107,503      $107,209




                   See Accompanying Notes to Financial Statements

      d)            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)


                                                                 Six Months Ended
                                                                      June 30,
                                                              1995            1994

       Cash flows from operating activities:
          Net income                                        $ 1,541         $ 1,191

          Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation                                       210             207
             Casualty gain                                       (9)             --

             Change in accounts:

              Prepaid expenses and other assets                  90              50

              Interest receivable on master loan             (1,536)            579
              Due from affiliates                               935              --

              Accounts payable and accrued expenses              82             (63)

              Tenant security deposits                          (14)             (6)

                  Net cash provided by
                      operating activities                    1,299           1,958
       Cash flows from investing activities:

          Property improvements and replacements                (15)            (28)

          Purchase of securities available for sale          (2,115)         (2,320)

          Proceeds from sale of securities available
             for sale                                         4,676           4,720
          Advances on master loan                                --             (40)

                  Net cash provided by
                      investing activities                    2,546           2,332

       Cash flows used in financing activities:

          Distributions                                      (1,536)         (2,363)


       Net increase in cash                                   2,309           1,927

       Cash at beginning of period                            1,554             222

       Cash at end of period                                $ 3,863         $ 2,149



                   See Accompanying Notes to Financial Statements

      e)            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

      Investment in Master Loan

         The Master Loan and the New Master Loan agreements are considered investments in acquisition, development, and construction ("ADC") loans, primarily because the Partnership is entitled to receive, according to the provisions of the Master Loan and New Master Loan agreements, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. The investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the Master Loan and New Master Loan agreements in excess of payments received is deferred. As of June 30, 1995, and December 31, 1994, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $124.4 million and $110.8 million, respectively.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Related Party Transactions

         Consolidated Capital Institutional Properties ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1995 and 1994. For the six months ended June 30, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to affiliates of Insignia during the six months ended June 30, 1995, and fees paid to Coventry and PSI for the six months ended June 30, 1994, are reflected in the following table:



                                                         For the Six Months Ended
                                                                June 30,
                                                          1995              1994
                                                              (in thousands)

           Property management fees                        $34               $32

         The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which includes Coventry for the six months ended June 30, 1994, received reimbursements as reflected in the following table:



                                                      For the Six Months Ended
                                                           June 30,
                                                        1995              1994


          Reimbursement for services of affiliates      $212               $124

      Note C - Net Investment in Master Loan

         Interest due to the Partnership according to the terms of the New Master Loan Agreement, but not recognized in the income statements, totaled approximately $13.6 and $12.5 million for the six months ended June 30, 1995 and 1994, respectively. At June 30, 1995, and December 31, 1994, such cumulative unrecognized interest totalling approximately $124.4 million and $110.8 million was not included in the balance of the investment in Master Loan.


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

      Note E - Commitment

         The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale, totalling approximately $9.6 million, were greater than the reserve requirement of approximately $8.0 million at June 30, 1995.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of this property for the six months ended June 30, 1995 and 1994:



                                                             Average
                                                            Occupancy

       Property                                          1995        1994
       The Loft Apartments
          Raleigh, North Carolina                        91%          96%

         The General Partner attributes the decrease in occupancy to increased rental rates.

         The Partnership's net income for the six months ended June 30, 1995, was approximately $1,541,000 as compared to approximately $1,191,000 for the six months ended June 30, 1994. The Partnership realized net income of approximately $31,000 for the three months ended June 30, 1995, as compared to net income of approximately $566,000 for the three months ended June 30, 1994. The increase in net income for the six months ended June 30, 1995, is due primarily to an increase in interest income on the master loan due to increased cash flows at the affiliated properties (income is recorded based on the cash flow of the properties collateralized by the master loan). The decrease in net income for the three months ended June 30, 1995, is primarily due to a decrease in interest income on the master loan due to decreased cash flows at the affiliated properties for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994. Rental income for the three and six month periods has increased due to higher rental rates which have more than offset the increase in vacancy loss. Also, the increase in net income for the six months ended June 30, 1995, is attributable to $9,000 in casualty income related to insurance proceeds from damages occurred in the prior year. Offsetting these increases in net income is a decrease in interest and dividend income on investments due to lower investment balances for the three and six month periods ended June 30, 1995, as compared to prior year. Also, property operations for the three and six month periods ended June 30, 1995, increased due to higher maintenance expenses. The increase in maintenance expense is the result of increased interior and exterior painting and other miscellaneous maintenance work being done at the property. Administrative expense increased primarily due to increased expense related to the combined efforts of the Dallas and Greenville offices during the transition period for the six months ended June 30, 1995. These increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects administrative expenses to be reduced beginning in the third quarter of 1995 as the transition efforts are now complete.

         Other income realized in the six months ended June 30, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership reported cash of approximately $3,863,000 versus approximately $2,149,000 for the corresponding period of 1994. Net cash provided from operations decreased primarily due to an increase in interest receivable on the master loan which was partially offset by a decrease in due from affiliates. The decrease in due from affiliates is the result of the master loan interest payment received from Consolidated Capital Equity Partners, L.P. during the six months ended June 30, 1995. Net cash provided by investing activities remained consistent with the prior year amount. Net cash used in financing activities decreased due to a decrease in distributions paid.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. A distribution of approximately $1,485,000 or $4.46 per Unit was made to the limited partners in March 1995. A matching distribution of approximately $15,000 was made to the General Partner. In June 1995, a distribution of approximately $36,000 was accrued to pay the limited partners' income taxes due to the State of North Carolina for income generated by the Partnership's investment property located in North Carolina. Future cash distributions will depend on the levels of cash generated from operations, master loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

                             PART II - OTHER INFORMATION



      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  S-K Reference
                     Number                   Description

                     27 Financial Data Schedule is filed as an exhibit to this report.

                     28.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 1995 and 1994.

              (b) Reports on Form 8-K:

                  A Form 8-K dated May 3, 1995, was filed reporting a change in the Registrant's Certifying Accountant.

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



                                         CONSOLIDATED CAPITAL INSTITUTIONAL
                                         PROPERTIES

                                         By: CONCAP EQUITIES, INC.
                                             General Partner



                                         By:/s/ Carroll D. Vinson
                                            Carroll D. Vinson
                                            President




                                         By:/s/ Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and Principal
                                            Accounting Officer


                                         Date: August 8, 1995