Form 10-Q
period 1995-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1995-11-14
CIK 352983

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

                For the quarterly period ended September 30, 1995

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   September 30,  December 31,
                                                       1995          1994
 Assets
    Cash and cash equivalents                      $   5,433      $  1,554
    Securities available for sale                      5,264         8,329
    Prepaid expenses and other assets                    178           276
    Due from affiliates                                   --           935
    Net investment in master loan to affiliate        92,319        91,786

 Investment properties:
       Land                                            1,053         1,053
       Building and related personal property          5,236         5,202
                                                       6,289         6,255
       Less accumulated depreciation                  (1,821)       (1,505)
                                                       4,468         4,750

                                                    $107,662      $107,630

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses           $     62      $     55
    Tenant security deposits                              33            47
    Distributions payable                                324           324
                                                         419           426
 Partners' Capital (Deficit)
    General partner                                     (293)         (294)
    Limited partners (199,052 and 199,045
    units outstanding at September 30,
    1995, and December 31, 1994,
    respectively)                                    107,536       107,498

                                                     107,243       107,204

                                                    $107,662      $107,630

[FN]

                 See Accompanying Notes to Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                       1995        1994         1995        1994
 Revenues:
    Rental income                     $  360      $  333      $1,117       $  974
    Interest income on investment
       in Master Loan to affiliate       967         752       2,503        1,661
    Interest and dividend income
       on investments                    146         174         364          509
    Reduction of allowance for
       possible losses                   533          --         533           --
          Total revenues               2,006       1,259       4,517        3,144

 Expenses:
    Property operations                  198         171         528          455
    Depreciation                         106         106         316          313
    Administrative                       168          88         607          347
          Total expenses                 472         365       1,451        1,115

    Other income                          --          --          --           56
    Casualty gain                         --          --           9           --

          Net income                  $1,534      $  894      $3,075       $2,085

 Net income allocated
    to general partner  (1%)          $   15      $    9      $   31       $   21
 Net income allocated
    to limited partners (99%)          1,519         885       3,044        2,064
                                      $1,534      $  894      $3,075       $2,085
 Net income per limited
    partnership unit                  $ 7.63      $ 4.45      $15.29       $10.38


[FN]

                 See Accompanying Notes to Financial Statements


c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners        Total
 Original capital contributions       200,342       $     1     $200,342      $200,343
 Partners' capital (deficit) at
    December 31, 1993                 199,046       $  (287)    $108,220      $107,933
 Distributions                             --           (37)      (3,686)       (3,723)
 Net income for the nine months
    ended September 30, 1994               (1)           20        2,065         2,085
 Partners' capital (deficit) at
    September 30, 1994                199,045       $  (304)    $106,599      $106,295
 Partners' capital (deficit) at
    December 31, 1994                 199,045       $  (294)    $107,498      $107,204
 Distributions                             --           (30)      (3,006)       (3,036)
 Net income for the nine months
    ended September 30, 1995                7            31        3,044         3,075
 Partners' capital (deficit) at
    September 30, 1995                199,052       $  (293)    $107,536      $107,243

[FN]

                 See Accompanying Notes to Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                        1995            1994
 Cash flows from operating activities:
    Net income                                        $ 3,075         $ 2,085
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                       316             313
       Casualty gain                                       (9)             --
       Reduction of allowance for possible losses        (533)             --
       Change in accounts:
        Prepaid expenses and other assets                  97              44
        Interest receivable on master loan                 --            (221)
        Due from affiliates                               935              --
        Accounts payable and accrued expenses              17             (99)
        Tenant security deposits                          (14)            (11)
            Net cash provided by
                operating activities                    3,884           2,111

 Cash flows from investing activities:
    Property improvements and replacements                (34)            (28)
    Purchase of securities available for sale          (2,115)         (3,392)
    Proceeds from sale of securities available
       for sale                                         5,180           5,320
    Advances on master loan                                --             (40)
            Net cash provided by
                investing activities                    3,031           1,860

 Cash flows used in financing activities:
    Distributions                                      (3,036)         (3,717)
            Net cash used in financing activities      (3,036)         (3,717)

 Net increase in cash and cash equivalents              3,879             254

 Cash and cash equivalents at
    beginning of period                                 1,554             222

 Cash and cash equivalents at
    end of period                                     $ 5,433         $   476

[FN]

                 See Accompanying Notes to Financial Statements


e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

Investment in Master Loan

   Beginning in 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Accounting Change - Investments

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 at September 30, 1995, and the adoption had no effect on the financial statements of the Partnership.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Related Party Transactions

   Consolidated Capital Institutional Properties ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1995 and 1994. For the nine months ended September 30, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to affiliates of Insignia during the nine months ended September 30, 1995, and fees paid to Coventry and PSI for the nine months ended September 30, 1994, are reflected in the following table:

                                                  For the Nine Months Ended
                                                        September 30,
                                                    1995              1994

                                                         (in thousands)

     Property management fees                        $51               $48


   The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:


                                                  For the Nine Months Ended
                                                         September 30,
                                                    1995              1994

                                                         (in thousands)

    Reimbursement for services of affiliates       $253               $159

   At September 30, 1995, the Partnership had accrued approximately $15,000 of reimbursements to Insignia Mortgage & Investment Company ("IMIC") related to refinancing costs, which is included in Reimbursement for services of affiliates above.

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Net Investment in Master Loan

   The net investment in master loan consists of the following:


                                      September 30, 1995   December 31, 1994
                                                  (in thousands)


 Master Loan funds advanced                $124,116              $124,116
 Accrued deferred basic interest              5,289                 5,289
 Accrued additional interest                  4,829                 4,829
 Collection reserve                          (6,548)               (6,548)
                                            127,686               127,686
 Less:  allowance for possible loss         (35,367)              (35,900)
 Net investment in Master Loan             $ 92,319              $ 91,786


   At September 30, 1995, the recorded investment in Master Loan is considered to be impaired under Statement 114. The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1995, the Partnership recorded approximately $533,000 in income based upon an increase in the fair value of the collateral.

   Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $20.2 and $18.6 million for the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995, and December 31, 1994, such cumulative unrecognized interest totalling approximately $130 million and $110.8 million was not included in the balance of the investment in Master Loan.

   In February 1994, the Partnership advanced $40,000 to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes.

Note D - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,651 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $6,690 and $49,847 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note E - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale, totalling approximately $10.7 million, were greater than the reserve requirement of approximately $8.0 million at September 30, 1995.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of this property for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 The Loft Apartments
    Raleigh, North Carolina                        91%          96%

   The General Partner attributes the decrease in occupancy to increased market competition and increased rental rates.

   The Partnership's net income for the nine months ended September 30, 1995, was approximately $3,075,000 as compared to approximately $2,085,000 for the nine months ended September 30, 1994. The Partnership realized net income of approximately $1,534,000 for the three months ended September 30, 1995, as compared to net income of approximately $894,000 for the three months ended September 30, 1994. The increase in net income for the three and nine month periods ended September 30, 1995, is due primarily to the reduction of the allowance for possible losses of the Master Loan as determined under SFAS 114 and an increase in interest income on the investment in Master Loan. Also, increasing net income is an increase in rental income due to higher rental rates which more than offset the increase in vacancy loss. Also, the increase in net income for the nine months ended September 30, 1995, is attributable to $9,000 in casualty income related to insurance proceeds from prior year damages. Offsetting these increases in net income is a decrease in interest and dividend income on investments due to lower investment balances as compared to the prior year. For the three months ended September 30, 1995, interest income on the Master Loan increased due to an additional payment that was made to the Partnership although no payment was required (interest payments are required based on the cash flow of the properties collateralized by the Master Loan). Also, property operations expenses for the three and nine months ended September 30, 1995, increased due to higher maintenance expenses. The increase in maintenance expenses is the result of increased interior and exterior painting and other miscellaneous maintenance work being done at the property. Administrative expenses increased for the three and nine months ended September 30, 1995. For the three months ended September 30, 1995, this increase was a result of increased insurance costs and printing costs related to printing additional 10-K's for investors. The increase for the nine months ended September 30, 1995, is due to the items noted above and to expenses related to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. These expenses decreased in the third quarter of 1995 as the transition efforts were completed.

   Other income realized in the nine months ended September 30, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).


   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership reported cash of approximately $5,433,000 versus approximately $476,000 for the corresponding period in 1994. Net cash provided by operating activities increased primarily due to an increase in net income, a decrease in the amount due from affiliates, and a decrease in interest receivable on the Master Loan offset partially by the reduction of the allowance for possible losses of the Master Loan. The decrease in amounts due from affiliates is the result of the Master Loan interest payment received from Consolidated Capital Equity Partners, L.P. during the nine months ended September 30, 1995. Net cash provided by investing activities increased primarily due to a decrease in the purchase of securities available for sale. Net cash used in financing activities decreased due to a decrease in distributions as compared to the prior year.

   The Partnership and CCEP are discussing the financing of certain capital improvements that are planned for various properties owned by CCEP which are collateral for the Master Loan. Also, they are discussing certain transactions concerning the Carlton House Note, which CCEP holds. The note held by CCEP is collateral for the Master Loan.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions of approximately $1,485,000 or $7.46 per Unit were made to the limited partners in both September and March 1995. A matching distribution of approximately $15,000 was made to the General Partner for each distribution. In July 1995, a distribution of approximately $36,000 was made to pay the limited partners' income taxes due to the State of North Carolina for income generated by the Partnership's investment property located in North Carolina and a matching distribution of approximately $350 was made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.




                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               28.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the nine months ended September 30, 1995 and 1994.

        (b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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


                                   Date: November 14, 1995