Form 10-K
period 1995-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1996-03-29
CIK 352983

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                   Issuer's telephone number (864) 239-1000

             Securities registered under Section 12(b) of the Act:

                                     None

             Securities registered under Section 12(g) of the Act:

                           Limited Partnership Units
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate Market Value of the Limited Partnership Units ("Units") held by non-affiliates of the Registrant. 155,999 of Partnership's 199,052 Units are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are not subject to certain restrictions.


                                    PART I


Item 1.     Business

General

Consolidated Capital Institutional Properties (the "Partnership" or the "Registrant") was organized on April 28, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200 million of Units. The Units represent equity interests in the Partnership and entitled the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200 million to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-10831) on January 3, 1982. In accordance with its partnership agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,297 Units for a total purchase price of $1 million. The Partnership may repurchase any Units, in its absolute discretion, but is under no obligation to do so.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the corporate general partner. In 1988, through a series of transactions Southmark Corporation ("Southmark") acquired control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI or the General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the General Partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

Through December 31, 1995, the Partnership had advanced a total of approximately $180.1 million to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1995, the balance of the Master Loan, net of the allowance for possible losses, was approximately $53.8 million. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has twelve (12) apartment buildings, and three (3) office complexes. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Carlton House Apartment and Office Building ("Carlton House") through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Carlton House had been collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property."

The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by an affiliate of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.


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

For 1992, Excess Cash Flow was generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing income on the investment in the Master Loan by the amount of CCEP's capital expenditures since such amounts were previously excluded from Excess Cash Flow.



Item 2.     Description of Property

The following table sets forth the Registrant's investment in real estate as of December 31, 1995:

                         Date of
 Property                Purchase    Type of Ownership          Use

 The Loft Apartments     11/19/90      Fee ownership.          Apartment
  Raleigh, NC                                                  188 units

 The Carlton House       12/01/95      Fee ownership.          Apartment
  Apartment and Office                                         537 units
  Building                                                     Commercial
  Philadelphia, PA                                             140,421 sq.ft.

Schedule of Properties:
 (in thousands)


                             Gross
                           Carrying     Accumulated                         Federal
 Property                    Value      Depreciation    Rate     Method    Tax Basis

 The Loft Apartments       $ 6,468         $1,934       5-20       S/L       $ 5,625
 The Carlton House
  Apartment and Office
  Building                  14,908             24       5-25       S/L        19,768

                           $21,376         $1,958


See "Note A" of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.


Schedule of Mortgages:
  (in thousands)


                        Principal                                      Principal
                        Balance At     Stated                           Balance
                       December 31,   Interest    Period   Maturity     Due At
 Property                 1995          Rate    Amortized    Date      Maturity
 The Loft Apartments
  1st mortgage             $4,545       6.95%       (1)     12/2005     $3,903

(1) Payments of approximately $30,000 consisting of principal and interest.


Average Annual Rental Rate and Occupancy:


                            Average Annual                  Average
                             Rental Rates                  Occupancy
 Property                 1995          1994           1995          1994

 The Loft Apartments $ 7,806/unit     $7,271/unit      91%            94%
 The Carlton House    10,185/unit         (a)          86%            (a)
   (residential)
 The Carlton House     $3.53/s.f.         (a)          46%            (a)
   (commercial)


(a) Rates for Carlton House represent December 1995 only as the property was acquired by the Registrant on November 30, 1995.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. One commercial tenant, an employment agency, leases greater than 10% of the available space.

The following is a schedule of the lease expirations of the commercial space in Carlton House for the years beginning 1996 through the maturities of current leases:


                     Number of                                     % of Gross
                    Expirations     Square Feet    Annual Rent    Annual Rent

   1996                   8            35,040       $568,161          49.56%
   1997                   4             7,858        152,535          13.31%
   1998                   4            37,268        103,967           9.07%
   1999                   1             2,454         30,675           2.68%
   2000                   1               901         22,680           1.98%
   2001                   0                 0              0              0%
   2002                   0                 0              0              0%
   2003                   0                 0              0              0%
   2004                   0                 0              0              0%
   2005                   1             2,259         37,893           3.31%


Real estate taxes and rates in 1995 for each property were (in thousands):

                                   1995            1995
                                  Billing          Rate

 The Loft                           $63           1.17%
 The Carlton House                   49(a)        8.26%


(a) Represents portion of 1995 billings accrued for December 1995 only.


Item 3.   Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial conditions, results of operations, or liquidity of the Partnership.


Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1995, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.



                                   PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1995, there were 24,416 holders of record owning an aggregate of 199,052 Units. Distributions of approximately $3,007,000 and approximately $3,686,000 were made to the limited partners in 1995 and 1994, respectively. Additionally, distributions of approximately $30,000 and $37,000 were made to the General Partner in 1995 and 1994, respectively.

Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Such cash reserves are subject to the requirements of the Agreement which requires that the Partnership have reserves equal to 5% of Net Invested Capital. Subsequent to year end, the Partnership paid a distribution of approximately $15.5 million.


Item 6. Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."


                                               FOR THE YEARS ENDED DECEMBER 31,
                                          1995      1994      1993     1992     1991
 STATEMENTS OF OPERATIONS
                                             (in thousands, except unit data)
 Revenues                              $  5,265  $  4,490  $  6,180  $ 8,189  $ 7,692
 Costs and expenses                      (3,078)   (1,496)   (1,849)  (1,892)  (1,953)
 Provision for impairment loss           (5,578)       --   (11,100)  (9,000)      --
 (Loss) income from operations           (3,391)    2,994    (6,769)  (2,703)   5,739
 Gain on sale of securities
   available for sale                        --        --        20       --      188
 Net (loss) income                     $ (3,391) $  2,994  $ (6,749)$ (2,703) $ 5,927
 Net (loss) income per
     Limited Partnership Unit:
 (Loss) income from operations         $ (16.87) $  14.90  $ (33.67)$ (13.44) $ 28.54
 Gain on sale of securities
     available for sale                      --        --       .10       --      .93
 Net (loss) income                     $ (16.87) $  14.90  $ (33.57)$ (13.44) $ 29.47

 Distributions per
     Limited Partnership Unit          $  15.10  $  18.52  $  28.50 $  26.25  $ 42.61
 Limited Partnership
     Units outstanding                  199,052   199,045   199,051  199,051  199,051

                                                          AS OF DECEMBER 31,
BALANCE SHEETS                             1995      1994      1993       1992       1991
                                                          (in thousands)
Total assets                            $ 106,351  $107,630 $108,442   $120,876   $129,003

Mortgage notes and interest payable     $   4,560  $     -- $     --   $     --   $     --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

    The Carlton House Apartment and Office building ("Carlton House") is a multiple-use facility which consists of an apartment complex and commercial space. This property was transferred from CCEP to a wholly owned subsidiary of the Partnership on November 30, 1995. The operations of Carlton House had an immaterial impact on the results of operations of the Partnership for the year ended December 31, 1995, with revenues of $594,469 and expenses of $443,522.

Results of Operations

1995 Compared With 1994

     The Partnership's net loss for the year ended December 31, 1995, was approximately $3,391,000 as compared to net income of approximately $2,994,000 for the year ended December 31, 1994. The increase in net loss is primarily due to the $5,578,000 increase in the provision for impairment loss on the Master Loan. The primary cause of the increase in the provision for impairment loss on the Master Loan is a reduction in the estimated fair value of the underlying collateral properties. Also contributing to the increased net loss is an increase in operating expenses at The Lofts as a result of higher maintenance expenses and an increase in general and administrative expenses. The increase in maintenance expense is the result of interior and exterior painting projects, patio fencing, exterior lighting, window renovations, curb and sidewalk repairs, and major landscaping. General and administrative expenses increased due to increased insurance costs along with the additional costs involved in printing 1994 10-K's for investors. There were also additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including K-1 preparation and distribution. Additionally, the Partnership incurred approximately $772,000 in transfer fees related to the transfer of Carlton House from CCEP to the Partnership. Depreciation expense increased during 1995 due to the purchase of additional fixed assets in 1995. Interest expense increased as a result of the financing of The Lofts in December 1995. This property did not have a mortgage balance prior to December 1995 and as a result had no interest expense. Also, other income decreased due to a settlement of suits against Southmark in 1994 resulting in the Partnership receiving its pro rata share of the claims filed in Southmark's bankruptcy proceeding. No such event occurred in 1995. Partially offsetting these decreases in net income is an increase in rental income due to higher rental rates which more than offset the decrease in occupancy at The Lofts.

     In connection with the transfer of Carlton House to Kennedy Boulevard Associates, L.P. ("KBA-I"), a wholly owned subsidiary of the Partnership, the General Partner had a valuation performed on the property to determine its estimated fair value. The asset had previously been recorded on the books of CCEP and for valuation for the Master Loan based upon appraisals performed by a third party. The last appraisal valued the property as of May 12, 1995. Based on its ongoing evaluation of the condition of the property, the General Partner concluded that additional information received during the fourth quarter of 1995 regarding the extent of deferred maintenance and improvements needed to the property indicated that a $5,000,000 write-down was needed to reduce the property to its estimated net realizable value.

     CCEP recorded this write-down during the fourth quarter before the property was transferred to KBA-I. As this property was collateral for the Master Loan and the value of the Master Loan is recorded based upon the estimated fair value of the underlying collateral, the Partnership recorded an increase in the Provision for Impairment Loss on the Master Loan to affiliate due to this impairment.

    As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

1994 Compared With 1993

     Rental revenues for the year ended December 31, 1994, increased $117,000 over 1993 primarily because of increased rental charges at The Lofts Apartments. Operating expense for the year ended December 31, 1994, decreased $154,000 as compared to 1993 primarily due to decreases in non-capital refurbishments and replacements and lower personnel and property administrative expense. General and administrative expenses for the year ended December 31, 1994, decreased $232,000 primarily because of a decrease in overhead expenses allocated to the Partnership and decreases in direct costs, such as data processing, insurance and communication expenses. Other income for the year ended December 31, 1994, decreased $266,000 from 1993 because lower average cash balances were available for investment, as excess cash was distributed to the Partners in 1994, combined with the effect of lower market yields available during 1994.

     For the year ended December 31, 1994, income from the investment in the Master Loan decreased $1.5 million from 1993. Net funds provided by CCEP for Master Loan payments decreased as a result of several factors, as hereinafter described. Funds used for CCEP property operations increased $1.2 million because of increases in replacements and refurbishments and an increase in service and utility expenses. Debt service payments to CCEP, third party lien holders, decreased $159,000 from 1993, as a result of the maturity and payoff of a note payable and the modification of a note payable to eliminate mortgage interest participation which occurred during the third quarter of 1993. In August 1994, CCEP sold a tract of land and the related improvements adjacent to one of the Partnership's properties and received proceeds of approximately $130,000. In February 1994, CCEP advanced $589,000 to New Carlton House Partners, as an advance on the Carlton House Note, to pay Carlton House's 1994 property taxes in an effort to protect CCEP's interest in the property. In February 1994, the Partnership advanced $40,000 to CCEP as an advance on the Master Loan. CCEP then advanced $40,000 to NCHP as an advance on the Carlton House Note to pay the remaining balance of 1993 property taxes. All cash flows generated by Carlton House are being reinvested in the property.

Liquidity and Capital Resources

     At December 31, 1995, the Partnership had unrestricted cash of approximately $26,122,000 versus approximately $1,520,000 at December 31, 1994. Net cash provided by operating activities decreased primarily due to a decrease in net income as noted above and due to an increase in other assets. These changes were partially offset by a decrease in due from affiliate and an increase in accounts payable. Cash provided by investing activities increased as a result of principal receipts on the Master Loan which was partially offset by an increase in property improvements and replacements and an increase in advances on the Master Loan. Principal receipts on the Master Loan in 1995 were due primarily to the refinancing proceeds received from CCEP. Net cash provided by financing activities increased due to the financing of The Lofts.

     At December 31, 1994, the Partnership had unrestricted cash of approximately $1,520,000 versus approximately $214,000 at December 31, 1993. Net cash provided by operating activities decreased primarily due to the increase in restricted cash and due from affiliates, and the decrease in accounts payable and distributions payable. Cash provided by investing activities increased primarily as a result of the sale of securities available for sale. This increase was partially offset by the purchase of securities available for sale. Cash used in financing activities decreased as a result of decreased distributions to partners.

     The Partnership has budgeted for approximately $14 million of deferred maintenance and capital improvements to be made to The Carlton House during 1996 and 1997. These programs will be paid for using a portion of the cash received from CCEP in 1995 on debt service on the Master Loan. The major budgeted capital improvements are for exterior renovation, elevator rehabilitation, residential and commercial common area renovations.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions of approximately $1,485,000 or $7.46 per Unit were made to the limited partners in both March and September 1995. A matching distribution of approximately $15,000 was made to the General Partner for each distribution. In July 1995, a distribution of approximately $36,000 was made to pay the limited partners' income taxes due to the State of North Carolina for income generated by the Partnership's investment property located in North Carolina and a matching distribution of approximately $1,000 was made to the General Partner. Subsequent to year end, the Partnership paid a distribution of approximately $15.5 million. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

     The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $31.7 million, were greater than the reserve requirement of $8.0 million as of December 31, 1995.

CCEP Property Operations

     The Partnership has invested approximately $4 million in CCEP during 1995 as additional advances under the Master Loan. This money was used by CCEP for deferred maintenance and capital improvements at its properties. The money was also used to pay off third party debt at certain of its investment properties. Additional advances under the Master Loan are anticipated to be made to CCEP in 1996 as these properties continue the deferred maintenance and capital improvement programs.

     For the year ended December 31, 1995, CCEP's net loss totaled $37.9 million on total revenues of $25.0 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1995, CCEP's statement of operations includes total interest expense attributable to the Master Loan of $29.9 million, of which approximately $27.4 million represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation. However, CCEP's operations are expected to provide cash flow during 1996 which will be available to be utilized as Master Loan debt service.

     During the year ended December 31, 1995, the Partnership received approximately $38.9 million as principal and interest payments of the Master Loan. Approximately $15.5 million was due to the transfer of Carlton House as satisfaction for that portion of the loan. Normal interest payments as required by the agreement accounted for approximately $2.5 million. Financing proceeds of certain CCEP properties that were transferred to the partnership as required per the agreement accounted for approximately $19.9 million. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the agreement, accounted for approximately $1 million.


Item 8. Financial Statements and Supplementary Data



CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

  Reports of Independent Auditors

  Consolidated Balance Sheets as of December 31, 1995 and 1994

  Consolidated Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993

  Consolidated Statements of Partners' Capital (Deficit) for the Years Ended
        December 31, 1995, 1994 and 1993

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993

  Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors


The Partners
Consolidated Capital Institutional Properties


We have audited the accompanying consolidated balance sheet of Consolidated Capital Institutional Properties as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Institutional Properties:

We have audited the accompanying consolidated balance sheet of Consolidated Capital Institutional Properties (a California limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1993.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.



                                                       /s/Arthur Andersen, LLP


Dallas, Texas
March 23, 1995



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                             DECEMBER 31,
 Assets                                                   1995        1994
    Cash and cash equivalents:
        Unrestricted                                    $ 26,122    $  1,520
        Restricted-tenant security deposits                  335          34
     Securities available for sale                         5,264       8,329
     Due from affiliates                                      --         935
     Other assets                                          1,444         276
     Net investment in Master Loan                        95,246     127,686
        Less: Allowance for impairment loss              (41,478)    (35,900)
                                                          53,768      91,786
     Investment properties:
        Land                                               3,620       1,053
        Buildings and related personal property           17,756       5,202
                                                          21,376       6,255
        Less: accumulated depreciation                    (1,958)     (1,505)
                                                          19,418       4,750

                                                        $106,351    $107,630

 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable                                   $    368    $     55
     Tenant security deposits                                323          47
     Distributions payable                                   324         324
     Mortgage note and interest payable                    4,560          --
                                                           5,575         426

 Partners' Capital (Deficit)
     General Partner                                        (358)       (294)
     Limited Partners - 199,052 and 199,045
        units outstanding in 1995 and 1994               101,134     107,498
                                                         100,776     107,204

                                                        $106,351    $107,630


          See Accompanying Notes to Consolidated Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                          1995       1994        1993
 Revenues:
     Rental income                                      $ 2,069    $ 1,312     $ 1,195
     Interest income on investment in Master Loan
        to affiliate                                      2,502      2,448       3,989
     Other income                                           694        730         996

        Total revenues                                    5,265      4,490       6,180

 Costs and expenses:
     Operating                                            1,154        599         726
     General and administrative                           1,456        480         712
     Depreciation                                           453        417         411
     Interest                                                15         --          --
     Provision for impairment loss                        5,578         --      11,100

        Total expenses                                    8,656      1,496      12,949

 (Loss) income from operations                           (3,391)     2,994      (6,769)
 Gain on sale of securities available for sale               --         --          20

 Net (loss) income                                      $(3,391)   $ 2,994     $(6,749)

 Net (loss) income allocated to general partner         $   (34)   $    30     $   (67)
 Net (loss) income allocated to limited partners         (3,357)     2,964      (6,682)

                                                        $(3,391)   $ 2,994     $(6,749)

 (Loss) income per Limited Partnership Unit             $(16.87)   $ 14.90     $(33.57)

 Distributions per Limited Partnership Unit             $ 15.10    $ 18.52     $ 28.50

          See Accompanying Notes to Consolidated Financial Statements



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)

                                    Limited
                                  Partnership     General    Limited
                                     Units        Partner    Partners         Total

Original capital contributions       200,342       $     1     $200,342      $200,343

Partners' capital (deficit)
   at December 31, 1992              199,051          (163)     120,575       120,412

Distributions                                          (57)      (5,673)       (5,730)

Net loss for the year ended
   December 31, 1993                                   (67)      (6,682)       (6,749)

Partners' capital (deficit) at
   December 31, 1993                 199,046          (287)     108,220       107,933

Distributions                                          (37)      (3,686)       (3,723)

Net income for the year ended
   December 31, 1994                                    30        2,964         2,994

Partners' capital (deficit) at
   December 31, 1994                 199,045          (294)     107,498       107,204

Distributions                                          (30)      (3,007)       (3,037)

Net loss for the year ended
   December 31, 1995                                   (34)      (3,357)       (3,391)

Partners' capital (deficit) at
   December 31, 1995                 199,052       $  (358)    $101,134      $100,776

          See Accompanying Notes to Consolidated Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                     1995        1994         1993
 Cash flows from operating activities:
 Net (loss) income                                $(3,391)     $ 2,994      $ (6,749)
 Adjustments to reconcile net (loss) income
  to net cash provided by operating
     Depreciation                                     453          417           411
     Amortization of discount on securities
      available for sale                               --            2            (2)
     Provision for impairment loss on Master
         Loan to affiliates                         5,578           --        11,100
     Gain on sale of securities available
         for sale                                      --           --           (20)
     Receipt of Southmark stock                        --           (7)           --
     Changes in accounts:
         Restricted cash                             (301)         (26)           (8)
         Due from affiliates                          935         (376)          (41)
         Other assets                              (1,243)          99           215
         Accounts payable                             337          (68)           53
         Distributions payable                         --           (8)           --
         Tenant security deposit liabilities          276           --            --
 Net cash provided by operating activities          2,644        3,027         4,959

 Cash flows from investing activities:
     Property improvements and replacements          (274)         (27)          (19)
     Proceeds from sale of securities
         available for sale                         5,180        5,461         1,765
     Purchase of securities available for          (2,115)      (3,392)         (140)
     Purchase of mortgage loan                         --           --          (100)
     Principal receipts on Master Loan             21,661           --            --
     Advances on Master Loan                       (4,002)         (40)       (2,390)
 Net cash provided by (used in) investing
     activities                                    20,450        2,002          (884)

 Cash flows from financing activities:
     Distributions to partners                     (3,037)      (3,723)       (5,738)
     Proceeds from long-term borrowings             4,545           --            --
 Net cash provided by (used in) financing
     activities                                     1,508       (3,723)       (5,738)

 Net increase (decrease) in cash and
     cash equivalents                              24,602        1,306        (1,663)
 Cash and cash equivalents, at beginning
     of year                                        1,520          214         1,877
 Cash and cash equivalents, at end of year       $ 26,122      $ 1,520       $   214

          See Accompanying Notes to Consolidated Financial Statements



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership"), a California limited partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1995, the Partnership had advanced a total of approximately $180.1 million to EP and its successor under the Master Loan.

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

During 1989, EP defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the Bankruptcy Court approved EP's consensual plan of reorganization (the "Plan"). In November 1990, EP and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP executed an amended and restated loan agreement (the "New Master Loan Agreement"). EP was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners, L.P. ("CCEP"), and CCEP renewed the deeds of trust on all the collateral to secure the New Master Loan Agreement.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining outstanding capital stock of GII Realty, Inc.

The Partnership owns and operates one apartment property and one multiple-use building in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of a note receivable which is collateralized by apartment and commercial properties located throughout the United States.

Principles of Consolidation: The Partnership's financial statements include the accounts of Kennedy Boulevard Associates I, L.P., a Pennsylvania limited partnership ("KBA-I, L.P.") and four other affiliated limited and general partnerships and three affiliated corporations, all of which are ultimately wholly-owned by the Partnership. KBA-I, L.P. holds title to The Carlton House Apartment and Office Building. All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Restricted Escrows:

        Replacement Reserve Account: At the time of the December 15, 1995, refinancing, $59,800 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lofts. At December 31, 1995, the balance remaining was $59,800 and is included in other assets.

        Repair Escrow Account: In addition to the Replacement Reserve Account, $268,625 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at The Lofts within one year of closing. At December 31, 1995, the balance was $268,625 and is included in other assets. All excess funds will be transferred into the Replacement Reserve Account.

Escrows for Taxes: These funds are held by the Partnership and are designated for the payment of real estate taxes and are included in other assets.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Loan Costs: Loan costs of $123,097 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Note A - Organization and summary of Significant Accounting Policies - continued

Cash and Cash Equivalents:

    Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and U.S. Treasury Bills with original maturities less than 90 days. U.S. Treasury Notes and U.S. Treasury Bills with original maturities greater than 90 days are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Investment Properties: Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Investment in Master Loan: Beginning in 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The effect of adoption was not material. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Investments: Securities available-for-sale: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Note A - Organization and summary of Significant Accounting Policies - continued

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Financial Accounting Standards Board Statement No. 13. Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1995 and 1994, lease commissions totaled $37,886 and $0, respectively, with accumulated amortization of $500 and $0, respectively. Lease commissions are included in other assets.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unitholders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $81.1 million greater than the assets and liabilities as reported in the financial statements.

Partners' Capital (Deficit): The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 199,052, 199,045 and 199,051 Units outstanding in 1995, 1994 and 1993, respectively.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The General Partner believes that the carrying amount of the debt approximates the fair value due to the fact that the debt was obtained on December 15, 1995. The carrying amount of the Partnership's net investment in the Master Loan approximated fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

Reclassifications: Certain reclassifications have been made to the 1993 and 1994 information to conform to the 1995 presentation.


Note B - Securities Available for Sale

Investments, stated at cost, consist of the following at December 31, 1995 (in thousands):



                                 Interest      Face                    Maturity
                                   Rate       Amount       Cost          Date
 U.S. Treasury Note                7.38%      $2,600     $2,591      May 15, 1996
 U.S. Treasury Note                7.88%       2,647      2,660     July 15, 1996
 Southmark Corporation
   Redeemable Series A
   Preferred Stock                  N/A            7          7            N/A
 Accrued interest                                             6

                                                         $5,264


Investments stated at cost consist of the following at December 31, 1994 (in thousands):

                                                                Maturity
                                                Cost              Date

   U.S. Treasury Note                         $1,999         April 15, 1995
   U.S. Treasury Note                          2,591           May 15, 1996
   U.S. Treasury Note                          2,660          July 15, 1996
   U.S. Treasury Bill                            585      February 16, 1995
   U.S. Treasury Bill                            487         March 30, 1995
   Southmark Corporation
         Redeemable Series A
         Preferred Stock                           7                 N/A

                                              $8,329

The Partnership's investments are classified as available-for-sale. The General Partner believes that the market value of the investments is approximately the same as the cost.

Note C - Net Investment in Master Loan

At December 31, 1995, the recorded investment in Master Loan is considered to be impaired under Statement 114. The Partnership measures the impairment of the loan based upon the estimated fair value of the collateral due to the fact repayment of the loan is expected to be provided solely by the collateral.
For the year ended December 31, 1995, the Partnership recorded approximately $5,578,000 in expense based upon a decrease in the fair value of the collateral.

In connection with the transfer of Carlton House to Kennedy Boulevard Associates, L.P. ("KBA-I"), a wholly owned subsidiary of the Partnership, the General Partner had a valuation performed on the property to determine its estimated fair value. The asset had previously been recorded on the books of CCEP and for valuation for the Master Loan based upon appraisals performed by a third party. The last appraisal valued the property as of May 12, 1995. Based on its ongoing evaluation of the condition of the property, the General Partner concluded that additional information received during the fourth quarter of 1995 regarding the extent of deferred maintenance and improvements needed to the property indicated that a $5,000,000 write-down was needed to reduce the property to its estimated net realizable value.

CCEP recorded this write-down during the fourth quarter before the property was transferred to KBA-I. As this property was collateral for the Master Loan and the value of the Master Loan is recorded based upon the estimated fair value of the underlying collateral, the Partnership recorded an increase in the Provision for Impairment Loss on the Master Loan to affiliate due to this impairment.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $27.4 million, $24.6 million and $20.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, and December 31, 1994, such cumulative unrecognized interest totaling approximately $138.2 million and $110.8 million was not included in the balance of the investment in Master Loan. In addition, seven of the properties are collateralized by first mortgages totaling $24,970,000 which are superior to the Master Loan.

In February 1994, the Partnership advanced $40,000 to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan. CCEP then advanced $40,000 to New Carlton House Partners as an advance on the note receivable secured by the Carlton House Apartment and Office Building ("Carlton House") to pay the remaining balance of 1993 property taxes.

During 1995, the Partnership advanced approximately $4 million to CCEP as an advance on the Master Loan. CCEP used the advances to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan. A portion of the advance was used to pay off third party debt on certain of the properties which collateralize the Master Loan.

Note C - Net Investment in Master Loan - continued

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement (as adopted in November
1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended December 31, 1995, 1994, and 1993, was 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow." If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

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

On November 30, 1995, New Carlton House Partners, Ltd., a Pennsylvania limited partnership ("NCHP"), owner of a multi-use apartment/commercial building known as The Carlton House, the Partnership, Philly Associates Inc., a Texas Corporation ("Philly"), and Kennedy Boulevard Associates, L.P., a Pennsylvania limited partnership ("KBA-I, L.P.") (an affiliate of CCIP) entered into a consensual Transfer Agreement whereby certain mortgage notes held by CCEP and Philly that are secured by The Carlton House were assigned to KBA-I, L.P. As NCHP is unable to repay the debt, the parties agreed that in order to avoid the additional costs and expenses of litigation or a judicial foreclosure, that NCHP transfer Carlton House to KBA-I, L.P. by a deed-in-lieu of foreclosure in full satisfaction of its obligations on the mortgages assigned to KBA-I, L.P. As an additional matter, the transfer of the Carlton House to KBA-I, L.P. shall be in satisfaction of a portion of the amounts owed by CCEP to the Partnership under the Master Loan Agreement. NCHP transferred The Carlton House to KBA-I, L.P. and the Partnership recorded the transfer on November 30, 1995.


Note C - Net Investment in Master Loan - continued

The investment in Master Loan consists of the following:


                                                         AS OF DECEMBER 31,
                                                          1995        1994
                                                           (in thousands)
     Master Loan funds advanced, at
        beginning of year                               $127,686    $127,646
     Master Loan funds advanced                            4,002          40
     Principal receipts on Master Loan                   (20,905)         --
     Principal reduction due to the
        Carlton House acquisition, including
        cash received of $756,000                        (15,537)         --

     Master Loan funds advanced, at
        end of year                                     $ 95,246    $127,686


The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                         AS OF DECEMBER 31,
                                                      1995      1994       1993
                                                           (in thousands)
 Allowance for impairment loss on Master
  Loan to affiliates, beginning of year            $ 35,900  $ 35,900   $ 24,900
 Provision for impairment loss                        5,578        --     11,000

 Allowance for impairment loss on Master
  Loan to affiliates, end of year                  $ 41,478  $ 35,900   $ 35,900


Note D - Mortgage Note Payable

On December 15, 1995, the Partnership successfully financed The Lofts. The principal terms of mortgage note payable are as follows (in thousands):



                         Principal     Monthly                         Principal
                        Balance At     Payment     Stated               Balance
                       December 31,   Including   Interest  Maturity     Due At
Property                   1995       Interest     Rate       Date      Maturity
The Lofts                 $ 4,545       $ 30       6.95%    12/1/05      $ 3,903



The estimated fair value of the Partnership's aggregate debt is approximately $4,545,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows (in thousands):


                  YEAR ENDED                NOTES
                  DECEMBER 31,             PAYABLE
                      1996                $    47
                      1997                     50
                      1998                     53
                      1999                     57
                      2000                     62
                   Thereafter               4,276
                     Total                $ 4,545


Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1995, 1994 and 1993. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During 1993, property management services were provided by an unaffiliated management company. In July 1993, Coventry assumed day-to-day property management responsibilities. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to affiliates of Insignia during the year ended December 31, 1995, and fees paid to Coventry and PSI for the years ended December 31, 1994 and 1993, are reflected in the following table:

                                                For the Year Ended
                                                    December 31,
                                             1995      1994       1993
                                                  (in thousands)

     Property management fees                $120       $65        $38


The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. In 1995, the General Partner and its current and former affiliates, which includes Coventry for the year ended December 31, 1994 and 1993, received reimbursements as reflected in the following table:


                                                  For the Year Ended
                                                     December 31,
                                              1995        1994        1993
                                                     (in thousands)
 Reimbursement for services
     of affiliates                           $305        $226        $300


As of December 31, 1995, the Partnership had paid $14,501 and had accrued $13,015 of reimbursements to an affiliate of the General Partner related to the refinancing of The Lofts, which is included in Reimbursement for services of affiliates above.

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


Note F - Commitments, Contingencies and Subsequent Events

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale, totaling approximately $31.7 million, were greater than the reserve requirement of approximately $8.0 million at December 31, 1995. Subsequent to year-end, the Partnership paid a distribution of approximately $15.5 million.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

Note G - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock, and 6,651 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $6,690, and $49,847 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

At December 31, 1995, the Partnership recognized approximately $152,000 of income on the receipt of an insurance refund on a self-insurance policy that expired on December 31, 1995.

Note H - Real Estate and Accumulated Depreciation
       (in thousands)

                                            Initial Cost
                                           To Partnership

                                                     Buildings          Cost
                                                    and Related      Capitalized
                                                      Personal       Subsequent to
 Description                            Land          Property        Acquisition
 The Lofts Apartments               $    1,053       $    4,147       $   1,268
   Raleigh, NC

 The Carlton House Apartments            2,567           12,341              --
   and Office Building
   Philadelphia, PA                 $    3,620       $   16,488       $   1,268




(in thousands)

                     Gross Amount At Which Carried
                           at December 31, 1995

                                Buildings
                               And Related
                                 Personal                    Accumulated        Date of        Date      Depreciable
Description         Land         Property        Total       Depreciation     Construction   Acquired     Life-Years
The Lofts          $ 1,053      $ 5,415        $ 6,468          $ 1,934           1975       11/19/90         5-20

The Carlton House    2,567       12,341         14,908               24           1961       12/01/95         5-25

  Total            $ 3,620      $17,756        $21,376          $ 1,958



Note H - Real Estate and Accumulated Depreciation - continued

Reconciliation of real estate and accumulated depreciation:


                                                       Years Ended December 31,
                                                      1995      1994       1993
                                                            (in thousands)
 REAL ESTATE:
 Balance, real estate at beginning of year          $  6,255  $  6,228   $  6,209
  Additions                                           15,121        27         19
 Balance, real estate at end of year                $ 21,376  $  6,255   $  6,228

 ACCUMULATED DEPRECIATION:
 Balance, depreciation of real estate at
  beginning of year                                $   1,505   $ 1,088   $    677
  Depreciation of real estate                            453       417        411
 Balance, depreciation of real estate at
  at end of year                                    $  1,958   $ 1,505   $  1,088

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $26,404,138 and $6,394,326. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $1,011,597 and $774,608.

Note I - Revenues

Rental income on the commercial property leases is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

                  YEAR ENDING
                  DECEMBER 31,
                      1996                $    926
                      1997                     278
                      1998                     121
                      1999                      86
                      2000                      46
                   Thereafter                  182
                                          $  1,639

There is no assurance that this rental income will continue at the same level when the current leases expire.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As of May 3, 1995, Arthur Andersen LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Registrant, was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Registrant.

The audit report of Arthur Andersen LLP on the financial statements of the Partnership as of and for the year ended December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


                                   PART III


Item 10. Directors and Executive Officers of the General Partner of the Partnership

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are as follows:

         NAME OF INDIVIDUAL           POSITION IN CEI             AGE

         Carroll D. Vinson            President                   55

         William H. Jarrard, Jr.      Vice President              49

         John K. Lines                Vice President/Secretary    36

         Kelley M. Buechler           Assistant Secretary         38

         Robert D. Long, Jr.          Chief Accounting Officer/   28
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

William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Vice President and Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

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


Item 11.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1995.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of December 31, 1995, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership:

                                         NUMBER OF       PERCENT
        NAME AND ADDRESS                   UNITS         OF TOTAL

         Insignia Financial Group, Inc.     43,053          22%
         One Insignia Financial Plaza
         P. O. Box 1089
         Greenville, SC  29602

(b)     Beneficial Owners of Management

        Except as described in "Item 12(a)" above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

        As of December 31, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                         NUMBER OF       PERCENT
        NAME AND ADDRESS                 CEI SHARES      OF TOTAL

         GII Realty, Inc.                  100,000           100%
         One Insignia Financial Plaza
         P. O. Box 1089
         Greenville, SC  29602

Item 13.    Certain Relationships and Related Transactions

Transactions with Current Management and Others

The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P., has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $120,000 in fees for property management.

Transactions with Former Related Parties

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 909 shares of Southmark Corporation Redeemable Series A Preferred Stock, and 6,651 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $6,690, and $49,847 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


                                   PART IV


Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:


     1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Partners' Capital (Deficit) for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements


     2.  Schedules

         All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto


     3.  Exhibits



          S-K REFERENCE                                           SEQUENTIAL
             NUMBER               DOCUMENT DESCRIPTION            PAGE NUMBER

                3         Certificates of Limited Partnership, as     N/A
                          amended to date. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991
                          ("1991 Annual Report").

              10.1        Amended Loan Agreement dated November       N/A
                          15, 1990 (the "Effective Date"), by and
                          between the Partnership and EP (Incorpora-ted by reference to the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Annual Report").


    S-K REFERENCE                                                     SEQUENTIAL
       NUMBER                   DOCUMENT DESCRIPTION                 PAGE NUMBER

        10.2            Assumption Agreement as of the Effective           N/A
                        Date, by and between EP and CCEP (Incor-porated by reference to the 1990 Annual
                        Report).

        10.3            Assignment of Claims as of the Effective           N/A
                        Effective Date, by and between the Partner-ship and EP (Incorporated by reference to the 1990 Annual Report).

        10.4            Assignment of Partnership Interests in             N/A
                        Western Can, Ltd., by and between EP and CCEP (Incorporated by reference to the 1990 Annual Report).

        10.5            Bill of Sale and Assignment dated October 23,      N/A
                        1990, by and between CCEC and ConCap
                        Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

        10.6            Assignment and Assumption Agreement dated          N/A
                        dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 series of Property Management contracts). (Incorporated by reference to the 1990 Annual Report).

        10.7            Construction Management Cost Reimbursement         N/A
                        Agreement dated January 1, 1991, by and
                        between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the 1991 Annual
                        Report).

        10.8            Investor Services Agreement dated October 23,      N/A
                        1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly
                        Report on Form 10-Q for the quarter ended
                        September 30, 1990).

        10.9            Assignment and Assumption Agreement (Investor      N/A
                        Services Agreement) dated October 23, 1990 by and between CCEC and ConCap Services
                        Company (Incorporated by reference to the 1990 Annual Report).


    S-K REFERENCE                                                     SEQUENTIAL
       NUMBER                   DOCUMENT DESCRIPTION                 PAGE NUMBER


        10.10         Letter of Notice dated December 20,1991, from         N/A
                      Partnership Services, Inc. ("PSI") to the Partner-ship regarding the change in ownership and dissolution of ConCap Services Company whereby
                      PSI assumed the Investor Services Agreement.
                      (Incorporated by reference to the 1991 Annual
                      Report).

        10.11         Financial Services Agreement dated October 23,        N/A
                      1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                      1990).

        10.12         Assignment and Assumption Agreement  (Financial       N/A
                      Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company
                      (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                      1990).

        10.13         Letter of Notice dated December 20, 1991, from        N/A
                      PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital
                      Company whereby PSI assumed the Financial
                      Services Agreement. (Incorporated by reference to the 1991 Annual Report).

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

        10.17 Multifamily Note dated November 30, 1995 between Consolidated Capital Institutional
                      Properties, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holding Inc.


    S-K REFERENCE                                                     SEQUENTIAL
       NUMBER                   DOCUMENT DESCRIPTION                 PAGE NUMBER


        11            Statement regarding computation of Net Income          22
                      per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial State-ments of this Form 10-K).

        16            Letter, dated August 12, 1992, from Ernst & Young     N/A
                      to the Securities and Exchange Commission regard-ing change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

        27            Financial Data Schedule containing summary            N/A
                      financial information extracted from the balance sheet and statement of operations which is qualified in its entirety by reference to such financial statements.

        28.1          Fee Owner's Limited Partnership Agreement dated       N/A
                      November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

        99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 1995 and 1994.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

     A Form 8-K dated October 24, 1995, was filed reporting the purchase of the remaining capital stock of GII Realty, Inc. by MAE-ICC, Inc.

     A Form 8-K dated November 30, 1995, was filed reporting a transfer and foreclosure on The Carlton House.


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

                                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,



March 29, 1996                     By: /s/ Carroll D. Vinson
Date                               Carroll D. Vinson
                                   President


March 29, 1996                     By: /s/ Robert D. Long, Jr.
Date                               Robert D. Long, Jr.
                                   Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1996                         By:  /s/ Carroll D. Vinson
Date                                   Carroll D. Vinson
                                       Director and President





March 29, 1996                         By:  /s/ Robert D. Long, Jr.
Date                                   Robert D. Long, Jr.
                                       Controller, Principal Accounting Officer