Form 10-Q
period 1996-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1996-05-06
CIK 352983

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

                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

                  Registrant's telephone number (864) 239-1000

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

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                   March 31,     December 31,
                                                     1996            1995

 Assets
    Cash and cash equivalents:
       Unrestricted                                 $ 10,740      $ 26,122
       Restricted--tenant security deposits              332           335
    Securities available for sale                      5,264         5,264
    Other assets                                       1,332         1,444
    Net investment in Master Loan                     95,438        95,246
       Less:  Allowance for impairment loss          (41,478)      (41,478)
                                                      53,960        53,768
    Investment properties:
       Land                                            3,620         3,620
       Building and related personal property         18,236        17,756
                                                      21,856        21,376
       Less accumulated depreciation                  (2,202)       (1,958)
                                                      19,654        19,418
                                                    $ 91,282      $106,351

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses           $    434      $    368
    Tenant security deposits                             315           323
    Distributions payable                                324           324
    Mortgage note and interest payable                 4,560         4,560

 Partners' Capital (Deficit)
    General partner                                     (369)         (358)
    Limited partners (199,052 units
    outstanding at March 31, 1996, and
    December 31, 1995, respectively)                  86,018       101,134
                                                      85,649       100,776
                                                    $ 91,282      $106,351


           See Accompanying Notes to Consolidated Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                1996        1995
 Revenues:
    Rental income                                            $ 1,936      $   323
    Interest income on investment in Master
       Loan to affiliate                                          --        1,536
    Other income                                                 377          128
          Total revenues                                       2,313        1,987

 Expenses:
    Operating                                                  1,499          176
    Depreciation                                                 245          105
    General and administrative                                   116          196
    Interest                                                      81           --
          Total expenses                                       1,941          477

 Net income                                                  $   372      $ 1,510

 Net income allocated to general partner (1%)                $     4      $    15
 Net income allocated to limited partners (99%)                  368        1,495

                                                             $   372      $ 1,510

 Net income per limited partnership unit                     $  1.85      $  7.51

           See Accompanying Notes to Consolidated Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners        Total
 Original capital contributions       200,342       $     1     $200,342      $200,343

 Partners' capital (deficit) at
    December 31, 1994                 199,045       $  (294)    $107,498      $107,204

 Distributions to partners                              (15)      (1,485)       (1,500)

 Net income for the three months
    ended March 31, 1995                                 15        1,495         1,510

 Partners' capital (deficit) at
    March 31, 1995                    199,045       $  (294)    $107,508      $107,214

 Partners' capital (deficit) at
    December 31, 1995                 199,052       $  (358)    $101,134      $100,776

 Distributions to partners                              (15)     (15,484)      (15,499)

 Net income for the three months
    ended March 31, 1996                                  4          368           372

 Partners' capital (deficit) at
    March 31, 1996                    199,052       $  (369)    $ 86,018      $ 85,649

           See Accompanying Notes to Consolidated Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net income                                              $    372       $ 1,510
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                              245           105
       Amortization of loan costs and lease
        commissions                                                4            --
       Change in accounts:
        Restricted cash                                            4            --
        Other assets                                             106           (31)
        Interest receivable on master loan                        --        (1,536)
        Accounts payable and accrued expenses                     78            88
        Tenant security deposit liabilities                       (8)          (13)

              Net cash provided by
                operating activities                             801           123

 Cash flows from investing activities:
    Property improvements and replacements                      (480)           (5)
    Purchase of securities available for sale                     --        (1,097)
    Proceeds from sale of securities available
       for sale                                                   --         3,663
    Advances on Master Loan                                     (367)           --
    Principal receipts on Master Loan                            175            --

              Net cash (used in) provided by
                investing activities                            (672)        2,561

 Cash flows from financing activities:
    Distributions to partners                                (15,499)       (1,500)
    Mortgage principal payments                                  (12)           --
              Net cash used in financing activities          (15,511)       (1,500)

 Net (decrease) increase in cash and cash equivalents        (15,382)        1,184

Cash and cash equivalents at beginning of period              26,122         1,554
Cash and cash equivalents at end of period                  $ 10,740       $ 2,738
Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $     67       $    --

           See Accompanying Notes to Consolidated Financial Statements

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995, for Consolidated Capital Institutional Properties ("Partnership").

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Related Party Transactions

   Consolidated Capital Institutional Properties ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1996 and 1995. Fees paid to affiliates of Insignia during the three month periods ended March 31, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative expense on the consolidated statement of operations. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:

                                                 For the Three Months Ended
                                                          March 31,
                                                   1996               1995
                                                        (in thousands)

    Property management fees                       $ 97               $ 17
    Reimbursement for services of affiliates         58                115

   Property management fees increased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the addition of the Carlton House Apartment and Office Building on November 30, 1995. Reimbursements for services of affiliates decreased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The three months ended March 31, 1995, included the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995.

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Net Investment in Master Loan

   Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $7.4 million and $6.0 million for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $145.6 million and $138.2 million was not included in the balance of the investment in Master Loan.

   During the first quarter of 1996, the Partnership advanced approximately $367,000 to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan. A portion of the advance was used to pay for additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of 1801 Tower Inc., a wholly owned subsidiary.

   During the first quarter of 1996, the Partnership received approximately $175,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the agreement, accounted for approximately $74,000.

Note D - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $16.3 million, were greater than the reserve requirement of approximately $7.3 million at March 31, 1996.

Note E - Subsequent Events

   Subsequent to March 31, 1996, the Carlton House Apartment and Office Building was renamed "The Sterling."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's investment properties consists of two properties, The Lofts and The Carlton House Apartment and Office Building ("Carlton House").
The Carlton House is a multiple-use facility which consists of an apartment complex and commercial space. This property was transferred from CCEP to a wholly owned subsidiary of the Partnership on November 30, 1995. The operations of Carlton House had a significant impact on the results of operations of the Partnership for the three months ended March 31, 1996, with revenues of approximately $1,586,000 and expenses of approximately $1,460,000. Subsequent to March 31, 1996, the Carlton House was renamed "The Sterling." The following table sets forth the average occupancies of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                         1996         1995

 The Loft Apartments                               92%          92%
    Raleigh, North Carolina

 The Carlton House (residential)                   87%          83%
 The Carlton House (commercial)                    64%          63%
    Philadelphia, Pennsylvania

Results of Operations

   The Partnership's net income for the three months ended March 31, 1996, was approximately $372,000 as compared to net income of approximately $1,510,000 for the three months ended March 31, 1995. The decrease in net income is primarily due to the fact there was no interest income recorded on investment in Master Loan to affiliate during the three months ended March 31, 1996. This decrease
is the result of decreased operations at the affiliated properties.   Offsetting
this decrease in income was the transfer of The Carlton House from CCEP to the Partnership which resulted in net income for the Partnership of approximately $126,000 for the three months ended March 31, 1996. The transfer caused significant increases in rental income, operating expenses, and depreciation. Also, the Lofts experienced increased operating expenses during the three months ended March 31, 1996, due to major landscaping work done at the property. General and administrative expenses decreased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, as a result of the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function including K-1 preparation and distribution. Interest expense increased as a result of the financing of The Lofts in December 1995. This property did not have a mortgage balance prior to December 1995 and as a result had no interest expense during the three months ended March 31, 1995. Other income increased during the three months ended March 31, 1996, due to the investment of the proceeds received from the December 1995 financing of The Lofts and the principal payments received on the Master Loan in December 1995.

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

Liquidity and Capital Resources

   At March 31, 1996, the Partnership had unrestricted cash of approximately $10,740,000 versus approximately $2,738,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the decrease in interest receivable on the Master Loan. Offsetting this increase was a decrease in net income as explained above. Cash used in investing activities increased due to cash received in 1995 from the sale of securities available for sale and an increase in property improvements and replacements during the three months ended March 31, 1996. Net cash used in financing activities increased due to increased distributions paid to the partners as well as principal payments on the mortgage note for The Lofts.

   The Partnership has budgeted for the completion of approximately $14 million of deferred maintenance and capital improvements to The Carlton House during 1996 and 1997. These programs will be funded using a portion of the cash received from CCEP in 1995 on debt service on the Master Loan and cash flow from property operations, if available, as well as cash and cash equivalents on hand. The major capital improvements are for exterior renovation, elevator rehabilitation, residential and commercial common area renovations.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,560,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $15,484,000 or $77.79 per Unit were made to the limited partners in March 1996. A matching distribution of approximately $15,000 was made to the General Partner. A distribution of approximately $1,485,000 or $7.46 per Unit was made to the limited partners in March 1995. A matching distribution of approximately $15,000 was made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

   The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale, totaling approximately $16.3 million, were greater than the reserve requirement of $7.3 million as of March 31, 1996.

CCEP Property Operations

   The Partnership invested approximately $367,000 in CCEP during the three months ended March 31, 1996, as additional advances under the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan. A portion of the advance was used to pay for additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of 1801 Tower Inc., a wholly owned subsidiary.

   For the three months ended March 31, 1996, CCEP's net loss totaled approximately $7.6 million on total revenues of approximately $4.9 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1996, CCEP's statement of operations includes total interest expense attributable to the Master Loan of $7.4 million, all of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

   During the three months ended March 31, 1996, the Partnership received approximately $175,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the agreement, accounted for approximately $74,000.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 1996 and 1995.

        (b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 1996.


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



                                   CONSOLIDATED CAPITAL INSTITUTIONAL
                                   PROPERTIES

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date: May 6, 1996