Form 10-Q
period 1996-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1996-08-08
CIK 352983

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

                  For the quarterly period ended June 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                    June 30,     December 31,
                                                      1996           1995
                                                  (Unaudited)       (Note)
 Assets
    Cash and cash equivalents:
       Unrestricted                                 $ 12,300      $ 26,122
       Restricted--tenant security deposits              310           335
    Securities available for sale                      2,697         5,264
    Other assets                                       1,281         1,444
    Net investment in Master Loan                     95,438        95,246
       Less:  Allowance for impairment loss          (41,478)      (41,478)
                                                      53,960        53,768
    Investment properties:
       Land                                            3,620         3,620
       Building and related personal property         19,576        17,756
                                                      23,196        21,376
       Less accumulated depreciation                  (2,481)       (1,958)
                                                      20,715        19,418
                                                    $ 91,263      $106,351

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses           $    302      $    368
    Tenant security deposits                             294           323
    Distributions payable                                324           324
    Mortgage note and interest payable                 4,548         4,560
                                                       5,468         5,575
 Partners' Capital (Deficit)
    General partner                                     (368)         (358)
    Limited partners (199,052 units
    outstanding at June 30, 1996, and
    December 31, 1995, respectively)                  86,163       101,134
                                                      85,795       100,776
                                                    $ 91,263      $106,351

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Consolidated Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                1996         1995         1996        1995
         Revenues:
            Rental income                    $  1,955      $   434    $  3,891     $    757
            Interest income on investment
               in Master Loan to affiliate         --           --          --        1,536
            Other income                          239           99         616          227
                  Total revenues                2,194          533       4,507        2,520

         Expenses:
            Operating                           1,425          154       2,924          330
            Depreciation and amortization         281          105         526          210
            General and administrative            260          243         376          439
            Interest                               82           --         163           --
                  Total expenses                2,048          502       3,989          979

                  Net income                  $   146     $     31    $    518     $  1,541

         Net income allocated
            to general partner (1%)           $     1     $     --    $      5     $     15
         Net income allocated
            to limited partners (99%)             145           31         513        1,526
                                              $   146     $     31    $    518     $  1,541

         Net income per limited
            partnership unit                  $   .73     $    .16    $   2.58     $   7.67


              See Accompanying Notes to Consolidated Financial Statements


c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners        Total
 Original capital contributions        200,342      $     1     $200,342      $200,343

 Partners' capital (deficit) at
    December 31, 1994                  199,045      $  (294)    $107,498      $107,204

 Distributions to partners                              (15)      (1,521)       (1,536)

 Net income for the six months
    ended June 30, 1995                                  15        1,526         1,541

 Partners' capital (deficit) at
    June 30, 1995                      199,052      $  (294)    $107,503      $107,209

 Partners' capital (deficit) at
    December 31, 1995                  199,052      $  (358)    $101,134      $100,776

 Distributions to partners                              (15)     (15,484)      (15,499)

 Net income for the six months
    ended June 30, 1996                                   5          513           518

 Partners' capital (deficit) at
    June 30, 1996                      199,052      $  (368)    $ 86,163      $ 85,795

           See Accompanying Notes to Consolidated Financial Statements


d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1996          1995
 Cash flows from operating activities:
    Net income                                              $    518       $ 1,541
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                              523           210
       Amortization of loan costs and lease
        commissions                                                9            --
       Change in accounts:
        Restricted cash                                           26            --
        Other assets                                             153            81
        Interest receivable on master loan                        --        (1,536)
        Due from affiliates                                       --           935
        Accounts payable and accrued expenses                    (54)           82
        Tenant security deposit liabilities                      (29)          (14)
              Net cash provided by
                operating activities                           1,146         1,299

 Cash flows from investing activities:
    Property improvements and replacements                    (1,820)          (15)
    Purchase of securities available for sale                     --        (2,115)
    Proceeds from sale of securities available
       for sale                                                2,566         4,676
    Advances on Master Loan                                     (367)           --
    Principal receipts on Master Loan                            175            --

              Net cash provided by
                investing activities                             554         2,546

 Cash flows from financing activities:
    Distributions to partners                                (15,499)       (1,536)
    Mortgage principal payments                                  (23)           --

              Net cash used in financing activities          (15,522)       (1,536)

 Net (decrease) increase in cash and cash equivalents        (13,822)        2,309

 Cash and cash equivalents at beginning of period             26,122         1,554
 Cash and cash equivalents at end of period                 $ 12,300       $ 3,863
 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $    145       $    --

           See Accompanying Notes to Consolidated Financial Statements


e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995, for the Partnership.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Related Party Transactions

The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1996 and 1995. Fees paid to affiliates of Insignia during the six month periods ended June 30, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:

                                                      For the Six Months Ended
                                                              June 30,
                                                       1996               1995
                                                            (in thousands)

    Property management fees                          $  194              $ 34
    Reimbursement for services of affiliates (1)         254               212

   (1) Included in "reimbursements for services of affiliates" for 1996 is approximately $113,000 in reimbursements for construction oversight costs.

Property management fees and reimbursements for services of affiliates both increased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to the addition of The Carlton House on November 30, 1995.

Note B - Related Party Transactions - continued

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

Note C - Net Investment in Master Loan

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $14.8 million and $13.6 million for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $153 million and $138.2 million was not included in the balance of the investment in Master Loan.

During the six months ended June 30, 1996, the Partnership advanced approximately $367,000 to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on certain properties which collateralize the Master Loan. A portion of the advance was used to pay additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of 1801 Tower Inc., a wholly owned subsidiary of CCEP.

During the six months ended June 30, 1996, the Partnership received approximately $175,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $74,000.

Note D - Commitment

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $15.3 million, were greater than the reserve requirement of approximately $7.3 million at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consists of two properties, The Loft and The Carlton House Apartment and Office Building ("The Carlton House"). The Carlton House is a multiple-use facility which consists of an apartment complex and commercial space. This property was transferred from Consolidated Capital Equity Partners, L.P. ("CCEP") to a wholly owned subsidiary of the Partnership on November 30, 1995. The operations of The Carlton House had a significant impact on the results of operations of the Partnership for the six months ended June 30, 1996, with revenues of approximately $3,170,000 and expenses of approximately $2,796,000. The following table sets forth the average occupancies of the properties for the six months ended June 30, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                         1996         1995

 The Loft Apartments                               94%         91%
    Raleigh, North Carolina

 The Carlton House (residential)                   86%         82%
 The Carlton House (commercial)                    65%         63%
    Philadelphia, Pennsylvania


The General Partner attributes the increase in occupancy at The Loft to increased marketing strategies and higher traffic. Also, the General Partner attributes the increase in occupancy at The Carlton House (residential) to increased marketing strategies and concessions offered to the residential tenants.

Results of Operations

The Partnership's net income for the six months ended June 30, 1996, was approximately $518,000 as compared to net income of approximately $1,541,000 for the six months ended June 30, 1995. The Partnership recorded net income of approximately $146,000 for the three months ended June 30, 1996, as compared to net income of approximately $31,000 for the three months ended June 30, 1995. Net income decreased for the six months ended June 30, 1996, but increased for the three months ended June 30, 1996. The decrease in net income for the six months ended June 30, 1996, is due to the fact that no interest income is recorded on the investment in Master Loan to affiliate. This decrease is the result of decreased operations at the underlying collateral properties. Offsetting this decrease in income was the transfer of The Carlton House from CCEP to the Partnership which resulted in an increase in net income for the Partnership of approximately $248,000 and $374,000 for the three and six month periods ended June 30, 1996, respectively. The transfer resulted in significant increases in rental income, operating expenses and depreciation for the three and six month periods ended June 30, 1996. Also contributing to the increase in operating expenses during the three and six month periods ended June 30, 1996, was major landscaping work and a wood replacement project done at The Loft. General and administrative expenses decreased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, as a result of the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function including K-1 preparation and distribution. Interest expense increased for the three and six month periods ended June 30, 1996, as a result of the financing of The Loft in December 1995. This property did not have a mortgage balance prior to December 1995 and as a result had no interest expense during the three and six month periods ended June 30, 1995. Other income increased during the three and six month periods ended June 30, 1996, due to the increase in cash balances due to the proceeds received from the December 1995 financing of The Loft and the principal payments received on the Master Loan in December 1995.

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

Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash of approximately $12,300,000 versus approximately $3,863,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to the decrease in net income as explained above. Also, due from affiliates decreased during the six months ended June 30, 1995, however, no such activity occurred during the six months ended June 30, 1996. Offsetting these decreases is a decrease in interest receivable on the Master Loan. Cash provided by investing activities decreased primarily due to an increase in property improvements and replacements during the six months ended June 30, 1996, and additional advances under the Master Loan to CCEP. Partially offsetting these decreases was the receipt of principal payments on the Master Loan. Net cash used in financing activities increased due to an increase in distributions paid to the partners as well as principal payments on the mortgage note for The Loft.

The Partnership has budgeted for approximately $14 million of deferred maintenance and capital improvements to be made to The Carlton House during 1996 and 1997. These programs will be paid by existing cash and investments and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovation, elevator rehabilitation, residential and commercial common area renovations. As of June 30, 1996, approximately $1.5 million had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,522,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $15,484,000 or $77.79 per Unit were made to the limited partners during the six months ended June 30, 1996. A matching distribution of approximately $15,000 was made to the General Partner. A distribution of approximately $1,485,000 or $7.46 per Unit was made to the limited partners during the six months ended June 30, 1995. A matching distribution of approximately $15,000 was made to the General Partner. In June 1995, a distribution of approximately $36,000 was accrued to pay the limited partners' income taxes due to the State of North Carolina for income generated by the Partnership's investment property located in North Carolina. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $15.3 million, were greater than the reserve requirement of $7.3 million as of June 30, 1996.

CCEP Property Operations

The Partnership invested approximately $367,000 in CCEP during the six months ended June 30, 1996, as additional advances under the Master Loan. CCEP used the funds to pay for maintenance and capital improvements on certain properties which collateralize the Master Loan. A portion of the advance was used to pay additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of 1801 Tower Inc., a wholly owned subsidiary of CCEP.

For the six months ended June 30, 1996, CCEP's net loss totaled approximately $14.8 million on total revenues of approximately $10.0 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1996, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $14.8 million, all of which represents interest accrued in excess of required payments. Subsequent to June 30, 1996, CCEP made an "Excess Cash Flow" principal payment of approximately $1,363,000 to the Partnership. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1996, the Partnership received approximately $175,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $74,000.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three and six months ended June 30, 1996 and 1995.

        (b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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



                                   Date:  August 8, 1996