Form 10-Q
period 1996-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1996-11-06
CIK 352983

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

               For the quarterly period ended September 30, 1996

                                       or

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


ITEM 1.FINANCIAL STATEMENTS

a)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                             September 30,   December 31,
                                                 1996           1995
                                              (Unaudited)      (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                             $ 14,205       $ 26,122
     Restricted--tenant security deposits          322            335
  Securities available for sale                      7          5,264
  Other assets                                   1,288          1,444
  Net investment in Master Loan                 92,914         95,246
     Less:  Provision for impairment loss      (39,575)       (41,478)
                                                53,339         53,768
  Investment properties:
     Land                                        3,620          3,620
     Building and related personal property     21,023         17,756
                                                24,643         21,376
     Less accumulated depreciation              (2,799)        (1,958)
                                                21,844         19,418
                                              $ 91,005       $106,351

Liabilities and Partners' Capital (Deficit)
  Accounts payable and accrued expenses       $    666       $    368
  Tenant security deposits                         305            323
  Distributions payable                            324            324
  Mortgage note and interest payable             4,536          4,560
                                                 5,831          5,575
Partners' Capital (Deficit)
  General partner                                 (374)          (358)
  Limited partners (199,052 units
  outstanding at September 30, 1996, and
  December 31, 1995, respectively)              85,548        101,134
                                                85,174        100,776

                                              $ 91,005       $106,351



Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements

b)                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      1996       1995       1996       1995
Revenues:
  Rental income                     $ 1,872    $   360    $  5,763   $  1,117
  Interest income on investment
     in Master Loan to affiliate         --        967          --      2,503
  Other income                          157        146         773        373
     Reduction of provision for
    impairment losses                   792        533         792        533
       Total revenues                 2,821      2,006       7,328      4,526

Expenses:
  Operating                           1,421        198       4,345        528
  Depreciation and amortization         320        106         846        316
  General and administrative            103        168         479        607
  Interest                               81         --         244         --
       Total expenses                 1,925        472       5,914      1,451

       Net income                   $   896    $ 1,534    $  1,414   $  3,075

Net income allocated
  to general partner (1%)           $     9    $    15    $     14   $     31
Net income allocated
  to limited partners (99%)             887      1,519       1,400      3,044
                                    $   896    $ 1,534    $  1,414   $  3,075

Net income per limited
  partnership unit                  $  4.45    $  7.63    $   7.03   $  15.29


          See Accompanying Notes to Consolidated Financial Statements


c)                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                     Units      Partner      Partners     Total
Original capital contributions       200,342    $     1     $200,342    $200,343

Partners' capital (deficit) at
  December 31, 1994                  199,045    $  (294)    $107,498    $107,204

Distributions to partners                           (30)      (3,006)     (3,036)

Net income for the nine months
  ended September 30, 1995                           31        3,044       3,075

Partners' capital (deficit) at
  September 30, 1995                 199,052    $  (293)    $107,536    $107,243

Partners' capital (deficit) at
  December 31, 1995                  199,052    $  (358)    $101,134    $100,776

Distributions to partners                           (30)     (16,986)    (17,016)

Net income for the nine months
  ended September 30, 1996                           14        1,400       1,414

Partners' capital (deficit) at
  September 30, 1996                 199,052    $  (374)    $ 85,548    $ 85,174

          See Accompanying Notes to Consolidated Financial Statements

d)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                          1996       1995
Cash flows from operating activities:
  Net income                                           $  1,414    $ 3,075
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            841        316
    Amortization of loan costs and lease
      commissions                                            14         --
    Reduction of provision for impairment losses           (792)      (533)
    Change in accounts:
      Restricted cash                                        13         --
      Other assets                                          142         88
      Due from affiliates                                    --        935
      Accounts payable and accrued expenses                 309         17
      Tenant security deposit liabilities                   (18)       (14)
          Net cash provided by
            operating activities                          1,923      3,884

Cash flows from investing activities:
  Property improvements and replacements                 (3,267)       (34)
  Purchase of securities available for sale                  --     (2,115)
  Proceeds from sale of securities available
    for sale                                              5,257      5,180
  Advances on Master Loan                                  (367)        --
  Principal receipts on Master Loan                       1,588         --
          Net cash provided by
            investing activities                          3,211      3,031

Cash flows from financing activities:
  Distributions to partners                             (17,016)    (3,036)
  Mortgage principal payments                               (35)        --
          Net cash used in financing activities         (17,051)    (3,036)

Net (decrease) increase in cash and cash equivalents    (11,917)     3,879

Cash and cash equivalents at beginning of period         26,122      1,554

Cash and cash equivalents at end of period             $ 14,205    $ 5,433

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $    224    $    --


          See Accompanying Notes to Consolidated Financial Statements

e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1995, for the Partnership.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1996 and 1995. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current affiliates received reimbursements as reflected in the following table:

                                                      For the Nine Months
                                                          September 30,
                                                      1996          1995
                                                         (in thousands)

  Property management fees                           $287        $ 51
  Reimbursement for services of affiliates (1)        334         253


(1) Included in "reimbursements for services of affiliates" for 1996 is approximately $140,000 in reimbursements for construction oversight costs.

At September 30, 1995, the Partnership had accrued approximately $15,000 of reimbursements to Insignia Mortgage & Investment Company related to refinancing costs which are included in "reimbursements for services of affiliated" above. No such costs have been accrued or paid during the nine months ended September 30, 1996.

Property management fees increased during the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, due to the addition of The Sterling on November 30, 1995. Reimbursements for services of affiliates increased during the nine months ended September 30, 1996, due to the construction oversight cost incurred in 1996 related to The Sterling renovation. This was partially offset by a decrease in the reimbursements to the general partner. Higher reimbursements were paid in 1995 as a result of the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1996.

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

NOTE C - NET INVESTMENT IN MASTER LOAN

At September 30, 1996 and 1995, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1996 and 1995, the Partnership recorded income of approximately $792,000 and $533,000, respectively, based upon an increase in the fair value of the collateral.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $22.2 million and $20.2 million for the nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $160.4 million and $138.2 million was not included in the balance of the investment in Master Loan.

During the nine months ended September 30, 1996, the Partnership advanced approximately $367,000 to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on certain properties which collateralize the Master Loan. A portion of the advance was used to pay additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of a wholly owned subsidiary of CCEP.

During the nine months ended September 30, 1996, the Partnership received approximately $1,588,000 as principal payments on the Master Loan.
Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $124,000. Approximately $1,363,000 received was due to an excess cash flow payment received from CCEP as stipulated by the master loan agreement. On September 13, 1996, CCEP sold Lakeview Office Tower to an unaffiliated third party. The net cash proceeds of approximately $587,000 were remitted to the Partnership subsequent to September 30, 1996, to pay down the Master Loan.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $14.5 million, were greater than the reserve requirement of approximately $7.3 million at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling") (formerly known as The Carlton House Apartment and Office Building). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. This property was transferred from Consolidated Capital Equity Partners, L.P. ("CCEP") to a wholly owned subsidiary of the Partnership on November 30, 1995. The operations of The Sterling had a significant impact on the results of operations of the Partnership for the nine months ended September 30, 1996, with revenues of approximately $4,708,000 and expenses of approximately $4,282,000. The following table sets forth the average occupancies of the properties for the nine months ended September 30, 1996 and 1995:


                                                        Average
                                                       Occupancy
Property                                          1996         1995

The Loft Apartments                                95%         91%
  Raleigh, North Carolina

The Sterling Apartment Homes                       84%         82%
The Sterling Commerce Center                       68%         64%
  Philadelphia, Pennsylvania

The General Partner attributes the increase in occupancy at The Loft to increased marketing strategies resulting in an increase in prospective tenant traffic. Also, the General Partner attributes the increase in occupancy at The Sterling Apartment Homes to increased marketing strategies and concessions offered to the residential tenants. The increased occupancy at The Sterling Commerce Center is attributable to the major ongoing capital improvements including exterior renovations, elevator rehabilitation, and common area renovations.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1996, was approximately $1,414,000 compared to net income of approximately $3,075,000 for the nine months ended September 30, 1995. The Partnership recorded net income of approximately $896,000 for the three months ended September 30, 1996, compared to net income of approximately $1,534,000 for the three months ended September 30, 1995. Net income decreased for the three and nine months ended September 30, 1996, due to a decrease in interest income recorded on the investment in Master Loan to affiliate. This decrease is the result of decreased operations at the underlying collateral properties. Offsetting this decrease in net income was the transfer of The Sterling from CCEP to the Partnership which resulted in an increase in net income for the Partnership of approximately $52,000 and $426,000 for the three and nine month periods ended September 30, 1996, respectively. The transfer resulted in significant increases in rental income, operating expenses and depreciation for the three and nine month periods ended September 30, 1996. Also contributing to the increase in operating expenses during the nine month period ended September 30, 1996, was major landscaping work and a wood replacement project done at The Loft. In addition, the decrease in net income was offset by an increase in the reduction of the provision for impairment losses of the Master Loan as determined under "SFAS 114". General and administrative expenses decreased during the three and nine months ended September 30, 1996. For the three months ended September 30, 1996, this decrease was the result of increased printing costs incurred in 1995, related to the printing of additional 10-K's for investors. The decrease for the nine months ended September 30, 1996, is the result of the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function including K-1 preparation and distribution. Interest expense increased for the three and nine month periods ended September 30, 1996, as a result of the financing of The Loft in December 1995. This property did not have a mortgage balance prior to December 1995 and as a result had no interest expense during the three and nine month periods ended September 30, 1995. Other income increased during the three and nine month periods ended September 30, 1996, due to the increase in cash balances from the proceeds received from the December 1995 financing of The Loft and the principal payments received on the Master Loan in December 1995.

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

Liquidity and Capital Resources

At September 30, 1996, the Partnership had unrestricted cash of approximately $14,205,000 versus approximately $5,433,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the decrease in net income as explained above. Also, due from affiliates decreased during the nine months ended September 30, 1995. No such activity occurred during the nine months ended September 30, 1996. Cash provided by investing activities increased primarily due to increased principal receipts on the Master Loan during the nine months ended September 30, 1996. Offsetting the increase in net cash provided by investing activities was an increase in property improvements and replacements during the nine months ended September 30, 1996, and additional advances under the Master Loan to CCEP. Net cash used in financing activities increased due to an increase in distributions paid to the partners as well as principal payments on the mortgage note for The Loft.

The Partnership has budgeted for approximately $14 million of deferred maintenance and capital improvements to be made to The Sterling during 1996 and 1997. These programs will be paid by existing cash and investments and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovation, elevator rehabilitation, residential and commercial common area renovations. As of September 30, 1996, approximately $2.5 million had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,510,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $16,986,000 were made to the limited partners during the nine months ended September 30, 1996. A matching distribution of approximately $30,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $3 million were made to the limited partners during the nine months ended September 30, 1995. Approximately $30,000 was distributed to the General Partner during that same period. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $14.5 million, were greater than the reserve requirement of $7.3 million as of September 30, 1996.

CCEP Property Operations

The Partnership invested approximately $367,000 in CCEP during the nine months ended September 30, 1996, as additional advances under the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on certain properties which collateralize the Master Loan. A portion of the advance was used to pay additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of a wholly owned subsidiary of CCEP.

For the nine months ended September 30, 1996, CCEP's net loss totaled approximately $21.3 million on total revenues of approximately $15.1 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1996, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $22.2 million, all of which represents interest accrued in excess of required payments. During the nine months ended September 30, 1996, CCEP made an "Excess Cash Flow" principal payment of approximately $1,363,000 to the Partnership. Subsequent to September 30, 1996, CCEP made an additional "Excess Cash Flow" principal payment of approximately $69,000 to the Partnership. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1996, the Partnership received approximately $1,588,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $124,000. Approximately $1,363,000 received was due to an "Excess Cash Flow" payment from CCEP, as described above. On September 13, 1996, CCEP sold Lakeview Office Tower to an unaffiliated third party. The net cash proceeds of approximately $587,000 were remitted to the Partnership subsequent to September 30, 1996, to pay down the Master Loan.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

            27 Financial Data Schedule is filed as an exhibit to this report.

            99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three and nine months ended September 30, 1996 and 1995.

      (b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1996.



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


                             Date:  November 6, 1996