Form 10-K
period 1996-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1997-03-27
CIK 352983

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate Market Value of the Limited Partnership Units ("Units") held by non-affiliates of the Registrant. 45,756 of Partnership's 199,052 Units are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are not subject to certain restrictions.

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

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the corporate general partner. In 1988, through a series of transactions Southmark Corporation ("Southmark") acquired control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI or the General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the General Partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia"), which was acquired through two transactions in December 1994, and October 1995.

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

Through December 31, 1996, the Partnership had advanced a total of approximately $180.5 million to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1996, the balance of the Master Loan, net of the allowance for possible losses, was approximately $52.7 million. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has twelve (12) apartment buildings, and two (2) office complexes. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling") (formerly known as The Carlton House Apartment and Office Building) through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling had been collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property."

The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by an affiliate of Insignia, an affiliate of the General Partner.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.

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


Item 2.   Description of Property

The following table sets forth the Registrant's investment in real estate as of December 31, 1996:

                           Date of
Property                   Purchase   Type of Ownership         Use

The Loft Apartments        11/19/90    Fee ownership.       Apartment
 Raleigh, NC                                                188 units

The Sterling Apartment     12/01/95    Fee ownership.       Apartment
 Homes and Commerce                                         537 units
 Center                                                     Commercial
 Philadelphia, PA                                           101,418 sq.ft.


Schedule of Properties:
 (dollar amounts in thousands)

                          Gross
                         Carrying  Accumulated                     Federal
Property                  Value   Depreciation   Rate     Method  Tax Basis

The Loft Apartments     $ 6,741       $2,353     5-20      S/L    $ 5,665
The Sterling Apartment
 Homes and Commerce
 Center                  21,841          864     5-25      S/L     21,827

                        $28,582       $3,217


See "Note A" of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.


Schedule of Mortgages:
  (dollar amounts in thousands)

                         Principal                                  Principal
                        Balance At    Stated                         Balance
                       December 31,  Interest   Period   Maturity    Due At
Property                   1996        Rate    Amortized   Date     Maturity

The Loft Apartments
 1st mortgage            $4,498        6.95%     (1)    12/2005      $3,903

(1) Payments of approximately $30,000 consisting of principal and interest.

Average Annual Rental Rate and Occupancy:


                                Average Annual                 Average
                                 Rental Rates                 Occupancy
Property                      1996          1995           1996      1995

The Loft Apartments      $ 8,093/unit  $ 7,806/unit         95%       91%
The Sterling Apartment    10,886/unit   10,185/unit (a)     84%       86% (a)
  Homes (residential)
The Sterling Commerce      $7.34/s.f.    $6.76/s.f. (a)     68%       64% (a)
  Center (commercial)

(a) Occupancy and rental rates for The Sterling represent December 1995 only as the property was acquired by the Registrant on November 30, 1995.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. One commercial tenant, an employment agency, leases greater than 10% of the available space. As of January 1, 1997, this tenant is leasing month-to-month while negotiating a new lease.

The following is a schedule of the lease expirations of the commercial space in The Sterling for the years beginning 1997 through the maturities of current leases:


              Number of                                % of Gross
             Expirations  Square Feet   Annual Rent   Annual Rent

 1997             7           11,998     $214,359        3.68%
 1998             2            1,586       23,137        0.40%
 1999             2            5,644       65,588        1.12%
 2000             1            2,882       37,005        0.63%
 2001             1            1,372       35,672        0.61%
 2002             0                0            0           0%
 2003             0                0            0           0%
 2004             0                0            0           0%
 2005             2            3,159       60,444        1.04%
 2006             1            3,838       65,000        1.11%

Real estate taxes and rates in 1996 for each property were (in thousands):

                              1996             1996
                             Billing           Rate

The Loft                       $ 62           1.22%
The Sterling                    589           8.18%


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


Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                   PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 24,208 holders of record owning an aggregate of 199,052 Units. Distributions of approximately $16,986,000 and approximately $3,007,000 were made to the limited partners in 1996 and 1995, respectively. Additionally, distributions of approximately $30,000 were made to the General Partner in 1996 and 1995.

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

                                          FOR THE YEARS ENDED DECEMBER 31,
                                  1996      1995       1994      1993      1992
STATEMENTS OF OPERATIONS
                                            (in thousands, except unit data)
Revenues                       $  9,414  $  5,265  $  4,490   $  6,180   $  8,189
Costs and expenses               (8,586)   (3,078)   (1,496)    (1,849)   ( 1,892)
Provision for impairment loss        --    (5,578)       --    (11,100)    (9,000)
Income (loss) from operations       828    (3,391)    2,994     (6,769)    (2,703)
Gain on sale of securities
  available for sale                 --        --        --         20         --
Net income (loss)              $    828  $ (3,391) $  2,994   $ (6,749)  $ (2,703)
Net income (loss) per
  Limited Partnership Unit:
Income (loss) from operations  $   4.12  $ (16.87) $  14.90   $ (33.67)  $ (13.44)
Gain on sale of securities
  available for sale                 --        --        --        .10         --
Net income (loss)              $   4.12  $ (16.87) $  14.90   $ (33.57)  $ (13.44)

Distributions per
  Limited Partnership Unit     $  85.33  $  15.10  $  18.52   $  28.50   $  26.25
Limited Partnership
  Units outstanding             199,052   199,052   199,045    199,046    199,051


                                                       AS OF DECEMBER 31,
BALANCE SHEETS                         1996     1995     1994     1993     1992
                                              (in thousands)
Total assets                        $ 91,657  $106,351 $107,630 $108,442 $120,876

Mortgage notes and interest payable $  4,525  $  4,560 $  --  $   --  $   --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. This property was transferred from Consolidated Capital Equity Partners, L.P. ("CCEP") to a wholly owned subsidiary of the Partnership on November 30, 1995. The operations of The Sterling had a significant impact on the results of operations of the Partnership for the year ended December 31, 1996, with revenues of approximately $6,291,000 and expenses of approximately $6,356,000. The operations of The Sterling had an immaterial impact on the results of operations of the Partnership for the year ended December 31, 1995, as the Partnership owned The Sterling for only one month of 1995. Included in the 1995 statement of operations were revenues of approximately $594,000 and expenses of approximately $444,000.

Results of Operations

1996 Compared With 1995

The Partnership's net income for the year ended December 31, 1996, was approximately $828,000 compared to a net loss of approximately $3,391,000 for the year ended December 31, 1995. The increase in net income is primarily due to a decrease in the provision for impairment loss on the Master Loan in 1996. The Partnership recorded a $5,578,000 provision for impairment loss on the Master Loan for the year ended December 31, 1995. The primary cause for this impairment loss in 1995 was a reduction in the estimated fair value of the underlying collateral properties in that year. Approximately $5,000,000 of the provision for impairment loss related to The Sterling before it was transferred to the Partnership. Also contributing to the increase in net income was the recognition of a $792,000 increase in the reduction of the provision for impairment losses of the Master Loan due to an increase in fair market value of the underlying assets that collateralize the Master Loan in 1996. In addition, general and administrative expenses decreased for the year ended December 31, 1996, compared to the corresponding period of 1995. This decrease was the result of increased printing costs incurred in 1995, related to the printing of additional 10-K's for investors. Also, there were additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function including K-1 preparation and distribution. Additionally, the Partnership incurred approximately $772,000 in transfer fees related to the transfer of The Sterling from CCEP to the Partnership during the year ended December 31, 1995. Offsetting these decreases in general and administrative costs were increases in professional fees incurred for a valuation of The Sterling and a successful tax appeal at The Sterling. Other income increased during the year ended December 31, 1996, due to increased interest income resulting from higher cash balances due to the proceeds received from the December 1995 financing of The Loft, and also from the principal payments received on the Master Loan in December 1995.

Offsetting the increases in net income noted above for the year ended December 31, 1996, compared to the corresponding period in 1995, was a decrease in interest income recorded on the investment in Master Loan to affiliate, the transfer of The Sterling from CCEP, which resulted in significant increases in rental income, operating expenses and depreciation expense for the year ended December 31, 1996, and an increase in interest expense. The decrease in interest income on the investment in Master Loan is the result of a decrease in interest payments as required by the loan agreement. The Sterling reported a net loss of approximately $65,000 during the year ended December 31, 1996. The transfer of The Sterling from CCEP resulted in significant increases in rental income, which were more than offset by significant increases in operating expenses, and depreciation expense. Operating expenses at The Sterling were significantly higher during 1996 due to the major ongoing renovation project. The Loft was also a contributing factor in offsetting the increase in net income due to an increase in interest expense. The increase in interest expense resulted from the financing of The Lofts in December 1995. Because this property did not have a mortgage balance prior to December 1995, interest expense during the year ended December 31, 1995 was minimal. Included in maintenance expense for the year ended December 31, 1996, is approximately $534,000 of major repairs and maintenance comprised primarily of major landscaping, exterior painting, and interior and exterior building improvements.

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

1995 Compared With 1994

The Partnership's net loss for the year ended December 31, 1995, was approximately $3,391,000 compared to net income of approximately $2,994,000 for the year ended December 31, 1994. The increase in net loss is primarily due to the $5,578,000 increase in the provision for impairment loss on the Master Loan. The primary cause of the increase in the provision for impairment loss on the Master Loan was a reduction in the estimated fair value of the underlying collateral properties. Also contributing to the increased net loss was an increase in operating expenses at The Loft as a result of higher maintenance expenses and an increase in general and administrative expenses. The increase in maintenance expense is the result of interior and exterior painting projects, patio fencing, exterior lighting, window renovations, curb and sidewalk repair, and major landscaping. General and administrative expenses increased due to increased insurance costs along with the additional costs involved in printing the 1994 10-K's for investors. There were also additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including K-1 preparation and distribution. Additionally, the Partnership incurred approximately $772,000 in transfer fees related to the transfer of The Sterling from CCEP to the Partnership. Depreciation expense increased during 1995 due to the purchase of additional fixed assets in 1995. Interest expense increased as a result of the financing of The Lofts in December 1995. This property did not have a mortgage balance prior to December 1995 and as a result had no interest expense. Also, other income decreased due to a settlement of suits against Southmark in 1994 resulting in the Partnership receiving its pro rata share of the claims filed in Southmark's bankruptcy proceeding. No such event occurred in 1995. Partially offsetting these decreases in net income is an increase in rental income due to higher rental rates which more than offset the decrease in occupancy at The Lofts.

In connection with the transfer of The Sterling to Kennedy Boulevard Associates, L.P. ("KBA-I"), a wholly owned subsidiary of the Partnership, the General Partner had a valuation performed on the property to determine its estimated fair value. The asset had previously been recorded on the books of CCEP and for valuation for the Master Loan based upon appraisals performed by a third party. The last appraisal valued the property as of May 12, 1995. Based on its ongoing evaluation of the condition of the property, the General Partner concluded that additional information received during the fourth quarter of 1995 regarding the extent of deferred maintenance and improvements needed to the property indicated that a $5,000,000 write-down was needed to reduce the property to its estimated net realizable value.

CCEP recorded this write-down during the fourth quarter before the property was transferred to KBA-I. As this property was collateral for the Master Loan and the value of the Master Loan is recorded based upon the estimated fair value of the underlying collateral, the Partnership recorded an increase in the Provision for Impairment Loss on the Master Loan to affiliate due to this impairment.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $12,348,000 versus approximately $26,122,000 at December 31, 1995. Net cash provided by operating activities decreased primarily due to the increase in net income after adjustment for the provision for impairment loss on investment in
Master Loan to affiliates in 1995 as described above.   Also, due from
affiliates decreased during the year ended December 31, 1995. No such activity occurred during the year ended December 31, 1996. Net cash provided by investing activities decreased as a result of a decrease in principal receipts on the Master Loan. These principal receipts on the Master Loan in 1995 were due primarily to the refinancing proceeds received from CCEP. The decrease in cash provided by investing activities also resulted from an increase in property improvements and replacement due to the capital improvements at The Sterling as noted above. Partially offsetting the decrease in cash provided by investing activities was a decrease in advances on the Master Loan. Cash used in financing activities increased due to an increase in distributions to partners which was partially offset by a decrease in proceeds from long-term borrowings, which resulted from the financing of The Loft in December 1995.

At December 31, 1995, the Partnership had unrestricted cash of approximately $26,122,000 versus approximately $1,520,000 at December 31, 1994. Net cash provided by operating activities decreased primarily due to a decrease in net income as noted above and due to an increase in others assets. These changes were partially offset by a decrease in due from affiliate and an increase in accounts payable. Cash provided by investing activities increased as a result of principal receipts on the Master Loan, which was partially offset by an increase in property improvements an replacements and an increase in advances on the Master Loan. Principal receipts on the Master Loan in 1995 were due primarily to the refinancing proceeds received from CCEP. Net cash provided by financing activities increased due to the financing of The Loft.

The Partnership has budgeted approximately $7.9 million for deferred maintenance and capital improvements to be made to The Sterling during 1997. These programs will be paid by existing cash and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovation, elevator rehabilitation, residential, and commercial common area renovations. As of December 31, 1996, approximately $6.1 million had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,498,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $16,986,000 were made to the limited partners during the year ended December 31, 1996. A matching distribution of approximately $30,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $3 million were made to the limited partners during the year ended December 31, 1995. Approximately $30,000 was distributed to the General Partner during that same period. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for the contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $12.7 million, were greater than the reserve requirement of approximately $7.3 million at December 31, 1996.

CCEP Property Operations

The Partnership invested approximately $367,000 in CCEP during the year ended December 31, 1996, as additional advances under the Master Loan. CCEP used the funds to pay for deferred maintenance and capital improvements on certain properties which collateralize the Master Loan. A portion of the advance was used to pay additional expenses related to the December 1995 financing of six of CCEP's investment properties. Also, a portion of the advance was used to pay taxes on behalf of a wholly owned subsidiary of CCEP.

For the year ended December 31, 1996, CCEP's net loss totaled approximately $29 million on total revenues of approximately $20 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 1996, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $29.5 million, all of which represents interest accrued in excess of required payments. During the year ended December 31, 1996, CCEP made an "Excess Cash Flow" principal payment of approximately $1.4 million to the Partnership. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the year ended December 31, 1996, the Partnership received approximately $2,243,000 as principal payments on the Master Loan. Approximately $101,000 was due to the return of a real estate tax escrow set up at the time of the December 1995 financing of a certain CCEP investment property. This escrow was held until CCEP was able to provide proof of payment to the mortgage lender. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $123,000. Approximately $1,432,000 received was due to an "Excess Cash Flow" payment from CCEP as described above. CCEP remitted approximately $587,000 of net cash proceeds from the sale of Lakeview Office Tower to the Partnership to pay down the Master Loan.



Item 8. Financial Statements and Supplementary Data



CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS



 Reports of Independent Auditors

 Consolidated Balance Sheets as of December 31, 1996 and 1995

 Consolidated Statements of Operations for the Years Ended December 31, 1996,
      1995 and 1994

 Consolidated Statements of Partners' Capital (Deficit) for the Years Ended
      December 31, 1996, 1995 and 1994

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
      1995 and 1994

 Notes to Consolidated Financial Statements






                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 4, 1997






                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Institutional Properties:

We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Consolidated Capital Institutional Properties (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital (deficit) and cash flows of Consolidated Capital Institutional Properties for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                      /s/Arthur Andersen, LLP


Dallas, Texas
March 23, 1995


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                           DECEMBER 31,
Assets                                                  1996        1995
   Cash and cash equivalents:
      Unrestricted                                   $ 12,348   $ 26,122
      Restricted-tenant security deposits                 318        335
   Securities available for sale                            7      5,264
   Other assets                                           935      1,444

   Net investment in Master Loan                       93,370     95,246
      Less: Allowance for impairment loss             (40,686)   (41,478)
                                                       52,684     53,768
   Investment properties:
      Land                                              3,620      3,620
      Buildings and related personal property          24,962     17,756
                                                       28,582     21,376
      Less: accumulated depreciation                   (3,217)    (1,958)
                                                       25,365     19,418

                                                     $ 91,657   $106,351

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                  $  1,903   $    368
   Tenant security deposits                               317        323
   Distributions payable                                  324        324
   Mortgage note and interest payable                   4,525      4,560
                                                        7,069      5,575

Partners' Capital (Deficit)
   General Partner                                       (380)      (358)
   Limited Partners - 199,052 units
      outstanding in 1996 and 1995                     84,968    101,134
                                                       84,588    100,776

                                                     $ 91,657   $106,351


          See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)


                                                        FOR THE YEARS ENDED
                                                           December 31,
                                                      1996      1995    1994

Revenues:
     Rental income                                  $ 7,686  $ 2,069  $ 1,312
     Interest income on investment in
        Master Loan to affiliate                         --    2,502    2,448
     Reduction in provision for impairment loss
         on investment in Master Loan to affiliate      792       --       --
     Other income                                       936      694      730

        Total revenues                                9,414    5,265    4,490

Costs and expenses:
     Operating                                        6,305    1,154      599
     General and administrative                         690    1,456      480
     Depreciation and amortization                    1,265      453      417
     Interest                                           326       15       --
     Provision for impairment loss on
         Master Loan to affiliate                        --    5,578       --

        Total expenses                                8,586    8,656    1,496

Net income (loss)                                   $   828  $(3,391) $ 2,994

Net income (loss) allocated to general partner      $     8  $   (34) $    30
Net income (loss) allocated to limited partners         820   (3,357)   2,964

                                                    $   828  $(3,391) $ 2,994

Income (loss) per Limited Partnership Unit          $  4.12  $(16.87) $ 14.90

Distributions per Limited Partnership Unit          $ 85.33  $ 15.10  $ 18.52


          See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)



                                   Limited
                                 Partnership General   Limited
                                    Units    Partner  Partners    Total

Original capital contributions      200,342 $     1  $200,342  $200,343
Partners' capital (deficit) at
  December 31, 1993                 199,046    (287)  108,220   107,933

Distributions                                   (37)   (3,686)   (3,723)
Net income for the year ended
  December 31, 1994                              30     2,964     2,994
Partners' capital (deficit) at
  December 31, 1994                 199,045    (294)  107,498   107,204

Distributions                                   (30)   (3,007)   (3,037)
Net loss for the year ended
  December 31, 1995                             (34)   (3,357)   (3,391)
Partners' capital (deficit) at
  December 31, 1995                 199,052    (358)  101,134   100,776

Distributions                                   (30)  (16,986)  (17,016)
Net income for the year ended
  December 31, 1996                               8       820       828
Partners' capital (deficit) at
  December 31, 1996                 199,052 $  (380) $ 84,968  $ 84,588


          See Accompanying Notes to Consolidated Financial Statements

                    CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                    FOR THE YEARS ENDED
                                                        December 31,
                                                   1996     1995     1994
Cash flows from operating activities:
Net income (loss)                               $    828  $(3,391)$ 2,994
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization of lease
    commissions and loan costs                     1,277      453     417
   Amortization of discount on securities
    available for sale                                --       --       2
   Reduction in provision for impairment loss
    on investment in Master Loan to affiliates      (792)      --      --
   Provision for impairment loss on investment
    in Master Loan to affiliates                      --    5,578      --
   Receipt of Southmark stock                         --       --      (7)
   Changes in accounts:
       Restricted cash                                18     (301)    (26)
       Due from affiliates                            --      935    (376)
       Other assets                                  490   (1,243)     99
       Accounts payable                               86      337     (68)
       Interest payable                               12       --      --
       Distributions payable                          --       --      (8)
       Tenant security deposit liabilities            (6)     276      --

Net cash provided by operating activities          1,913    2,644   3,027

Cash flows from investing activities:
   Property improvements and replacements         (5,757)    (274)    (27)
   Proceeds from sale of securities
    available for sale                             5,257    5,180   5,461
   Purchase of securities available for sale          --   (2,115) (3,392)
   Principal receipts on Master Loan               2,243   21,661      --
   Advances on Master Loan                          (367)  (4,002)    (40)
Net cash provided by investing activities          1,376   20,450   2,002

Cash flows from financing activities:
   Distributions to partners                     (17,016)  (3,037) (3,723)
   Payments on notes payable                         (47)      --      --
   Proceeds from long-term borrowings                 --    4,545      --
Net cash (used in) provided by financing
   activities                                    (17,063)   1,508  (3,723)

Net (decrease) increase in cash and
   cash equivalents                              (13,774)  24,602   1,306
Cash and cash equivalents, at beginning
   of year                                        26,122    1,520     214
Cash and cash equivalents, at end of year       $ 12,348  $26,122 $ 1,520

Supplemental disclosure of cash flow information:
   Cash paid for interest                       $    302  $    -- $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Property Improvements and Replacements

Accounts payable was adjusted approximately $1,449,000 at December 31, 1996, for non-cash amounts in connection with property improvements and replacements.

          See Accompanying Notes to Consolidated Financial Statements


                    CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership"), a California limited partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1996, the Partnership had advanced a total of approximately $180.5 million to EP and its successor under the Master Loan.

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

ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The general partners of EP became limited partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia"), which was acquired through two transactions in December 1994 and October 1995. At December 31, 1996, Insignia and affiliates own a total of 45,756 Units of the Partnership.

The Partnership owns and operates one apartment property and one multiple-use building in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of a note receivable which is collateralized by apartment and commercial properties located throughout the United States.

Principles of Consolidation: The Partnership's financial statements for the year ended December 31, 1996, include the accounts of Kennedy Boulevard Associates I, L.P., a Pennsylvania limited partnership ("KBA-1, L.P."), which is 98% owned by the Partnership and three other affiliated limited and general partnerships all of which are 99% owned by the Partnership. The Partnership's financial statements for the year ended December 31, 1995, include the accounts of KBA-I, L.P. and four other affiliated limited and general partnerships and three affiliated corporations, all of which were ultimately wholly-owned by the Partnership. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling"). All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Restricted Escrows:

     Replacement Reserve Account: At the time of the December 15, 1995, refinancing, approximately $60,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lofts. At December 31, 1996, the balance remaining was approximately $53,000 and is included in other assets.

     Repair Escrow Account: In addition to the Replacement Reserve Account, approximately $269,000 of the refinancing proceeds were designated for a "repair escrow" to cover necessary repairs and replacements to be completed at The Lofts within one year of closing. At December 31, 1996, the balance was approximately $10,000 and is included in other assets. All excess funds will be transferred into the Replacement Reserve Account.

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

Loan Costs: Loan costs of approximately $124,000, less accumulated amortization of approximately $13,000, are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents:

     Unrestricted - Unrestricted cash includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $265,000 and $40,000 for the years ended December 31, 1996 and 1995, respectively.

Investment Properties: Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Investment in Master Loan: Beginning in 1995, the Partnership adopted "FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with "Statement 114" is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The effect of adoption was not material. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Investments: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.
Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "FASB Statement No. 13, Accounting for Leases." Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in responseto heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1996 and 1995, lease commissions totaled approximately $38,000, with accumulated amortization of approximately $16,000 and $10,000, respectively. Lease commissions are included in other assets.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $80.6 million greater than the assets and liabilities as reported in the financial statements.

Partners' Capital (Deficit): The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 199,052, 199,052 and 199,045 Units outstanding in 1996, 1995 and 1994, respectively.

Fair Value: In 1995, the Partnership implemented "FASB Standard No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amount of the Partnership's net investment in the Master Loan approximated fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 information to conform to the 1996 presentation.

Note B - Securities Available for Sale

Investments, stated at cost, consist of the following at December 31, 1996 (in thousands):


                                   Interest     Face                Maturity
                                     Rate      Amount      Cost       Date
Southmark Corporation
  Redeemable Series A
  Preferred Stock                   N/A         $ 7       $ 7         N/A


Investments stated at cost consist of the following at December 31, 1995 (in thousands):

                                 Interest     Face                  Maturity
                                   Rate      Amount      Cost         Date

  U.S. Treasury Note              7.38%      $2,600      $2,591   May 15, 1996
  U.S. Treasury Note              7.88%       2,647       2,660   July 15, 1996
  Southmark Corporation
       Redeemable Series A
       Preferred Stock             N/A            7           7   N/A
  Accrued interest                                            6
                                                         $5,264


The Partnership's investments are classified as available-for-sale. The General Partner believes that the market value of the investments is approximately the same as the cost.

Note C - Net Investment in Master Loan

At December 31, 1996, the recorded investment in Master Loan is considered to be impaired under "Statement 114." The Partnership measures the impairment of the loan based upon the estimated fair value of the collateral due to the fact repayment of the loan is expected to be provided solely by the collateral. For the year ended December 31, 1995, the Partnership recorded approximately $5,578,000 in expense based upon a decrease in the fair value of the collateral. For the year ended December 31, 1996, the Partnership recorded approximately $792,000 in income based upon an increase in the fair value of the collateral.

In connection with the transfer of The Sterling to Kennedy Boulevard Associates, L.P. ("KBA-I"), a 98% owned subsidiary of the Partnership, the General Partner had a valuation performed on the property to determine its estimated fair value. The asset had previously been recorded on the books of CCEP and for valuation for the Master Loan based upon appraisals performed by a third party. The last appraisal valued the property as of May 12, 1995. Based on its ongoing evaluation of the condition of the property, the General Partner concluded that additional information received during the fourth quarter of 1995 regarding the extent of deferred maintenance and improvements needed to the property indicated that a $5,000,000 write-down was needed to reduce the property to its estimated net realizable value.

CCEP recorded this write-down during the fourth quarter of 1995, before the property was transferred to KBA-I. As this property was collateral for the Master Loan and the value of the Master Loan is recorded based upon the estimated fair value of the underlying collateral, the Partnership recorded an increase in the Provision for Impairment Loss on the Master Loan to affiliate due to this impairment.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $29.5 million, $27.4 million and $24.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, such cumulative unrecognized interest totaling approximately $167.7 million and $138.2 million was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,393,000 which are superior to the Master Loan.

During 1995, the Partnership advanced approximately $4 million to CCEP as an advance on the Master Loan. CCEP used the advances to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan. A portion of the advance was used to pay off third party debt on certain of the properties which collateralize the Master Loan.

During 1996, the Partnership advanced approximately $367,000 to CCEP as an advance on the Master Loan. CCEP used the advances to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%.
The interest rates for each of the years ended December 31, 1996, 1995, and 1994, was 12.5%. These payments are currently payable quarterly in an amount equal to "Excess Cash Flow." Unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

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

On November 30, 1995, New Carlton House Partners, Ltd., a Pennsylvania limited partnership ("NCHP"), owner of a multi-use apartment/commercial building known as The Sterling, the Partnership, Philly Associates Inc., a Texas Corporation ("Philly"), and Kennedy Boulevard Associates, L.P., a Pennsylvania limited partnership ("KBA-I, L.P.") (an affiliate of CCIP) entered into a consensual Transfer Agreement whereby certain mortgage notes held by CCEP and Philly that are secured by The Sterling were assigned to KBA-I, L.P. As NCHP is unable to repay the debt, the parties agreed that in order to avoid the additional costs and expenses of litigation or a judicial foreclosure, that NCHP transfer The Sterling to KBA-I, L.P. by a deed-in-lieu of foreclosure in full satisfaction of its obligations on the mortgages assigned to KBA-I, L.P. As an additional matter, the transfer of The Sterling to KBA-I, L.P. shall be in satisfaction of a portion of the amounts owed by CCEP to the Partnership under the Master Loan Agreement. NCHP transferred The Sterling to KBA-I, L.P. and the Partnership recorded the transfer on November 30, 1995.

The investment in Master Loan consists of the following:

                                                        AS OF DECEMBER 31,
                                                         1996         1995
                                                          (in thousands)
   Master Loan funds advanced, at
      beginning of year                              $95,246        $127,686
   Master Loan funds advanced                            367           4,002
   Principal receipts on Master Loan                  (2,243)        (20,905)
   Principal reduction due to The
      Sterling acquisition, including
      cash received of $756,000 in 1995                   --         (15,537)

   Master Loan funds advanced, at
      end of year                                    $93,370        $ 95,246

The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                    AS OF DECEMBER 31,
                                                1996       1995       1994
                                                      (in thousands)
Allowance for impairment loss on Master
 Loan to affiliates, beginning of year        $41,478     $35,900   $35,900
(Reduction) provision for impairment loss        (792)      5,578        --

Allowance for impairment loss on Master
 Loan to affiliates, end of year              $40,686     $41,478   $35,900



Note D - Mortgage Note Payable

On December 15, 1995, the Partnership financed The Lofts. The principal terms of mortgage note payable are as follows (in thousands):

               Principal     Monthly                        Principal
               Balance At    Payment    Stated               Balance
              December 31,  Including  Interest  Maturity     Due At
Property          1996      Interest     Rate      Date      Maturity

The Lofts       $ 4,498     $ 30        6.95%    12/1/05     $ 3,903


The estimated fair value of the Partnership's aggregate debt approximates its carrying value. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                              YEAR ENDED           NOTES
                             DECEMBER 31,         PAYABLE

                                 1997            $   50
                                 1998                53
                                 1999                57
                                 2000                62
                                 2001                66
                              Thereafter          4,210
                                Total            $4,498



Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1996, 1995 and 1994. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to affiliates of Insignia during the years ended December 31, 1996 and 1995, and fees paid to Coventry and PSI for the year ended December 31, 1994, are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. In 1996 and 1995, the General Partner and its current and former affiliates, which includes Coventry for the year ended December 31, 1994, received reimbursements as reflected in the following table:


                                              For the Year Ended
                                                 December 31,
                                             1996      1995      1994
                                                (in thousands)

  Property management fees                   $409      $120      $ 65
  Reimbursement for services
       of affiliates (1)                      485       305       226


(1) Included in "reimbursement for services of affiliates" for 1996 is approximately $219,000 in reimbursements for construction oversight costs.

As of December 31, 1995, the Partnership had paid approximately $15,000 and had accrued approximately $13,000 of reimbursements to an affiliate of the General Partner related to the refinancing of The Lofts, which is included in Reimbursement for services of affiliates above.

On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.
At December 31, 1996, Insignia was the beneficial owner of 45,756 of the Partnership's limited partnership units.

Note F - Commitments, Contingencies and Subsequent Events

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale, totaling approximately $12.7 million, were greater than the reserve requirement of approximately $7.3 million at December 31, 1996.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

Note G - Real Estate and Accumulated Depreciation
       (dollar amounts in thousands)

                                     Initial Cost
                                    To Partnership

                                                                Buildings         Cost
                                                               and Related    Capitalized
                                                                Personal     Subsequent to
Description                       Encumbrances   Land           Property       Acquisition
The Lofts Apartments             $ 4,498        $ 1,053        $ 4,147          $1,541
  Raleigh, NC
The Sterling Apartment Homes          --          2,567         12,341           6,933
  and Commerce Center
  Philadelphia, PA               $ 4,498        $ 3,620        $16,488          $8,474


          Gross Amount At Which Carried
             at December 31, 1996

                       Buildings
                      And Related
                       Personal          Accumulated    Date of      Date   Depreciable
Description    Land    Property   Total  Depreciation Construction Acquired  Life-Years
The Lofts    $ 1,053  $  5,688   $ 6,741    $2,353       1975      11/19/90     5-20
The Sterling   2,567    19,274    21,841       864       1961      12/01/95     5-25
  Total      $ 3,620   $24,962   $28,582    $3,217

Reconciliation of real estate and accumulated depreciation:

                                               Years Ended December 31,
                                              1996      1995       1994
                                                    (in thousands)
REAL ESTATE:
Balance, real estate at beginning of year  $21,376   $  6,255  $  6,228
 Additions                                   7,206     15,121        27
Balance, real estate at end of year         28,582   $ 21,376  $  6,255
 ACCUMULATED DEPRECIATION:
Balance, depreciation of real estate at
 beginning of year                         $ 1,958   $  1,505  $  1,088
 Depreciation of real estate                 1,259        453       417
Balance, depreciation of real estate at
 at end of year                            $ 3,217   $  1,958  $  1,505


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $29,491,000 and approximately $26,404,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $1,999,000 and approximately $1,012,000 respectively.

Note I - Revenues

Rental income on the commercial property leases is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

             YEAR ENDING
             DECEMBER 31,
             1997                        $   412
             1998                            270
             1999                            248
             2000                            177
             2001                            166
             Thereafter                      572
                                         $ 1,845

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



                                      PART III


Item 10. Directors and Executive Officers of the General Partner of the Partnership

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are as follows:

       NAME OF INDIVIDUAL             POSITION IN CEI            AGE

       William H. Jarrard, Jr.        President                   50

       Ronald Uretta                  Vice President/Treasurer    41

       John K. Lines                  Vice President/Secretary    37

       Kelley M. Buechler             Assistant Secretary         39

       Martha L. Long                 Controller                  37


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He also served as Secretary from January 1992 to 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

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

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, South Carolina.

Market Ventures, L.L.C. ("Ventures") and Liquidity Assistance, L.L.C. ("Liquidity") delinquently reported 118 and 113 transactions, respectively as of December 31, 1996 on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partner Interest of the Partnership. Each of Insignia Financial Group, Inc., Insignia Commercial Group, Inc. and Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of their status as affiliates of Ventures and Liquidity, through which they may be deemed to be beneficial owners of the securities owned by such entities.

Item 11.  Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

Except as provided below, as of March 1997, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership:

        NUMBER OF                         PERCENT
      NAME AND ADDRESS                     UNITS         OF TOTAL

      Insignia affiliates                46,848.90        23.54%
      One Insignia Financial Plaza
      P. O. Box 1089
      Greenville, SC  29602

      The units above are held by Insignia Properties, L.P. who owns 46,517.40 units (23.37% of outstanding units) and other affiliated entities who hold nominal amounts of units.

(b)   Beneficial Owners of Management

      Except as described in "Item 12(a)" above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.


(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

        NUMBER OF                         PERCENT
      NAME AND ADDRESS                   CEI SHARES      OF TOTAL

      GII Realty, Inc.                    100,000          100%

        One Insignia Financial Plaza
        P. O. Box 1089
        Greenville, SC  29602

      GII Realty, Inc. is an affiliate of Insignia.  (See "Item 1")>

Item 13.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P., has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1996, Insignia Residential Group, L.P. received approximately $409,000 in fees for property management.



                                      PART IV


Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:


   1.  Financial Statements

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Operations for the Years Ended December 31,
         1996, 1995 and 1994

       Consolidated Statements of Partners' Capital (Deficit) for the Years
          Ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the Years Ended December 31,
          1996, 1995 and 1994

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

             16 Letter, dated August 12, 1992, from Ernst & Young N/A to the Securities and Exchange Commission regard-
                          ing change in certifying accountant.   (Incorporated
                          by reference to Form 8-K dated August 6, 1992).

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

            28.1          Fee Owner's Limited Partnership Agreement dated    N/A
                          November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

            99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 1996 and 1995.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

     None.


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

                                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES


                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,


March 27, 1997                     By: /s/ William H. Jarrard, Jr.
Date                               William H. Jarrard, Jr.
                                   President


March 27, 1997                     By: /s/ Ronald Uretta
Date                               Ronald Uretta
                                   Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 1997                     By: William H. Jarrard, Jr.
Date                               William H. Jarrard
                                   President


March 27, 1997                     By: /s/Ronald Uretta
Date                               Ronald Uretta
                                   Vice President/Treasurer