Form 10-Q
period 1997-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1997-05-05
CIK 352983

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

                 For the quarterly period ended March 31, 1997

                                       or

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

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                March 31,     December 31,
                                                   1997           1996
                                               (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                              $  8,421        $ 12,373
     Restricted--tenant security deposits           326             318
  Accounts receivable                                23              95
  Escrow for taxes                                  247             551
  Restricted escrows                                 64              62
  Other assets                                      601             209
  Interest receivable on Master Loan                862              --
  Net investment in Master Loan                  91,940          93,370
     Less:  Allowance for impairment loss       (40,686)        (40,686)
                                                 51,254          52,684
  Investment properties:
     Land                                         3,620           3,620
     Building and related personal property      27,125          24,962
                                                 30,745          28,582
     Less accumulated depreciation               (3,612)         (3,217)
                                                 27,133          25,365
                                               $ 88,931        $ 91,657

Liabilities and Partners' Capital (Deficit)
  Accounts payable                             $    179        $  1,789
  Tenant security deposits                          325             317
  Accrued taxes                                      16              --
  Other liabilities                                 450             465
  Mortgage note payable                           4,486           4,498

Partners' Capital (Deficit)
  General partner                                  (391)           (380)
  Limited partners (199,052 units
  outstanding at March 31, 1997, and
  December 31, 1996, respectively)               83,866          84,968
                                                 83,475          84,588
                                               $ 88,931        $ 91,657

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996
Revenues:
  Rental income                                    $ 1,863       $ 1,805
  Interest income on investment in Master
     Loan to affiliate                                 862            --
  Interest income                                      127           377
  Other income                                         152           131
       Total revenues                                3,004         2,313

Expenses:
  Operating                                          1,092         1,097
  Depreciation and amortization                        398           246
  General and administrative                            88           116
  Maintenance                                          319           208
  Property taxes                                       140           193
  Interest                                              81            81
       Total expenses                                2,118         1,941

Net income                                         $   886       $   372

Net income allocated to general partner (1%)       $     9       $     4
Net income allocated  to limited partners (99%)        877           368
                                                   $   886       $   372

Net income per limited partnership unit            $  4.41       $  1.85

          See Accompanying Notes to Consolidated Financial Statements

c)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General    Limited
                                    Units     Partner   Partners    Total

Original capital contributions     200,342    $     1   $200,342  $200,343

Partners' capital (deficit) at
  December 31, 1995                199,052    $  (358)  $101,134  $100,776

Distributions to partners                         (15)   (15,484) (15,499)

Net income for the three months
  ended March 31, 1996                              4        368       372

Partners' capital (deficit) at
  March 31, 1996                   199,052    $  (369)  $ 86,018  $ 85,649

Partners' capital (deficit) at
  December 31, 1996                199,052    $  (380)  $ 84,968  $ 84,588

Distributions to partners                         (20)    (1,979)   (1,999)

Net income for the three months
  ended March 31, 1997                              9        877       886

Partners' capital (deficit) at
  March 31, 1997                   199,052    $  (391)  $ 83,866  $ 83,475

          See Accompanying Notes to Consolidated Financial Statements

d)                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997          1996
Cash flows from operating activities:
  Net income                                              $    886      $    372
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               395           245
    Amortization of loan costs and lease
      commissions                                                5             4
    Change in accounts:
      Restricted cash                                           (8)            4
      Accounts receivable                                       72           153
      Escrows for taxes                                        304           342
      Other assets                                            (398)         (417)
      Interest receivable on master loan                      (862)           --
      Accounts payable                                      (1,610)          120
      Tenant security deposit liabilities                        8            (8)
      Accrued taxes                                             16            16
      Other liabilities                                        (15)          (59)
          Net cash (used in) provided by
            operating activities                            (1,207)          772

Cash flows from investing activities:
  Property improvements and replacements                    (2,163)         (480)
  Advances on Master Loan                                       --          (367)
  Principal receipts on Master Loan                          1,430           175
          Net cash used in investing
            activities                                        (733)         (672)

Cash flows from financing activities:
  Distributions to partners                                 (1,999)      (15,499)
  Mortgage principal payments                                  (12)          (12)
          Net cash used in financing activities             (2,011)      (15,511)

Net decrease in cash and cash equivalents                   (3,951)      (15,411)

Cash and cash equivalents at beginning of period            12,372        26,264
Cash and cash equivalents at end of period                $  8,421      $ 10,853
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $     78      $     67

          See Accompanying Notes to Consolidated Financial Statements

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1996, for the Partnership.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1997 and 1996. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current affiliates received reimbursements as reflected in the following table:

                                                      For the Three Months
                                                            March 31,
                                                        1997      1996
                                                         (in thousands)

  Property management fees                              $102      $ 97
  Reimbursement for services of affiliates (1)           109        58


(1) Included in "reimbursements for services of affiliates" for 1997 is approximately $41,000 in reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - NET INVESTMENT IN MASTER LOAN

At March 31, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1997, the Partnership recorded approximately $862,000 in income based upon an increase in the fair value of the collateral.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $8.3 million and $7.4 million for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $176 million and $167.7 million was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,330,000 which are superior to the Master Loan.

During the three months ended March 31, 1997, the Partnership made no advances to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan.

During the three months ended March 31, 1997, the Partnership received approximately $1,430,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $367,000. Approximately $63,000 received was due to an excess cash flow payment received from CCEP as stipulated by the master loan agreement. Approximately $1,000,000 was received from CCEP as additional principal payments. Subsequent to March 31, 1997, CCEP paid $1,000,000 to CCIP of which approximately $411,000 was an excess cash flow payment which is required under the terms of the Master Loan Agreement.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $8.7 million, were greater than the reserve requirement of approximately $7.3 million at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the three months ended March 31, 1997 and 1996:

                                                    Average
                                                   Occupancy
                                               1997        1996
Property
The Loft Apartments                            94%          92%
   Raleigh, North Carolina

The Sterling Apartment Homes                   84%          87%
The Sterling Commerce Center                   68%          64%
   Philadelphia, Pennsylvania

The General Partner attributes the decrease in occupancy at The Sterling Apartment Homes to major capital improvements occurring at the complex, along with rental increases established in order to upgrade the tenant base. Management expects to see an upward trend in occupancy throughout 1997 as a result of the renovations and change in demographics. The increase in occupancy at The Sterling Commerce Center is attributable to the major ongoing capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The improvements at The Sterling Commerce Center are substantially complete as of March 31, 1997.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997, was approximately $886,000 compared to net income of approximately $372,000 for the corresponding period ended March 31, 1996. The increase in net income is primarily due to an increase in interest income recorded on the investment in Master Loan to affiliate. This increase is the result of an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. Also contributing to the increase in net income was a decrease in tax expense and general and administrative expense and an increase in other income. The decrease in tax expense is the result of an assessment reduction at The Sterling in 1996. General and administrative expense has decreased due to the fact that the copying and mailing costs related to the 1996 10-K's have not been incurred at March 31, 1997. These costs were incurred in late March 1996. Other income increased for the three months ended March 31, 1997, due to increased utility collections resulting from higher commercial occupancy.

Offsetting the increase in net income was an increase in depreciation and maintenance expenses and a decrease in interest income. Both depreciation and maintenance expenses increased during the three months ended March 31, 1997, as a direct result of the ongoing capital improvements and renovations at the Sterling. Interest income decreased as a result of a decrease in investment balances during the first quarter of 1997. Included in maintenance expense for the three months ended March 31, 1997, is approximately $141,000 of major repairs and maintenance comprised primarily of window coverings and interior and exterior building improvements.

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


Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately $8,421,000 versus approximately $10,853,000 at March 31, 1996. Net cash used in operating activities increased primarily due to a decrease in accounts payable resulting from the payment of invoices relating to the renovations at The Sterling. The increase in net cash used in operating activities is also the result of an increase in interest receivable on the Master Loan. Offsetting the increase in net cash used in operating activities was an increase in net income as explained above. Net cash used in investing activities increased as a result of an increase in property improvements and replacements related to the renovations at The Sterling. Offsetting this increase in net cash used in investing activities was the receipt of principal payments on the Master Loan from CCEP. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The Partnership has budgeted approximately $7.9 million for deferred maintenance and capital improvements to be made to The Sterling during 1997. These programs will be paid by existing cash and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovations, elevator rehabilitation, residential and commercial common area renovations. As of March 31, 1997, approximately $8.6 million had been spent on these programs during 1996 and 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,486,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,979,000 were made to the limited partners during the three months ended March 31, 1997. A corresponding distribution of approximately $20,000 was made to the
General Partner.   Distributions of approximately $15,484,000 were made to the limited partners during the three months ended March 31, 1996. A corresponding distribution of approximately $15,000 was made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for the contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $8.7 million, were greater than the reserve requirement of approximately $7.3 million at March 31, 1997.


CCEP Property Operations

For the three months ended March 31, 1997, CCEP's net loss totaled approximately $7.9 million on total revenues of approximately $5.1 million. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1997, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $8.3 million, all of which represents interest accrued in excess of required payments. During the three months ended March 31, 1997, CCEP made an excess cash flow principal payment of approximately $63,000 to the Partnership. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 1997, the Partnership received approximately $1,430,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $367,000. Approximately $63,000 received was due to an excess cash flow payment from CCEP as described above. The Partnership also received an additional $1,000,000 from CCEP as principal payment on the Master Loan. Subsequent to March 31, 1997, CCEP paid $1,000,000 to the Partnership of which approximately $411,000 was an excess cash flow payment which is required under the terms of the Master Loan Agreement.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number               Description

              27 Financial Data Schedule is filed as an exhibit to this report.

              99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.


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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES

                             By: CONCAP EQUITIES, INC.
                                 General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer


                             Date:  May 5, 1997