Form 10-Q
period 1997-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1997-08-04
CIK 352983

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

                  For the quarterly period ended June 30, 1997

                                       or

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

One Insignia Financial Plaza, P. O. Box 1089
        Greenville, South Carolina                                29602
  (Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number (864) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                   June 30,      December 31,
                                                     1997            1996
                                                  (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                   $  8,183        $ 12,348
     Restricted--tenant security deposits                322             318
  Accounts receivable                                     54             120
  Escrow for taxes                                       169             551
  Restricted escrows                                      64              62
  Other assets                                           612             209
  Interest receivable on Master Loan                     558              --
  Net investment in Master Loan                       91,780          93,370
     Less:  Allowance for impairment loss            (40,686)        (40,686)
                                                      51,094          52,684
  Investment properties:
     Land                                              3,620           3,620
     Building and related personal property           29,516          24,962
                                                      33,136          28,582
     Less accumulated depreciation                    (4,071)         (3,217)
                                                      29,065          25,365
                                                    $ 90,121        $ 91,657

Liabilities and Partners' Capital (Deficit)
  Accounts payable                                  $    713        $  1,789
  Tenant security deposits                               321             317
  Accrued taxes                                           33              --
  Other liabilities                                      423             465
  Mortgage note payable                                4,474           4,498

Partners' Capital (Deficit)
  General partner                                       (384)           (380)
  Limited partners (199,052 units
  outstanding at June 30, 1997, and
  December 31, 1996, respectively)                    84,541          84,968
                                                      84,157          84,588
                                                    $ 90,121        $ 91,657

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

          See Accompanying Notes to Consolidated Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     1997        1996        1997      1996
Revenues:
  Rental income                    $ 1,895    $ 1,791      $ 3,758    $ 3,596
  Interest income on investment
     in Master Loan to affiliate       558         --        1,420         --
  Interest income                      104        239          231        616
  Other income                         139        164          291        295
       Total revenues                2,696      2,194        5,700      4,507

Expenses:
  Operating                            905        930        1,997      2,027
  Depreciation and amortization        461        280          859        526
  General and administrative           126        260          214        376
  Maintenance                          300        332          619        540
  Property taxes                       140        164          280        357
  Interest                              82         82          163        163
       Total expenses                2,014      2,048        4,132      3,989

Net income                         $   682    $   146      $ 1,568    $   518

Net income allocated
    to general partner (1%)        $     7    $     1      $    16          5
Net income allocated
    to limited partners (99%)          675        145        1,552        513

                                   $   682    $   146      $ 1,568    $   518

Net income per limited
    partnership unit               $  3.39    $   .73      $  7.80    $  2.58

          See Accompanying Notes to Consolidated Financial Statements

c)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General     Limited
                                    Units     Partner    Partners     Total

Original capital contributions    200,342     $     1   $200,342    $200,343

Partners' capital (deficit) at
  December 31, 1995               199,052     $  (358)  $101,134    $100,776

Distributions to partners              --         (15)   (15,484)   (15,499)

Net income for the six months
  ended June 30, 1996                  --           5        513         518

Partners' capital (deficit) at
  June 30, 1996                   199,052     $  (368)  $ 86,163    $ 85,795

Partners' capital (deficit) at
  December 31, 1996               199,052     $  (380)  $ 84,968    $ 84,588

Distributions to partners              --         (20)    (1,979)     (1,999)

Net income for the six months
  ended June 30, 1997                  --          16      1,552       1,568

Partners' capital (deficit) at
  June 30, 1997                   199,052     $  (384)  $ 84,541    $ 84,157

          See Accompanying Notes to Consolidated Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                       Six Months Ended
                                                           June 30,
                                                        1997       1996
Cash flows from operating activities:
  Net income                                          $  1,568  $    518
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           854       523
    Amortization of loan costs and lease
      commissions                                           12         9
    Change in accounts:
      Restricted cash                                       (4)       26
      Accounts receivable                                   66        13
      Escrows for taxes                                    382       178
      Other assets                                        (415)     (241)
      Interest receivable on master loan                  (558)       --
      Accounts payable                                  (1,076)      (28)
      Tenant security deposit liabilities                    4       (29)
      Accrued taxes                                         33        33
      Other liabilities                                    (42)      (60)
          Net cash provided by
            operating activities                           824       942

Cash flows from investing activities:
  Deposits to restricted escrows                            (2)       (5)
  Withdrawals for restricted savings                        --        67
  Property improvements and replacements                (4,554)   (1,820)
  Proceeds from sale of securities available
      for sale                                              --     2,566
  Advances on Master Loan                                   --      (367)
  Principal receipts on Master Loan                      1,590       175
          Net cash (used in) provided by
            investing activities                        (2,966)      616

Cash flows from financing activities:
  Distributions to partners                             (1,999)  (15,499)
  Mortgage principal payments                              (24)      (23)
          Net cash used in financing activities         (2,023)  (15,522)

Net decrease in cash and cash equivalents               (4,165)  (13,964)

Cash and cash equivalents at beginning of period        12,348    26,264
Cash and cash equivalents at end of period            $  8,183  $ 12,300
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    156  $    145

          See Accompanying Notes to Consolidated Financial Statements

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1997 and 1996. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current affiliates received reimbursements as reflected in the following table:

                                                      For the Six Months Ended
                                                              June 30,
                                                         1997          1996
                                                           (in thousands)

  Property management fees                               $205          $194
  Reimbursement for services of affiliates
      (included in general and administrative
      and investment properties) (1)                      235           254

(1) Included in "Reimbursement for services of affiliates" for the six months ended June 30, 1997 and 1996 is approximately $128,000 and $113,000, respectively, in reimbursements for construction oversight costs.

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


NOTE C - NET INVESTMENT IN MASTER LOAN

At June 30, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1997, the Partnership recorded approximately $1,420,000 in income based upon an increase in the fair value of the collateral.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $15,000,000 and $14,800,000 for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $182,700,000 and $167,700,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,265,000 which are superior to the Master Loan.

During the six months ended June 30, 1997, the Partnership made no advances to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan.

During the six months ended June 30, 1997, the Partnership received approximately $1,590,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $388,000. Approximately $202,000 received was due to an excess cash flow payment received from CCEP as stipulated by the master loan agreement. Approximately $1,000,000 was received from CCEP as additional principal payments.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $8,500,000, were greater than the reserve requirement of approximately $7,300,000 at June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the six months ended June 30, 1997 and 1996:

                                                   Average
                                                  Occupancy
Property                                      1997        1996
The Loft Apartments                           95%         94%
   Raleigh, North Carolina
The Sterling Apartment Homes                  84%         86%
The Sterling Commerce Center                  69%         65%
   Philadelphia, Pennsylvania

The General Partner attributes the decrease in occupancy at The Sterling Apartment Homes to major capital improvements occurring at the complex, along with rental increases established in order to upgrade the tenant base. Management expects to see an upward trend in occupancy throughout the remainder of 1997 as a result of the renovations and change in demographics. The increase in occupancy at The Sterling Commerce Center is attributable to the major ongoing capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The improvements at The Sterling Commerce Center are substantially complete at June 30, 1997.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 1997, was approximately $682,000 and $1,568,000, respectively, compared to net income of approximately $146,000 and $518,000 for the corresponding periods ended June 30, 1996. The increase in net income is primarily due to an increase in interest income recorded on the investment in Master Loan to affiliate. This increase is the result of an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. Also contributing to the increase in net income was a decrease in tax expense and general and administrative expense. The decrease in tax expense is the result of an assessment reduction at The Sterling in 1996. General and administrative expense has decreased due to decreases in copying and mailing costs related to the mailing of 1996 10-K's to the partners. This decrease is also attributable to professional fees incurred in 1996 as a result of the acquisition of The Sterling.

Offsetting the increase in net income was an increase in depreciation and maintenance expenses and a decrease in interest income. Both depreciation and maintenance expenses increased during the three and six months ended June 30, 1997, as a direct result of the ongoing capital improvements and renovations at The Sterling. Interest income decreased as a result of a decrease in investment balances during the six months ended June 30, 1997. Included in maintenance expense for the six months ended June 30, 1997, is approximately $289,000 of major repairs and maintenance comprised primarily of major landscaping, window coverings and interior and exterior building improvements. Included in maintenance expense for the six months ended June 30, 1996, was approximately $211,000 of major repairs and maintenance comprised primarily of gutter repairs, major landscaping and exterior painting.

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

Liquidity and Capital Resources

At June 30, 1997, the Partnership had unrestricted cash of approximately $8,183,000 versus approximately $12,300,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable resulting from the payment of invoices relating to the renovations at The Sterling and increases in other assets and interest receivable on the Master Loan. Offsetting the decrease in net cash provided by operating activities was an increase in net income as explained above. Net cash used in investing activities increased as a result of an increase in property improvements and replacements related to the renovations at The Sterling. Partially offsetting this increase in net cash used in investing activities was the receipt of principal payments on the Master Loan from CCEP. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The Partnership has budgeted for major deferred maintenance and capital improvements to be made to The Sterling during 1997. These programs will be paid by existing cash and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovations, elevator rehabilitation, and residential and commercial common area renovations. As of June 30, 1997, approximately $10,300,000 had been spent on these programs during 1996 and 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,474,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,979,000 were made to the limited partners during the six months ended June 30, 1997. A corresponding distribution of approximately $20,000 was
made to the General Partner.   Distributions of approximately $15,484,000 were
made to the limited partners during the six months ended June 30, 1996. A corresponding distribution of approximately $15,000 was made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $8,500,000, were greater than the reserve requirement of approximately $7,300,000 at June 30, 1997.

CCEP Property Operations

For the six months ended June 30, 1997, CCEP's net loss totaled approximately $16,209,000 on total revenues of approximately $10,287,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1997, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $16,468,000, $862,000 of which was paid, the remainder of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1997, the Partnership received approximately $1,590,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $388,000. Approximately $202,000 received was due to an excess cash flow payment from CCEP as described above. The Partnership also received an additional $1,000,000 from CCEP as principal payment on the Master Loan.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

             27 Financial Data Schedule is filed as an exhibit to this report.

             99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1997.

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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES

                             By: CONCAP EQUITIES, INC.
                                 General Partner


                             By:/s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President


                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer



                             Date:  August 4, 1997