Form 10-Q
period 1997-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1997-11-12
CIK 352983

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

               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                        (Registrant's telephone number)

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

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                   September 30,    December 31,
                                                       1997            1996
                                                    (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                   $  8,221        $ 12,348
     Restricted--tenant security deposits                346             318
  Accounts receivable                                    242             120
  Escrows for taxes                                      266             551
  Restricted escrows                                      65              62
  Other assets                                           526             209
  Interest receivable on Master Loan                     644              --
  Net investment in Master Loan                       91,339          93,370
     Less:  Allowance for impairment loss            (40,686)        (40,686)
                                                      50,653          52,684
  Investment properties:
     Land                                              3,620           3,620
     Building and related personal property           30,817          24,962
                                                      34,437          28,582
     Less accumulated depreciation                    (4,546)         (3,217)
                                                      29,891          25,365
                                                    $ 90,854        $ 91,657

Liabilities and Partners' Capital (Deficit)
  Accounts payable                                  $    288        $  1,789
  Tenant security deposit liabilities                    347             317
  Accrued taxes                                           47              --
  Other liabilities                                      578             465
  Mortgage note payable                                4,461           4,498

Partners' Capital (Deficit)
  General partner                                       (375)           (380)
  Limited partners (199,052 units
  outstanding at September 30, 1997, and
  December 31, 1996, respectively)                    85,508          84,968
                                                      85,133          84,588
                                                    $ 90,854        $ 91,657

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

          See Accompanying Notes to Consolidated Financial Statements


b)                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1997          1996          1997        1996
Revenues:
  Rental income                        $ 2,066        $ 1,785      $ 5,824       $ 5,381
  Interest income on investment
     in Master Loan to affiliate           644             --        2,064            --
  Reduction in provision for
     impairment loss on investment
     in Master Loan to affiliate            --            792           --           792
  Other income                             256            282          778         1,193
       Total revenues                    2,966          2,859        8,666         7,366

Expenses:
  Operating                                975          1,033        2,972         3,060
  Depreciation and amortization            480            320        1,339           846
  General and administrative                92            103          306           479
  Maintenance                              224            352          843           892
  Property taxes                           138             74          418           431
  Interest                                  81             81          244           244
       Total expenses                    1,990          1,963        6,122         5,952

Net income                             $   976        $   896      $ 2,544       $ 1,414

Net income allocated
    to general partner (1%)            $    10        $     9      $    25            14
Net income allocated
    to limited partners (99%)              966            887        2,519         1,400

                                       $   976        $   896      $ 2,544       $ 1,414

Net income per limited
    partnership unit                   $  4.85        $  4.45      $ 12.65       $  7.03

          See Accompanying Notes to Consolidated Financial Statements

c)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General   Limited
                                  Units      Partner   Partners    Total

Original capital contributions    200,342   $     1   $200,342    $200,343

Partners' capital (deficit) at
  December 31, 1995               199,052   $  (358)  $101,134    $100,776

Distributions to partners              --       (30)   (16,986)    (17,016)

Net income for the nine months
  ended September 30, 1996             --        14      1,400       1,414

Partners' capital (deficit) at
  September 30, 1996              199,052   $  (374)  $ 85,548    $ 85,174

Partners' capital (deficit) at
  December 31, 1996               199,052   $  (380)  $ 84,968    $ 84,588

Distributions to partners              --       (20)    (1,979)     (1,999)

Net income for the nine months
  ended September 30, 1997             --        25      2,519       2,544

Partners' capital (deficit) at
  September 30, 1997              199,052   $  (375)  $ 85,508    $ 85,133

          See Accompanying Notes to Consolidated Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        1997         1996
Cash flows from operating activities:
  Net income                                          $  2,544   $  1,414
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         1,329        841
    Amortization of loan costs and lease
      commissions                                           19         14
    Reduction for provision for impairment losses           --       (792)
    Change in accounts:
      Restricted cash                                      (28)        13
      Accounts receivable                                 (122)        91
      Escrows for taxes                                    285         11
      Other assets                                        (336)       (19)
      Interest receivable on Master Loan                  (644)        --
      Accounts payable                                  (1,234)       326
      Tenant security deposit liabilities                   30        (18)
      Accrued taxes                                         47         47
      Other liabilities                                    113        (64)
          Net cash provided by
            operating activities                         2,003      1,864

Cash flows from investing activities:
  Deposits to restricted escrows                            (3)        (8)
  Withdrawals for restricted savings                        --         67
  Property improvements and replacements                (6,122)    (3,267)
  Proceeds from sale of securities available
      for sale                                              --      5,257
  Advances on Master Loan                                   --       (367)
  Principal receipts on Master Loan                      2,031      1,588
          Net cash (used in) provided by
            investing activities                        (4,094)     3,270

Cash flows from financing activities:
  Distributions to partners                             (1,999)   (17,016)
  Mortgage principal payments                              (37)       (35)
          Net cash used in financing activities         (2,036)   (17,051)

Net decrease in cash and cash equivalents               (4,127)   (11,917)

Cash and cash equivalents at beginning of period        12,348     26,122
Cash and cash equivalents at end of period            $  8,221   $ 14,205
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    234   $    224

          See Accompanying Notes to Consolidated Financial Statements

e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1997 and 1996. Such fees are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current affiliates received reimbursements as reflected in the following table:

                                                     For the Nine Months Ended
                                                            September 30,
                                                          1997         1996
                                                           (in thousands)

  Property management fees                               $312         $287
  Reimbursement for services of affiliates
      (included in general and administrative,
      other assets and investment properties) (1)         476          333

(1) Included in "Reimbursement for services of affiliates" for the nine months ended September 30, 1997 and 1996 is approximately $152,000 and $140,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $164,000 of lease commissions are included for the nine months ended September 30, 1997.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with theGeneral Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

NOTE C - NET INVESTMENT IN MASTER LOAN

At September 30, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1997, the Partnership recorded approximately $2,064,000 of interest income based upon cash received as a result of an increase in the fair value of the collateral attributable to current year operations versus actual collateral value.

Interest, calculated on the accrual basis, is due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan. Interest income is recognized on the cash basis as allowed under "FASB 114". Interest income calculated on an accrual basis totaled approximately $23,200,000 and $22,200,000 for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $190,900,000 and $167,700,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,199,000 which are superior to the Master Loan.

During the nine months ended September 30, 1997, the Partnership made no advances to Consolidated Capital Equity Partners, L.P. ("CCEP") as an advance on the Master Loan.

During the nine months ended September 30, 1997, the Partnership received approximately $2,031,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $388,000. Approximately $643,000 received was due to excess cash flow payments received from CCEP as stipulated by the master loan agreement. Approximately $1,000,000 was received from CCEP as additional principal payments.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $8,600,000, were greater than the reserve requirement of approximately $7,300,000 at September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the nine months ended September 30, 1997 and 1996:

                                                   Average
                                                  Occupancy
Property                                      1997          1996

The Loft Apartments                            95%           95%
   Raleigh, North Carolina

The Sterling Apartment Homes                   85%           84%

The Sterling Commerce Center                   69%           68%
   Philadelphia, Pennsylvania

The General Partner attributes the low occupancy level at The Sterling Apartment Homes to major capital improvements occurring at the complex, along with rental increases established in order to upgrade the tenant base. The improvements at The Sterling Commerce Center are substantially complete at September 30, 1997.

The Partnership's net income for the three and nine months ended September 30, 1997, was approximately $976,000 and $2,544,000, respectively, compared to net income of approximately $896,000 and $1,414,000 for the corresponding periods ended September 30, 1996. The increase in net income is primarily due to an increase in interest income recorded on the investment in Master Loan to affiliate. This increase is the result of an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. In addition, rental income increased at The Sterling due to an increase in rental rates. Also contributing to the increase in net income was a decrease in tax expense, operating expense and general and administrative expense. The decrease in tax expense for the nine months ended September 30, 1997, is the result of an assessment reduction at The Sterling in 1996. Operating expense has decreased due to a reduction in the Sterling's insurance requirements during 1997 as a result of the completion of its renovations. General and administrative expense has decreased due to decreases in copying and mailing costs related to the mailing of 1996 10-K's to the partners. This decrease is also attributable to professional fees incurred in 1996 as a result of the acquisition of The Sterling.

Partially offsetting the increase in net income was an increase in depreciation and a decrease in other interest income. Depreciation increased during the three and nine months ended September 30, 1997, as a direct result of the ongoing capital improvements and renovations at The Sterling. Interest income decreased as a result of a decrease in investment balances during the nine months ended September 30, 1997.

During the nine months ended September 30, 1997, the Partnership included approximately $330,000 in major repairs and maintenance including interior building improvements, exterior building improvements and window coverings. During the nine months ended September 30, 1996, the Partnership had approximately $274,000 of major repairs and maintenance including exterior painting, gutter repairs, major landscaping and interior building improvements.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $8,221,000 versus approximately $14,205,000 at September 30, 1996. Net cash provided by operating activities increased slightly due to the increase in net income from operations as discussed above. This increase was partially offset by a decrease in accounts payable resulting from the payment of invoices relating to the renovations at The Sterling and increases in other assets and interest receivable on the Master Loan. Net cash used in investing activities increased as a result of an increase in property improvements and replacements related to the renovations at The Sterling. In addition, the Partnership received proceeds from the sale of securities in 1996. Partially offsetting this increase in net cash used in investing activities was an increase in the receipt of principal payments on the Master Loan from CCEP. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The Partnership has budgeted for major deferred maintenance and capital improvements to be made to The Sterling during 1997. These programs will be paid by existing cash and from cash generated by property operations and debt service on the Master Loan. The major capital improvements are for exterior renovations, elevator rehabilitation, and residential and commercial common area renovations. As of September 30, 1997, approximately $11,505,000 had been spent on these programs during 1996 and 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,461,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,979,000 were made to the limited partners during the nine months ended September 30, 1997. A corresponding distribution of approximately
$20,000 was made to the General Partner.   Distributions of approximately
$16,986,000 were made to the limited partners during the nine months ended September 30, 1996. A corresponding distribution of approximately $30,000 was made to the General Partner. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $8,600,000, were greater than the reserve requirement of approximately $7,300,000 at September 30, 1997.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

CCEP Property Operations

For the nine months ended September 30, 1997, CCEP's net loss totaled approximately $24,544,000 on total revenues of approximately $15,467,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1997, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $24,658,000, $1,420,000 of which was paid, the remainder of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1997, the Partnership received approximately $2,031,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $388,000. Approximately $643,000 received was due to excess cash flow payments from CCEP as described above. The Partnership also received an additional $1,000,000 from CCEP as principal payment on the Master Loan.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

           S-K Reference
              Number                    Description

             27 Financial Data Schedule is filed as an exhibit to this report.

             99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the nine months ended September 30, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1997.


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


                             Date: November 12, 1997