Form 10-K
period 1997-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1998-03-24
CIK 352983

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

                 For the fiscal year ended December 31, 1997
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate Market Value of the Limited Partnership Units ("Units") held by non-affiliates of the Registrant. 121,946 of the Partnership's 199,052 Units are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are not subject to certain restrictions.

                                    PART I



ITEM 1.   BUSINESS

GENERAL

Consolidated Capital Institutional Properties (the "Partnership" or the "Registrant") was organized on April 28, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of Units. The Units represent equity interests in the Partnership and entitled the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200,000,000 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-10831) on January 3, 1982. In accordance with its partnership agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,290 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, in its absolute discretion, but is under no obligation to do so.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the corporate general partner. In 1988, through a series of transactions Southmark Corporation ("Southmark") acquired control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the General Partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia"), which was acquired through two transactions in December 1994, and October 1995.

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

Through December 31, 1997, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1997, the balance of the Master Loan, net of the allowance for possible losses, was approximately $50,600,000. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has twelve (12) apartment buildings, and two (2) office complexes. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling") (formerly known as The Carlton House Apartment and Office Building) through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling had been collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property."

The Registrant has no employees. Management and administrative services are performed by CEI, the General Partner, and by an affiliate of Insignia, an affiliate of the General Partner.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

STATUS OF THE MASTER LOAN

Prior to 1989, the Partnership had loaned funds totaling $170,400,000 to EP subject to a nonrecourse note with a participation interest (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1981, between the Partnership and EP. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced, as well as by the assignment and pledge of promissory notes from the partners of EP.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The following table sets forth the Registrant's investment in real estate as of December 31, 1997:

                           Date of
Property                   Purchase     Type of Ownership        Use

The Loft Apartments        11/19/90     Fee ownership,         Apartment
 Raleigh, NC                            subject to a first     188 units
                                        mortgage.

The Sterling Apartment     12/01/95     Fee ownership.         Apartment
 Homes and Commerce                                            537 units
 Center                                                        Commercial
 Philadelphia, PA                                              111,741 sq.ft.

SCHEDULE OF PROPERTIES:
 (dollar amounts in thousands)

                          Gross
                        Carrying   Accumulated                     Federal
Property                  Value   Depreciation   Rate     Method  Tax Basis

The Loft Apartments     $ 6,832      $2,637      5-20      S/L     $ 5,509
The Sterling Apartment
 Homes and Commerce
  Center                 28,503       2,377      5-25      S/L      27,205

                        $35,335      $5,014


See "Note A" of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
  (dollar amounts in thousands)


                       Principal                                    Principal
                       Balance At    Stated                          Balance
                      December 31,  Interest   Period   Maturity     Due At
Property                  1997        Rate   Amortized    Date      Maturity

The Loft Apartments
 1st mortgage           $4,448       6.95%      (1)     12/2005      $3,903

(1) Payments of approximately $30,000 consisting of principal and interest are being amortized over 360 months with a balloon payment due December 1, 2005.


AVERAGE ANNUAL RENTAL RATE AND OCCUPANCY:



                                 Average Annual                 Average
                                  Rental Rates                 Occupancy
Property                     1997           1996          1997          1996


The Loft Apartments      $ 8,425/unit   $ 8,093/unit       95%           95%
The Sterling Apartment    11,740/unit    10,886/unit       87%           84%
 Homes (residential)
The Sterling Commerce     $13.87/s.f.     $7.34/s.f.       70%           68%
 Center (commercial)

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. There are no commercial tenants who lease greater than 10% of the available space.

The following is a schedule of the lease expirations of the commercial space in The Sterling for the years beginning 1998 through the maturities of current leases:


              Number of                                   % of Gross
             Expirations     Square Feet    Annual Rent   Annual Rent

 1998            5             13,139        $164,719       15.28%
 1999            2              6,012          69,753        6.47%
 2000            2              5,227          71,242        6.61%
 2001            4              9,638         159,438       14.79%
 2002            1              5,302          42,408        3.94%
 2003            1              4,738          57,633        5.34%
 2004            1              2,835          41,122        3.82%
 2005            2              3,160          60,444        5.61%
 2006            1              3,838          65,000        6.03%
 2007            2              6,057         202,494       18.79%


Real estate taxes and rates in 1997 for each property were:


                                 1997               1997
                                Billing             Rate
                             (in thousands)

The Loft                         $ 63               1.23%
The Sterling                      502               8.72%


ITEM 3.   LEGAL PROCEEDINGS

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claims.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 19,492 holders of record owning an aggregate of 199,052 Units. Distributions of approximately $1,979,000 and approximately $16,986,000 were made to the limited partners in 1997 and 1996, respectively. Additionally, distributions of approximately $20,000 and approximately $30,000 were made to the General Partner in 1997 and 1996, respectively.

Subsequent to December 31, 1997, distributions of approximately $1,778,000 and approximately $18,000 were made to the limited partners and General partner, respectively. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Such cash reserves are subject to the requirements of the Agreement which requires that the Partnership have reserves equal to 5% of Net Invested Capital.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During December 1997 an affiliate of Insignia tendered 27,330 units related to the tender offer mentioned above. In February 1998 an affiliate of Insignia tendered an additional 1570.5 units as a result of this tender offer.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."


                                       FOR THE YEARS ENDED DECEMBER 31,
                                 1997      1996       1995      1994     1993
STATEMENTS OF OPERATIONS
                                       (in thousands, except unit data)

Revenues                       $ 11,669 $  9,475  $  5,286   $  4,490  $  6,180
Costs and expenses               (8,102)  (8,647)   (3,099)    (1,496)   (1,849)
Provision for impairment loss        --       --    (5,578)        --   (11,100)
Income (loss) from operations     3,567      828    (3,391)     2,994    (6,769)
Gain on sale of securities
  available for sale                 --       --        --         --        20
Net income (loss)              $  3,567 $    828  $ (3,391)  $  2,994  $ (6,749)

Net income (loss) per
  Limited Partnership Unit:
Income (loss) from operations  $  17.74 $   4.12  $ (16.87)  $  14.90  $ (33.67)
Gain on sale of securities
  available for sale                 --       --        --         --       .10
Net income (loss)              $  17.74 $   4.12  $ (16.87)  $  14.90  $ (33.57)

Distributions per
  Limited Partnership Unit     $   9.94 $  85.33  $  15.10   $  18.52  $  28.50
Limited Partnership
  Units outstanding             199,052  199,052   199,052    199,052   199,052

                                              AS OF DECEMBER 31,
BALANCE SHEETS                   1997      1996       1995      1994     1993
                                                (in thousands)

Total assets                   $ 91,628 $ 91,657  $106,351   $107,630  $108,442

Mortgage note payable          $  4,448 $  4,498  $  4,545   $     --  $     --


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

Results of Operations

The Partnership's net income for the year ended December 31, 1997 was approximately $3,567,000 compared to a net income of $828,000 for the corresponding period in 1996. The increase in net income is primarily due to interest income recorded on the investment in Master Loan to affiliate. This increase is a result of an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. In addition, rental income increased at the Sterling residential property due to an increase in both average rental rates and average occupancy for 1997.

Also contributing to the increase in net income for 1997 over 1996 was a decrease in operating and general and administrative expenses. Operating expenses decreased due to a reduction in repairs and maintenance expense for the Loft during 1997. Repairs and maintenance expense for the Loft was higher in 1996 than in 1997 due to property damages caused by Hurricane Fran. Operating expenses also decreased due to a reduction in the Sterling's insurance requirements during 1997 as a result of the completion of major renovations in 1996. The decrease in general and administrative expense is attributable to legal and professional fees incurred in 1996 as a result of the acquisition of the Sterling.

Partially offsetting the increase in net income was an increase in depreciation and a decrease in other income. Depreciation increased for the year ended December 31, 1997 as a direct result of major capital improvements and renovations to The Sterling. Other income decreased as a result of a decrease in investment balances during 1997.

During the year ended December 31, 1997, the Partnership incurred approximately $616,000 in major repairs and maintenance comprised primarily of interior and exterior building improvements, major landscaping and window coverings. Included in operating expense for the year ended December 31, 1996, is approximately $534,000 of major repairs and maintenance comprised primarily of major landscaping, exterior painting, and exterior building improvements.

The Partnership's net income for the year ended December 31, 1996, was approximately $828,000 compared to a net loss of approximately $3,391,000 for the year ended December 31, 1995. The increase in net income is primarily due to a provision for impairment loss on the Master Loan recognized in 1995. The Partnership recorded a $5,578,000 provision for impairment loss on the Master Loan for the year ended December 31, 1995. The primary cause for this impairment loss in 1995 was a reduction in the estimated fair value of the underlying collateral properties in that year. Approximately $5,000,000 of the provision for impairment loss related to The Sterling before it was transferred to the Partnership. Also contributing to the increase in net income was the recognition of a $792,000 increase in the reduction of the provision for impairment losses of the Master Loan due to an increase in fair market value of the underlying assets that collateralize the Master Loan in 1996. In addition, general and administrative expenses decreased for the year ended December 31, 1996, compared to the corresponding period of 1995. This decrease was the result of increased printing costs incurred in 1995, related to the printing of additional 10-K's for investors. Also, there were additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function including K-1 preparation and distribution. Additionally, the Partnership incurred approximately $772,000 in transfer fees related to the transfer of The Sterling from CCEP to the Partnership during the year ended December 31, 1995. Offsetting these decreases in general and administrative costs were increases in professional fees incurred for a valuation of The Sterling and a successful tax appeal at The Sterling. Other income increased during the year ended December 31, 1996, due to increased interest income resulting from higher cash balances due to the proceeds received from the December 1995 financing of The Loft, and also from the principal payments received on the Master Loan in December 1995.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $8,691,000 as compared to approximately $12,348,000 at December 31, 1996. The net decrease in cash and cash equivalents for the years ended December 31,1997 and 1996 is $3,657,000 and $13,774,000, respectively. Net cash provided by operating activities increased primarily because of the increase in net income from operations as discussed above. This increase was partially offset by a decrease in accounts payable resulting from the payment of invoices relating to the renovations at The Sterling. Net cash provided by investing activities decreased for the year ended December 31, 1997 due to increased expenditures for property improvements and replacements and a decrease in proceeds from the sale of securities due to the liquidation of available for sale securities during the year ended December 31, 1996. Net cash used in financing activities decreased as a result of a reduction in partners' distributions made during the year ended December 31, 1997.

At December 31, 1996, the Partnership had cash and cash equivalents of approximately $12,348,000 versus approximately $26,122,000 at December 31, 1995. The net decrease in cash and cash equivalents for the year ended December 31, 1996 is $13,774,000 compared to a net increase in cash and cash equivalents of $24,602,000 for the year ended December 31, 1995. Net cash provided by operating activities decreased for 1996 as compared to 1995 primarily due to the decrease in net income after adjustment for the provision for impairment loss on investment in Master Loan to affiliates in 1995 as described above. In addition, other assets increased due to the acquisition of The Sterling in 1995. Net cash provided by investing activities decreased as a result of a decrease in principal receipts on the Master Loan. These principal receipts on the Master Loan in 1995 were due primarily to the refinancing proceeds received from CCEP. The decrease in cash provided by investing activities also resulted from an increase in property improvements and replacement due to the capital improvements at The Sterling as noted above. Partially offsetting the decrease in cash provided by investing activities was a decrease in advances on the Master Loan. Cash used in financing activities increased due to an increase in distributions to partners which was partially offset by a decrease in proceeds from long-term borrowings, which resulted from the financing of The Loft in December 1995.

The Partnership has budgeted approximately $567,000 for capital improvements to be made to its commercial and residential properties during 1998. These improvements will be paid by existing cash and from cash generated by property operations and debt service on the Master Loan. As of December 31, 1997, approximately $12,213,000 had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,448,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,979,000 were made to the limited partners during the year ended December 31, 1997. A matching distribution of approximately $20,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $16,986,000 were made to the limited partners during the year ended December 31, 1996. Approximately $30,000 was distributed to the General Partner during that same period. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Subsequent to December 31, 1997, distributions of approximately $1,778,000 and approximately $18,000 were made to the limited partners and General Partner, respectively. Future cash distributions will depend on the levels of cash generated from operations, Master Loan interest income, capital expenditure requirements, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $9,048,000, were greater than the reserve requirement of approximately $7,261,000 at December 31, 1997.

CCEP Property Operations

For the year ended December 31, 1997, CCEP's net loss totaled approximately $32,600,000 on total revenues of approximately $20,700,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 1997, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $32,800,000, all of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the year ended December 31, 1997, the Partnership received approximately $2,105,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $462,000. Approximately $643,000 received was due to an "Excess Cash Flow" payment from CCEP as described above and $1,000,000 consisted of a principal payment.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS



 Report of Ernst & Young LLP, Independent Auditors

 Consolidated Balance Sheets as of December 31, 1997 and 1996

 Consolidated Statements of Operations for the Years Ended December 31, 1997,
      1996 and 1995

 Consolidated Statements of Changes in Partners' Capital (Deficit) for the
      Years Ended December 31, 1997, 1996 and 1995

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
      1996 and 1995

 Notes to Consolidated Financial Statements










                 Report of Ernst & Young LLP, Independent Auditors


  The Partners
  Consolidated Capital Institutional Properties


  We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ERNST & YOUNG LLP


  Greenville, South Carolina
  January 23, 1998,
  except for Note I, as to which the date is March 17, 1998


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)




                                                        December 31,
Assets                                               1997      1996
   Cash and cash equivalents                      $  8,691   $ 12,348
   Receivables and deposits                            984        988
   Restricted escrows                                   66         63
   Other assets                                        383        209
   Interest receivable on Master Loan                  604         --

   Investment in Master Loan                        91,265     93,370
      Less: allowance for impairment loss          (40,686)   (40,686)
                                                    50,579     52,684
   Investment properties:
      Land                                           3,620      3,620
      Buildings and related personal property       31,715     24,962
                                                    35,335     28,582
      Less: accumulated depreciation                (5,014)    (3,217)
                                                    30,321     25,365

                                                  $ 91,628   $ 91,657

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                               $    164   $  1,789
   Tenant security deposit liabilities                 356        317
   Other liabilities                                   504        465
   Mortgage note payable                             4,448      4,498
                                                     5,472      7,069
Partners' Capital (Deficit)
   General Partner                                    (364)      (380)
   Limited Partners - (199,052 units issued and
      outstanding in 1997 and 1996)                 86,520     84,968
                                                    86,156     84,588

                                                  $ 91,628   $ 91,657

          See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)



                                                     Years Ended December 31,
                                                      1997      1996     1995
Revenues:
   Rental income                                   $ 7,969    $ 7,262  $ 1,874
   Interest income on investment in
      Master Loan to affiliate                       2,668         --    2,502
   Reduction in provision for impairment loss
      on investment in Master Loan to affiliate         --        792       --
   Other income                                      1,032      1,421      910

      Total revenues                                11,669      9,475    5,286

Expenses:
   Operating                                         4,990      5,809    1,064
   General and administrative                          433        690    1,456
   Depreciation                                      1,797      1,259      452
   Interest                                            324        326       15
   Property taxes                                      558        563      112
   Provision for impairment loss on
      Master Loan to affiliate                          --         --    5,578

      Total expenses                                 8,102      8,647    8,677

Net income (loss)                                  $ 3,567    $   828  $(3,391)

Net income (loss) allocated to general partner     $    36    $     8  $   (34)
Net income (loss) allocated to limited partners      3,531        820   (3,357)

                                                   $ 3,567    $   828  $(3,391)

Income (loss) per Limited Partnership Unit         $ 17.74    $  4.12  $(16.87)

Distributions per Limited Partnership Unit         $  9.94    $ 85.33  $ 15.10

         See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)




                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner    Partners     Total

Original capital contributions     200,342    $     1    $200,342     $200,343

Partners' capital (deficit) at
 December 31, 1994                 199,052    $  (294)   $107,498     $107,204

Distributions                                     (30)     (3,007)      (3,037)

Net loss for the year ended
 December 31, 1995                                (34)     (3,357)      (3,391)

Partners' capital (deficit) at
 December 31, 1995                 199,052       (358)    101,134      100,776

Distributions                                     (30)    (16,986)     (17,016)

Net income for the year ended
  December 31, 1996                                 8         820          828

Partners' capital (deficit) at
  December 31, 1996                199,052       (380)     84,968       84,588

Distributions                                     (20)     (1,979)      (1,999)

Net income for the year ended
  December 31, 1997                                36       3,531        3,567

Partners' capital (deficit) at
  December 31, 1997                199,052    $  (364)   $ 86,520     $ 86,156

        See Accompanying Notes to Consolidated Financial Statements


                    CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                          Years Ended December 31,
                                                          1997     1996      1995
Cash flows from operating activities:
Net income (loss)                                      $  3,567  $    828 $(3,391)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                          1,827     1,277     453
   Reduction in provision for impairment loss
    on investment in Master Loan to affiliates               --      (792)     --
   Provision for impairment loss on investment
    in Master Loan to affiliates                             --        --   5,578
   Changes in accounts:
       Receivables and deposits                               4       127     128
       Other assets                                        (207)      116    (211)
       Interest receivable on Master Loan                  (604)       --      --
       Accounts payable                                    (176)      147      90
       Tenant security deposit liabilities                   39        (6)    291
       Other liabilities                                     39       (49)    157
Net cash provided by operating activities                 4,489     1,648   3,095

Cash flows from investing activities:
   Property improvements and replacements                (8,202)   (5,757)   (274)
   Purchases of securities available for sale                --        --  (2,115)
   Proceeds from sale of securities
    available for sale                                        3     5,257   5,180
   Receipts from (deposits to) restricted escrows            (3)      265    (328)
   Principal receipts on Master Loan                      2,105     2,243  21,661
   Advances on Master Loan                                   --      (367) (4,002)
Net cash (used in) provided by investing activities      (6,097)    1,641  20,122

Cash flows from financing activities:
   Loan costs paid                                           --        --    (123)
   Distributions to partners                             (1,999)  (17,016) (3,037)
   Payments on notes payable                                (50)      (47)     --
   Proceeds from long-term borrowings                        --        --   4,545
Net cash (used in) provided by financing
   activities                                            (2,049)  (17,063)  1,385

Net (decrease) increase in cash and
   cash equivalents                                      (3,657)  (13,774) 24,602
Cash and cash equivalents, at beginning
   of year                                               12,348    26,122   1,520
Cash and cash equivalents, at end of year              $  8,691  $ 12,348 $26,122

Supplemental disclosure of cash flow information:
   Cash paid for interest                              $    311  $    302 $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Property Improvements and Replacements

Accounts payable was adjusted approximately $1,449,000 at December 31, 1996, for non-cash amounts in connection with property improvements and replacements.

         See Accompanying Notes to Consolidated Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Institutional Properties (the "Partnership"), a California limited partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1997, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan.

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

ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The general partners of EP became limited partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia"), which was acquired through two transactions in December 1994 and October 1995. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned a total of 77,106 Units of the Partnership.

The Partnership owns and operates one apartment property and one multiple-use building in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of a note receivable which is collateralized by apartment and commercial properties located throughout the United States.

Principles of Consolidation: The Partnership's financial statements include the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania limited partnership ("KBA-I, L.P.") which is 99% owned by the Partnership, Kennedy Boulevard Associates II, L.P. a Pennsylvania limited partnership ("KBA-II, L.P."), Kennedy Boulevard Associates III, L.P. a Pennsylvania limited partnership ("KBA-III, L.P."), Kennedy Boulevard Associates IV, L.P. a Pennsylvania limited partnership ("KBA-IV, L.P.") and Kennedy Boulevard GP I, a Pennsylvania partnership. The general partners of each of the affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member. The limited partners of each of the affiliated limited and general partnerships are either the Partnership or a limited liability corporation of which the Partnership is the sole member. Therefore, the Partnership controls the affiliated limited and general partnerships and consolidation is appropriate. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling"). All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Restricted Escrows: At the time of the December 15, 1995, refinancing, approximately $60,000 of the proceeds were designated for a "replacement reserve fund" for certain capital replacements (as defined in the Replacement Reserve Agreement) at The Lofts. At December 31, 1997, the balance remaining was approximately $66,000 and is included in restricted escrows.

Escrows for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $437,000 and $551,000 at December 31, 1997 and 1996, respectively, and are included in receivables and deposits.

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

Loan Costs: Loan costs of approximately $124,000 (1997 and 1996), less accumulated amortization of approximately $26,000 (1997) and $13,000 (1996), are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Cash and Cash Equivalents: Includes cash on hand and in banks, certificates of deposit, and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits totaling $356,000 (1997) and $317,000 (1996) are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $164,000 and $265,000 for the years ended December 31, 1997 and 1996, respectively.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Investment in Master Loan: In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the allowance for credit losses related to loans that are identified for evaluation in accordance with the Statement is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expenses as incurred, as the difference between expensing concessions as incurred versus the straight-line method of amortizing the expense over the life of the lease is not considered material to net income (loss) for any given year.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1997 and 1996, lease commissions totaled approximately $204,000 and $38,000, with accumulated amortization of approximately $31,000 and $16,000, respectively. Lease commissions are included in other assets.

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

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 199,052 Units outstanding in 1997, 1996 and 1995, respectively.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments, at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 and 1995 information to conform to the 1997 presentation.


NOTE B - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except per unit data):


                                               1997        1996         1995
Net income (loss) as reported               $ 3,567      $  828       $(3,391)
Add (deduct):
   Deferred revenue and other liabilities        14          31           126
   Depreciation differences                     266         264           223
   Accrued expenses                              (4)         17           (10)
   Interest income                           (2,668)         --            --
   Differences in valuation allowances          --         (792)        5,572
   Other gain (loss) on disposition             (99)         --           772

Federal taxable income                      $ 1,076      $  348       $ 3,292

Federal taxable income (loss) per
   limited partnership unit                 $  5.35      $ 1.73       $ 16.37

The tax basis of the Partnership's assets and liabilities is approximately $78,100,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1997.

NOTE C - NET INVESTMENT IN MASTER LOAN

At December 31, 1997, the recorded investment in Master Loan is considered to be impaired under SFAS No. 114. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the year ended December 31, 1997, the Partnership recorded approximately $2,668,000 of interest income based upon cash generated as a result of improved operations at the properties which secure the loan. For the year ended December 31, 1996, the Partnership recorded approximately $792,000 in income based upon an increase in the fair value of the collateral. For the year ended December 31, 1995, the Partnership recorded approximately $5,578,000 in expense based upon a decrease in the fair value of the collateral.

In connection with the transfer of The Sterling to Kennedy Boulevard Associates, L.P. ("KBA-I"), a 99% owned subsidiary of the Partnership, the General Partner had a valuation performed on the property to determine its estimated fair value. The asset had previously been recorded on the books of CCEP and for valuation for the Master Loan based upon appraisals performed by a third party. The last appraisal valued the property as of May 12, 1995. Based on its ongoing evaluation of the condition of the property, the General Partner concluded that additional information received during the fourth quarter of 1995 regarding the extent of deferred maintenance and improvements needed to the property indicated that a $5,000,000 write-down was needed to reduce the property at its estimated net realizable value. CCEP recorded this write-down during the fourth quarter of 1995, before the property was transferred to KBA-I. As this property was collateral for the Master Loan and the value of the Master Loan is recorded based upon the estimated fair value of the underlying collateral, the Partnership recorded an increase in the Provision for Impairment Loss on the Master Loan to affiliate due to this impairment.

Interest, calculated on the accrual basis, is due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $30,100,000, $29,500,000 and $27,400,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Interest income is recognized on the cash basis as allowed under "SFAS 114". At December 31, 1997 and 1996, such cumulative unrecognized interest totaling approximately $197,800,000 and $167,700,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,133,000 which are superior to the Master Loan. Accordingly this fact has been taken into consideration in determining the fair value of the Master Loan.

During the year ended December 31, 1997, the Partnership made no advances to CCEP on the Master Loan. Advances on the Master Loan to CCEP totaled $367,000 during the year ended December 31, 1996. CCEP used the advances to pay for deferred maintenance and capital improvements on the properties which collateralize the Master Loan.

During the year ended December 31, 1997, the Partnership received approximately $2,105,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $462,000. Approximately $643,000 received was due to excess cash flow payments received from CCEP as stipulated by the Master Loan Agreement. Another $1,000,000 was received from CCEP as an additional principal payment.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%.
The interest rates for each of the years ended December 31, 1997, 1996, and 1995, was 12.5%. These payments are currently payable quarterly in an amount equal to "Excess Cash Flow." Unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing payments on the investment in Master Loan by the amount of CCEP's capital expenditures, since such amounts were previously excluded from Excess Cash Flow.

On November 30, 1995, New Carlton House Partners, Ltd., a Pennsylvania limited partnership ("NCHP"), owner of a multi-use apartment/commercial building known as The Sterling, the Partnership, Philly Associates Inc., a Texas Corporation ("Philly"), and KBA-I, L.P. (an affiliate of CCIP) entered into a consensual Transfer Agreement whereby certain mortgage notes held by CCEP and Philly that are secured by The Sterling were assigned to KBA-I, L.P. As NCHP is unable to repay the debt, the parties agreed that in order to avoid the additional costs and expenses of litigation or a judicial foreclosure, that NCHP transfer The Sterling to KBA-I, L.P. by a deed-in-lieu of foreclosure in full satisfaction of its obligations on the mortgages assigned to KBA-I, L.P. As an additional matter, the transfer of The Sterling to KBA-I, L.P. shall be in satisfaction of a portion of the amounts owed by CCEP to the Partnership under the Master Loan Agreement. NCHP transferred The Sterling to KBA-I, L.P. and the Partnership recorded the transfer on November 30, 1995.

The investment in Master Loan consists of the following:

                                                       As of December 31,
                                                      1997           1996
                                                         (in thousands)
   Master Loan funds advanced,
      at beginning of year                           $93,370       $95,246
   Master Loan funds advanced                             --           367
   Principal receipts on Master Loan                  (2,105)       (2,243)

   Master Loan funds advanced,
      at end of year                                 $91,265       $93,370


The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                      As of December 31,
                                                  1997       1996       1995
                                                        (in thousands)
Allowance for impairment loss on Master
 Loan to affiliates, beginning of year          $40,686    $41,478    $35,900
 (Reduction of) provision for impairment loss        --       (792)     5,578

Allowance for impairment loss on Master
 Loan to affiliates, end of year                $40,686    $40,686    $41,478


NOTE D - MORTGAGE NOTE PAYABLE

On December 15, 1995, the Partnership financed The Lofts. The principal terms of the mortgage note payable are as follows (in thousands):


               Principal      Monthly                         Principal
              Balance At      Payment      Stated              Balance
             December 31,    Including    Interest  Maturity   Due At
Property         1997         Interest      Rate      Date    Maturity

The Lofts     $ 4,448         $ 30        6.95%     12/1/05   $ 3,903


The mortgage note payable is non-recourse and is secured by pledge of the Partnership's property and by pledge of revenue from the apartment property.
The note requires prepayment penalties if repaid prior to maturity. Scheduled principal payments of the mortgage note payable subsequent to December 31, 1997, are as follows (in thousands):

                              Year Ended
                             December 31,

                                 1998            $   53
                                 1999                57
                                 2000                62
                                 2001                66
                                 2002                71
                              Thereafter          4,139
                                Total            $4,448



NOTE E - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997, 1996 and 1995. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                          For the Years Ended
                                                             December 31,
                                                          1997   1996   1995
                                                            (in thousands)

Property management fees, included in operating expense   $424   $409   $120
Reimbursement for services of
  affiliates (included in operating,
  general and administrative, other
  assets and investment properties) (1)                    587    485    305


(1) Included in "Reimbursement for services of affiliates" for the years ended 1997 and 1996 is approximately $191,000 and $219,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $167,000 of lease commissions are included for the year ended December 31, 1997.

As of December 31, 1995, the Partnership had paid approximately $15,000 and had accrued approximately $13,000 of reimbursements to an affiliate of the General Partner related to the refinancing of The Lofts, which is included in "Reimbursement for services of affiliates" above.

For the period of July 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller incash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During December 1997 an affiliate of Insignia tendered 27,330 units related to the tender offer mentioned above. In February 1998 an affiliate of Insignia tendered an additional 1570.5 units as a result of this tender offer.

At December 31, 1997, Insignia Properties, L.P. was the beneficial owner of 77,106 of the Partnership's limited partnership units.

NOTE F - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $9,048,000, were greater than the reserve requirement of approximately $7,261,000 at December 31, 1997.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claims.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

Subsequent to December 31, 1997, the Partnership made a distribution of approximately $1,788,000 to limited partners and $18,000 to the General Partner.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION
       (dollar amounts in thousands)

                                                Initial Cost
                                               To Partnership

                                                     Buildings       Cost
                                                    and Related  Capitalized
                                                      Personal  Subsequent to
Description                   Encumbrances   Land     Property   Acquisition

The Lofts Apartments           $ 4,448     $ 1,053    $ 4,147      $ 1,632
  Raleigh, NC

The Sterling Apartment Homes        --       2,567     12,341       13,595
  and Commerce Center
  Philadelphia, PA             $ 4,448     $ 3,620    $16,488      $15,227


                Gross Amount At Which Carried
                    at December 31, 1997
                          Buildings
                         And Related
                          Personal               Accumulated      Date of         Date        Depreciable
Description      Land     Property     Total    Depreciation   Construction     Acquired      Life-Years
The Lofts       $ 1,053    $  5,779    $ 6,832     $2,637          1975         11/19/90         5-20
The Sterling      2,567      25,936     28,503      2,377          1961         12/01/95         5-25
  Total         $ 3,620     $31,715    $35,335     $5,014

Reconciliation of real estate and accumulated depreciation:

                                               Years Ended December 31,
                                              1997        1996      1995
                                                    (in thousands)
REAL ESTATE:
Balance, real estate at beginning of year   $28,582    $21,376   $  6,255
 Additions                                    6,753      7,206        274
 Property acquired through foreclosure           --         --     14,847
Balance, real estate at end of year         $35,335    $28,582   $ 21,376

ACCUMULATED DEPRECIATION:
Balance at beginning of year                $ 3,217    $ 1,958   $  1,506
 Additions charged to expense                 1,797      1,259        452
Balance at end of year                      $ 5,014    $ 3,217   $  1,958

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $36,244,000 and $29,491,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is approximately $3,530,000 and $1,999,000, respectively.

NOTE H - REVENUES

Rental income on the commercial property leases is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):


Year Ending
December 31,

1998                    $   781
1999                        738
2000                        681
2001                        604
2002                        476
Thereafter                1,511
                        $ 4,791

There is no assurance that this rental income will continue at the same level when the current leases expire.

NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner as of December 31, 1997, their ages and the nature of all positions with CEI presently held by them are as follows:

       NAME OF INDIVIDUAL             POSITION IN CEI            AGE

       William H. Jarrard, Jr.        President/Director          51

       Ronald Uretta                  Vice President/Treasurer    41

       Daniel M. LeBey                Vice President/Secretary    32

       Robert D. Long, Jr.            Vice President              30

       Kelley M. Buechler             Assistant Secretary         40

       Martha L. Long                 Controller                  38

William H. Jarrard, Jr. has been President and Director of CEI since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Daniel M. LeBey has been Vice President and Secretary of CEI since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Robert D. Long, Jr. has been Vice President of CEI since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since 1991.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

ITEM 11.  EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of February 28, 1998, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership:

                                         NUMBER OF       PERCENT
      NAME AND ADDRESS                     UNITS         OF TOTAL

      Insignia Properties, L.P.          78,953.40        39.67%
      One Insignia Financial Plaza
      P. O. Box 1089
      Greenville, SC  29602

      Insignia Properties, L.P. is an affiliate of Insignia.  (See "Item 1").

 (b)  Beneficial Owners of Management

      Except as described in "Item 12(a)" above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                         NUMBER OF       PERCENT
      NAME AND ADDRESS                   CEI SHARES      OF TOTAL

      Insignia Properties Trust           100,000          100%
      One Insignia Financial Plaza
      P. O. Box 1089
      Greenville, SC  29602

      Insignia Properties Trust is an affiliate of Insignia.  (See "Item 1")

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997, 1996 and 1995. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:



                                                 For the Years Ended
                                                      December 31,
                                              1997     1996     1995
                                                 (in thousands)

Property management fees                      $424     $409     $120
Reimbursement for services of affiliates (1)   587      485      305

(1) Included in "Reimbursement for services of affiliates" for the years ended 1997 and 1996 is approximately $191,000 and $219,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $167,000 of lease commissions are included for the year ended December 31, 1997.

As of December 31, 1995, the Partnership had paid approximately $15,000 and had accrued approximately $13,000 of reimbursements to an affiliate of the General Partner related to the refinancing of The Lofts, which is included in "Reimbursement for services of affiliates" above.

For the period of July 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During December 1997 an affiliate of Insignia tendered 27,330 units related to the tender offer mentioned above. In February 1998 an affiliate of Insignia tendered an additional 1570.5 units as a result of this tender offer.



                                      PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


    1.  Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statements of Operations for the Years Ended December 31,
            1997, 1996 and 1995

        Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years Ended December 31,
            1997, 1996 and 1995

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


   S-K REFERENCE                                                    SEQUENTIAL
       NUMBER              DOCUMENT DESCRIPTION                     PAGE NUMBER

         3        Certificates of Limited Partnership, as               N/A
                  amended to date. (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1991
                  ("1991 Annual Report")).

        10.1      Amended Loan Agreement dated November                 N/A
                  15, 1990 (the "Effective Date"), by and
                  between the Partnership and EP (Incorpora-ted by reference to the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Annual Report")).

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

        10.4      Assignment of Partnership Interests in                N/A
                  Western Can, Ltd., by and between EP and CCEP (Incorporated by reference to the 990 Annual Report).

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

         11       Statement regarding computation of Net Income         20
                  per Limited Partnership Unit (Incorporated by reference to Note A of Item 8 - Financial State-ments of this Form 10-K).

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

        28.1      Fee Owner's Limited Partnership Agreement dated      N/A
                  November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

        99.1      Audited Financial Statements of Consolidated
                  Capital Equity Partners, L.P. for the years ended December 31, 1997 and 1996.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

     None.



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

                                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,



March 24, 1998                 By: /s/ William H. Jarrard, Jr.
Date                               William H. Jarrard, Jr.
                                   President/Director



March 24, 1998                     By: /s/ Ronald Uretta
Date                               Ronald Uretta
                                   Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 24, 1998                     By: William H. Jarrard, Jr.
Date                               William H. Jarrard
                                   President/Director


March 24, 1998                     By: /s/Ronald Uretta
Date                               Ronald Uretta
                                   Vice President/Treasurer