Form 10-Q
period 1998-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1998-05-11
CIK 352983

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........
             (Amended by Exch. Act Rel. No. 312905, eff. 4/26/93.)

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

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                      March 31,  December 31,
                                                        1998         1997
                                                     (Unaudited)    (Note)
Assets
  Cash and cash equivalents                           $  7,279    $  8,691
  Receivables and deposits                                 514         984
  Restricted escrows                                       126          66
  Other assets                                             761         383
  Interest receivable on Master Loan                     1,640         604

  Investment in Master Loan                             90,890      91,265
     Less:  allowance for impairment loss              (40,686)    (40,686)
                                                        50,204      50,579
  Investment properties:
     Land                                                3,620       3,620
     Building and related personal property             32,871      31,715
                                                        36,491      35,335
     Less:  accumulated depreciation                    (5,550)     (5,014)
                                                        30,941      30,321

                                                      $ 91,465    $ 91,628

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                    $    113    $    164
  Tenant security deposits                                 417         356
  Accrued taxes                                             17          --
  Other liabilities                                        429         504
  Mortgage note payable                                  4,435       4,448
                                                         5,411       5,472
Partners' (Deficit) Capital
  General Partner                                         (365)       (364)
  Limited Partners (199,052 units issued and
  outstanding at March 31, 1998, and
  December 31, 1997)                                    86,419      86,520
                                                        86,054      86,156
                                                      $ 91,465    $ 91,628


Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements

b)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                           March 31,
                                                      1998          1997
Revenues:
  Rental income                                     $ 2,181       $ 1,826
  Interest income on investment in
     Master Loan to affiliate                         1,640           862
  Interest income                                        89           127
  Other income                                          128           153
       Total revenues                                 4,038         2,968

Expenses:
  Operating                                           1,400         1,378
  Depreciation                                          544           395
  General and administrative                            131            88
  Property taxes                                        187           140
  Interest                                               80            81
       Total expenses                                 2,342         2,082

Net income                                          $ 1,696       $   886

Net income allocated to general partner (1%)        $    17       $     9
Net income allocated to limited partners (99%)        1,679           877

                                                    $ 1,696       $   886

Net income per Limited Partnership Unit             $  8.43       $  4.41

Distributions per Limited Partnership Unit          $  8.94       $  9.94

          See Accompanying Notes to Consolidated Financial Statements

c)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General   Limited
                                   Units      Partner   Partners    Total

Original capital contributions    200,342    $     1    $200,342  $200,343

Partners' (deficit) capital at
  December 31, 1996               199,052    $  (380)   $ 84,968  $ 84,588

Distributions                          --        (20)     (1,979)   (1,999)

Net income for the three months
  ended March 31, 1997                 --          9         877       886

Partners' (deficit) capital at
  March 31, 1997                  199,052    $  (391)   $ 83,866  $ 83,475

Partners' (deficit) capital at
  December 31, 1997               199,052    $  (364)   $ 86,520  $ 86,156

Distributions                          --        (18)     (1,780)   (1,798)

Net income for the three months
  ended March 31, 1998                 --         17       1,679     1,696

Partners' (deficit) capital at
  March 31, 1998                  199,052    $  (365)   $ 86,419  $ 86,054

          See Accompanying Notes to Consolidated Financial Statements

d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Three Months Ended
                                                              March 31,
                                                           1998       1997
Cash flows from operating activities:
  Net income                                           $  1,696    $    886
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           554         400
    Casualty loss                                            14          --
    Change in accounts:
      Receivables and deposits                              470         392
      Other assets                                         (388)       (397)
      Interest receivable on Master Loan                 (1,036)       (862)
      Accounts payable                                      (51)     (1,610)
      Tenant security deposit liabilities                    61           8
      Accrued taxes                                          17          16
      Other liabilities                                     (75)        (15)
          Net cash provided by (used in)
            operating activities                          1,262      (1,182)

Cash flows from investing activities:
  Property improvements and replacements                 (1,178)     (2,163)
  Principal receipts on Master Loan                         375       1,430
  Net deposits to restricted escrows                        (60)         (1)
          Net cash used in
            investing activities                           (863)       (734)

Cash flows from financing activities:
  Distributions to partners                              (1,798)     (1,999)
  Payments on notes payable                                 (13)        (12)
          Net cash used in
            financing activities                         (1,811)     (2,011)

Net decrease in cash and cash equivalents                (1,412)     (3,927)

Cash and cash equivalents at beginning of period          8,691      12,348
Cash and cash equivalents at end of period             $  7,279    $  8,421
Supplemental disclosure of cash flow information:
  Cash paid for interest                               $     77    $     78


          See Accompanying Notes to Consolidated Financial Statements

e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997, for the Partnership.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1998 and 1997. The partnership agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997
                                                               (in thousands)

  Property management fees (included in operating expenses)   $117       $102
  Reimbursement for services of affiliates  (included in
    operating, general and administrative expenses, other
    assets and investment properties) (1)                      101        109

(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 and 1997 is approximately $31,000 and $41,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $4,000 and $9,000 of lease commissions are included for the three months ended March 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an affiliate of Insignia commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During December 1997 an affiliate of Insignia tendered 27,330 units related to the tender offer mentioned above. In February 1998 an affiliate of Insignia tendered an additional 1570.5 units as a result of this tender offer.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 1998, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1998 and 1997, the Partnership recorded approximately $1,640,000 and $862,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $9,181,000 and $8,266,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At March 31, 1998, and December 31, 1997, such cumulative unrecognized interest totaling approximately $205,341,000 and $197,800,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $23,065,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 1998, the Partnership made no advances to CCEP as an advance on the Master Loan.

During the three months ended March 31, 1998, the Partnership received approximately $375,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an excess cash flow payment received from CCEP as stipulated by the Master Loan Agreement. Approximately $604,000 of interest payments were also made during the three months ended March 31, 1998.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $7,696,000, were greater than the reserve requirement of approximately $7,261,000 at March 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the three months ended March 31, 1998 and 1997:

                                                  Average
                                                 Occupancy
                                             1998          1997
Property

The Loft Apartments                           91%           94%
   Raleigh, North Carolina

The Sterling Apartment Homes                  92%           84%
The Sterling Commerce Center                  75%           68%
   Philadelphia, Pennsylvania

The General Partner attributes the increase in occupancy at The Sterling Apartment Homes to recent renovations completed over the past year and to changes in demographics. The increase in occupancy at The Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The decrease in occupancy at The Loft Apartments is due to a declining market and increased competition in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998, was approximately $1,696,000 compared to net income of approximately $886,000 for the corresponding period ended March 31, 1997. The increase in net income is due to an increase in revenues, partially offset by an increase in expenses. Revenues increased due to increases in rental income and interest income recorded on the investment in Master Loan to affiliate. Rental income increased due to an increase in occupancy at The Sterling despite a decrease in occupancy at The Loft Apartments, as discussed above. The increase in interest income recorded on the investment in Master Loan to affiliate resulted from an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. Contributing to the increase in expenses was an increase in depreciation expense, general and administrative expense, and property tax expense. The increase in depreciation is due to the major capital improvements and renovations to The Sterling over the past year. The increase in general and administrative expense is due to an increase in expense reimbursements and professional fees. In addition, general and administrative expense increased due to the timing of the year-end mailings. The copying and mailing costs related to the 1998 10-K's were incurred during the three months ended March 31, 1998. The costs for the 1997 10-K's were not incurred until the second quarter of 1997. Property tax expense increased at The Sterling for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due to a reassessment of the property.

In the first quarter of 1998, there was a fire at The Lofts Apartments that was contained to one unit. The upstairs was completely destroyed and the downstairs endured water damage. A loss of approximately $14,000 related to this casualty has been included in operating expense for the three months ended March 31, 1998.

Included in operating expense for the quarter ended March 31, 1998, is approximately $239,000 of major repairs and maintenance comprised primarily of expenses related to window coverings and interior building improvements. Included in operating expense for the quarter ended March 31, 1997, is approximately $141,000 of major repairs and maintenance comprised primarily of window coverings and exterior and interior building improvements.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $7,279,000 versus approximately $8,421,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998, is approximately $1,412,000 compared to approximately $3,927,000 for the three months ended March 31, 1997. Net cash provided by operating activities for the three months ended March 31, 1998, increased as a result of an increase in net income from operations, as discussed above along with a decrease in cash used to pay accounts payable. The decrease in accounts payable for the three months ended March 31, 1997, resulted from the payment of invoices relating to the renovations at The Sterling. The decrease in accounts payable for the three months ended March 31, 1998, results from the timing of the payment of invoices. Net cash used in investing activities increased due to a decrease in principal receipts received on the Master Loan. Offsetting this increase is a reduction in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,435,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,780,000 were made to the limited partners during the three months ended March 31, 1998. A matching distribution of approximately $18,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $1,979,000 were made to the limited partners during the three months ended March 31, 1997. A matching distribution of approximately $20,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. The General Partner is planning on making a distribution from cash flow from operations in the fourth quarter of 1998.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale totaling approximately $7,696,000, were greater than the reserve requirement of approximately $7,261,000 at March 31, 1998.

CCEP Property Operations

For the three months ended March 31, 1998, CCEP's net loss totaled approximately $8,506,000 on total revenues of approximately $5,328,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1998, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $9,181,000, all but $604,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 1998, the Partnership received approximately $375,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment from CCEP as described above.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

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

                99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 1998 and 1997.

       (b) Reports on Form 8-K:

           None filed during the quarter ended March 31, 1998.



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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES

                             By: CONCAP EQUITIES, INC.
                                 General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President/Director

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer

                             Date:  May 11, 1998