Form 10-Q
period 1998-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1998-08-14
CIK 352983

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

                  For the quarterly period ended June 30, 1998

                                       or

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

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                    June 30,      December 31,
                                                       1998            1997
                                                    (Unaudited)       (Note)
Assets
  Cash and cash equivalents                         $ 10,922       $  8,691
  Receivables and deposits                               689            984
  Restricted escrows                                     127             66
  Other assets                                         1,003            383
  Interest receivable on Master Loan                   1,544            604

  Investment in Master Loan                           88,784         91,265
     Less:  allowance for impairment loss            (17,417)       (40,686)
                                                      71,367         50,579
  Investment properties:
     Land                                              3,620          3,620
     Building and related personal property           33,556         31,715
                                                      37,176         35,335
     Less accumulated depreciation                    (6,108)        (5,014)
                                                      31,068         30,321
                                                    $116,720       $ 91,628

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                  $    101       $    164
  Tenant security deposit liabilities                    432            356
  Accrued property taxes                                  33             --
  Other liabilities                                      443            504
  Mortgage note payable                                4,422          4,448
                                                       5,431          5,472
Partners' (Deficit) Capital
  General Partner                                       (113)          (364)
  Limited Partners (199,052 units issued
  and outstanding at June 30, 1998, and
  December 31, 1997)                                 111,402         86,520
                                                     111,289         86,156
                                                    $116,720       $ 91,628

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

                 See Accompanying Notes to Financial Statements

b)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1998      1997      1998      1997
Revenues:
  Rental income                        $ 2,360   $ 1,881   $ 4,541   $ 3,707
  Interest income on investment
     in Master Loan to affiliate         1,544       558     3,184     1,420
  Reduction of provision for
     impairment loss                    23,269        --    23,269        --
  Interest income                           66       104       155       231
  Other income                             184       138       312       291
       Total revenues                   27,423     2,681    31,461     5,649

Expenses:
  Operating                              1,224     1,192     2,624     2,570
  Depreciation                             558       459     1,102       854
  General and administrative               176       126       307       214
  Property taxes                           150       140       337       280
  Interest                                  80        82       160       163
       Total expenses                    2,188     1,999     4,530     4,081

Net income                             $25,235   $   682   $26,931   $ 1,568


Net income allocated
    to general partner (1%)            $   252   $     7   $   269        16
Net income allocated
    to limited partners (99%)           24,983       675    26,662     1,552

                                       $25,235   $   682   $26,931   $ 1,568

Net income per Limited
    Partnership Unit                   $125.51   $  3.39   $133.94   $  7.80

                 See Accompanying Notes to Financial Statements


c)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership    General     Limited
                                     Units       Partner    Partners      Total


Original capital contributions     200,342      $     1    $200,342    $200,343

Partners' (deficit) capital at
  December 31, 1996                199,052      $  (380)   $ 84,968    $ 84,588

Distributions                           --          (20)     (1,979)     (1,999)

Net income for the six months
  ended June 30, 1997                   --           16       1,552       1,568

Partners' (deficit) capital at
  June 30, 1997                    199,052      $  (384)   $ 84,541    $ 84,157

Partners' (deficit) capital at
  December 31, 1997                199,052      $  (364)   $ 86,520    $ 86,156

Distributions                           --          (18)     (1,780)     (1,798)

Net income for the six months
  ended June 30, 1998                   --          269      26,662      26,931

Partners' (deficit) capital at
  June 30, 1998                    199,052      $  (113)   $111,402    $111,289

                 See Accompanying Notes to Financial Statements

d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                            1998           1997
Cash flows from operating activities:
  Net income                                            $ 26,931        $  1,568
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          1,130             866
    Casualty loss                                             14              --
    Reduction of provision for impairment loss           (23,269)             --
    Change in accounts:
      Receivables and deposits                               295             444
      Other assets                                          (388)           (317)
      Interest receivable on Master Loan                    (940)           (558)
      Accounts payable                                       (63)         (1,076)
      Tenant security deposit liabilities                     76               4
      Accrued property taxes                                  33              33
      Other liabilities                                      (61)            (42)
          Net cash provided by
            operating activities                           3,758             922

Cash flows from investing activities:
  Net deposits to restricted escrows                         (61)             (2)
  Property improvements and replacements                  (1,863)         (4,554)
  Lease commissions paid                                    (260)           (101)
  Proceeds from sale of securities available
      for sale                                                --               3
  Principal receipts on Master Loan                        2,481           1,590
          Net cash provided by (used in)
            investing activities                             297          (3,064)

Cash flows from financing activities:
  Distributions to partners                               (1,798)         (1,999)
  Payments on notes payable                                  (26)            (24)
          Net cash used in financing activities           (1,824)         (2,023)

Net increase (decrease) in cash and cash equivalents       2,231          (4,165)

Cash and cash equivalents at beginning of period           8,691          12,348
Cash and cash equivalents at end of period              $ 10,922        $  8,183
Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    154        $    156

                 See Accompanying Notes to Financial Statements

e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997 for the Partnership.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1998 and 1997. The partnership agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                              Six Months Ended
                                                                  June 30,
                                                              1998         1997
                                                               (in thousands)

Property management fees (included in operating expenses)     $239         $205
Reimbursement for services of affiliates
 (included in operating, general and administrative
 expenses, other assets and investment properties) (1)         172          235

(1) Included in "Reimbursement for services of affiliates" for the six months ended June 30, 1998 and 1997 is approximately $32,000 and $128,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $1,000 of lease commissions are included for the six months ended June 30, 1998.

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

On July 30, 1998, an affiliate of Insignia commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $415 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 30, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners.

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

NOTE C - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At June 30, 1998, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1998, the Partnership recorded approximately $23,269,000 in income based upon an increase in the fair value of the collateral. For the six months ended June 30, 1998 and 1997, the Partnership recorded approximately $3,184,000 and $1,420,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $23,269,000 reduction in the provision for impairment loss that was recognized during the three months ended June 30, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cashflow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the six months ended June 30, 1998.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $18,325,000 and $16,468,000 for the six months ended June 30, 1998 and 1997, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At June 30, 1998, and December 31, 1997, such cumulative unrecognized interest totaling approximately $212,941,000 and $197,800,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,996,000 which are superior to the Master Loan. Accordingly this fact has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 1998, the Partnership made no advances to CCEP as an advance on the Master Loan.

During the six months ended June 30, 1998, the Partnership received approximately $2,481,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an excess cash flow payment received from CCEP as stipulated by the Master Loan Agreement. Approximately $2,106,000 received was due to the sale of Northlake Quadrangle. Such proceeds are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $2,244,000 of interest payments were also made during the six months ended June 30, 1998.


NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $11,352,000, were greater than the reserve requirement of approximately $7,261,000 at June 30, 1998.

NOTE E - SUBSEQUENT EVENT

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the six months ended June 30, 1998 and 1997:

                                           Average
                                          Occupancy
Property                              1998          1997

The Loft Apartments                   92%           95%
   Raleigh, North Carolina

The Sterling Apartment Homes          92%           84%
The Sterling Commerce Center          79%           69%
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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 1998, was approximately $25,235,000 and $26,391,000, respectively, compared to net income of approximately $682,000 and $1,568,000 for the corresponding periods ended June 30, 1997. The increase in net income is due to an increase in revenues, partially offset by an increase in expenses. Revenues increased due to increases in rental income and interest income recorded on the investment in Master Loan to affiliate and the reduction of provision for impairment loss. Rental income increased due to an increase in occupancy at The Sterling despite a decrease in occupancy at The Loft Apartments, as discussed above. As discussed in "Item 1 - Financial Statements, Note C - Net Investment in Master Loan", the Partnership recorded interest income of approximately $3,184,000 and $1,420,000 for June 30, 1998 and 1997, respectively, and recorded a reduction of allowance for impairment loss of approximately $23,269,000 for June 30, 1998. The increase in income recognized is due to an increase in the fair value of the underlying collateral properties as a result of capital improvements and repairs performed over the last few years, changing market conditions and due to improved operations at such properties. Contributing to the increase in expenses was an increase in depreciation expense, general and administrative expense, and property tax expense. The increase in depreciation is due to the major capital improvements and renovations to The Sterling over the past year. The increase in general and administrative expense is due to an increase in expense reimbursements and professional fees. Property tax expense increased at The Sterling for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to a reassessment of the property.

In the first quarter of 1998, there was a fire at The Lofts Apartments that was contained to one unit. The upstairs was completely destroyed and the downstairs endured water damage. A loss of approximately $14,000 related to this casualty has been included in operating expense for the six months ended June 30, 1998.

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at the Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

Included in operating expense for the six months ended June 30, 1998, is approximately $274,000 of major repairs and maintenance comprised primarily of expenses related to window coverings and interior building improvements. Included in operating expense for the six months ended June 30, 1997, is approximately $289,000 of major repairs and maintenance comprised primarily of major landscaping, window coverings and exterior and interior building improvements.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $10,922,000 versus approximately $8,183,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998, is approximately $2,231,000 compared to a net decrease of approximately $4,165,000 for the six months ended June 30, 1997. Net cash provided by operating activities for the six months ended June 30, 1998, increased as a result of an increase in net income from operations, as discussed above along with a decrease in cash used to pay accounts payable. The decrease in accounts payable for the six months ended June 30, 1997, resulted from the payment of invoices relating to the renovations at The Sterling. The decrease in accounts payable for the six months ended June 30, 1998, results from the timing of the payment of invoices. Net cash provided by investing activities increased due to an increase in principal receipts received on the Master Loan and a decrease in property improvements and replacements, due to the completion of most of the renovations at The Sterling. Net cash used in financing activities decreased due to a decrease in distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,422,000 requires monthly principal and interest payments and requires a balloon payment on December 1, 2005, at which time the property will either be refinanced or sold. Distributions of approximately $1,780,000 were made to the limited partners during the six months ended June 30, 1998. A matching distribution of approximately $18,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $1,979,000 were made to the limited partners during the six months ended June 30, 1997. A matching distribution of approximately $20,000 was made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state.
The General Partner is currently in the process of obtaining financing on The Sterling Apartment Homes and Commerce Center and anticipates completion of the financing during the second half of 1998. The General Partner anticipates making a distribution from the proceeds of the financing. However, there can be no assurance as to whether the General Partner will obtain this financing as expected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $11,352,000, were greater than the reserve requirement of approximately $7,261,000 at June 30, 1998.

CCEP Property Operations

For the six months ended June 30, 1998, CCEP's net loss totaled approximately $16,537,000 on total revenues of approximately $11,149,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1998, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $18,325,000, all but $2,244,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation

During the six months ended June 30, 1998, the Partnership received approximately $2,481,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment from CCEP as described above. Approximately $2,106,000 received was due to the sale of Northlake Quadrangle, as discussed below.

On April 16, 1998, CCEP sold Northlake Quadrangle to an unrelated third party for a contract price of $2,325,000. The Partnership received net proceeds of approximately $2,106,000 after payment of closing costs. The proceeds were remitted to CCIP to pay down the Master Loan.

A loss on disposal of property of approximately $28,000 was the result of a re-roofing project at Regency Oaks Apartments in June 1998 and is included in operating expense at June 30, 1998. This loss was the result of the write-off of the old roof that was not fully depreciated at the time of the write-off.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

     S-K Reference
        Number           Description

             27 Financial Data Schedule is filed as an exhibit to this report.

             99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 1998 and 1997.

       (b) Reports on Form 8-K:

           None filed during the quarter ended June 30, 1998.


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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES

                             By: CONCAP EQUITIES, INC.
                                 General Partner



                             By:/s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President/Director



                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer



                             Date: August 14, 1998