Form 10-Q
period 1998-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1998-11-12
CIK 352983

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

               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                 September 30,   December 31,
                                                     1998            1997
                                                  (Unaudited)       (Note)
Assets
  Cash and cash equivalents                       $ 13,761       $  8,691
  Receivables and deposits                             912            984
  Restricted escrows                                 1,926             66
  Other assets                                       1,185            383
  Interest receivable on Master Loan                 1,542            604

  Investment in Master Loan                         88,784         91,265
     Less:  allowance for impairment loss          (17,417)       (40,686)
                                                    71,367         50,579
  Investment properties:
     Land                                            3,564          3,620
     Building and related personal property         34,306         31,715
                                                    37,870         35,335
     Less accumulated depreciation                  (6,706)        (5,014)
                                                    31,164         30,321
                                                  $121,857       $ 91,628

Liabilities and Partners' (Deficit) Capital
Liabilities
  Accounts payable                                $    136       $    164
  Tenant security deposit liabilities                  483            356
  Accrued property taxes                                46             --
  Other liabilities                                    432            504
  Mortgage note payable                             27,409          4,448
                                                    28,506          5,472
Partners' (Deficit) Capital
  General Partner                                      (92)          (364)
  Limited Partners (199,052 units issued and
  outstanding at September 30, 1998, and
  December 31, 1997)                                93,443         86,520
                                                    93,351         86,156
                                                  $121,857       $ 91,628

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

          See Accompanying Notes to Consolidated Financial Statements


b)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                        1998      1997      1998      1997
Revenues:
  Rental income                        $ 2,300   $ 2,060   $ 6,841   $ 5,767
  Interest income on investment
     in Master Loan to affiliate         1,543       644     4,727     2,064
  Reduction of provision for
     impairment loss                        --        --    23,269        --
  Interest income                          153        99       308       330
  Other income                             164       157       476       448
       Total revenues                    4,160     2,960    35,621     8,609

Expenses:
  Operating                              1,106     1,198     3,730     3,768
  Depreciation                             598       475     1,700     1,329
  General and administrative               142        92       449       306
  Property taxes                           146       138       483       418
  Interest                                 106        81       266       244
       Total expenses                    2,098     1,984     6,628     6,065

Net income                             $ 2,062   $   976   $28,993   $ 2,544

Net income allocated
   to general partner (1%)             $    21   $     9   $   290        25
Net income allocated
   to limited partners (99%)             2,041       967    28,703     2,519

                                       $ 2,062   $   976   $28,993   $ 2,544

Net income per Limited
   Partnership Unit                    $ 10.26   $  4.85   $144.20   $ 12.65
Operating distribution per
   limited partnership                 $    --   $    --   $  8.94   $  9.94

Surplus distribution per
    limited partnership unit           $100.48   $    --   $100.48   $    --

Distributions per limited
    partnership unit                   $100.48   $    --   $109.42   $  9.94

          See Accompanying Notes to Consolidated Financial Statements

c)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General   Limited
                                     Units      Partner  Partners    Total

Original capital contributions     200,342      $     1  $200,342  $200,343

Partners' (deficit) capital at
  December 31, 1996                199,052      $  (380) $ 84,968  $ 84,588

Distributions                           --          (20)   (1,979)   (1,999)

Net income for the nine months
  ended September 30, 1997              --           25     2,519     2,544

Partners' (deficit) capital at
  September 30, 1997               199,052      $  (375) $ 85,508  $ 85,133

Partners' (deficit) capital at
  December 31, 1997                199,052      $  (364) $ 86,520  $ 86,156

Distributions                           --          (18)  (21,780)  (21,798)

Net income for the nine months
  ended September 30, 1998              --          290    28,703    28,993

Partners' (deficit) capital at
  September 30, 1998               199,052      $   (92)  $93,443   $93,351

          See Accompanying Notes to Consolidated Financial Statements


d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1998      1997
Cash flows from operating activities:
  Net income                                           $ 28,993  $  2,544
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         1,747     1,349
    Casualty loss                                            14        --
    Gain on sale of land                                    (19)       --
    Reduction of provision for impairment loss          (23,269)       --
    Change in accounts:
      Receivables and deposits                               72       134
      Other assets                                         (311)     (175)
      Interest receivable on Master Loan                   (938)     (644)
      Accounts payable                                      (28)   (1,234)
      Tenant security deposit liabilities                   127        30
      Accrued property taxes                                 46        47
      Other liabilities                                     (72)      113
          Net cash provided by
            operating activities                          6,362     2,164

Cash flows from investing activities:
  Net deposits to restricted escrows                     (1,860)       (2)
  Property improvements and replacements                 (2,613)   (6,122)
  Lease commissions paid                                   (259)     (165)
  Proceeds from sale of securities available
      for sale                                               --         3
  Proceeds from sale of land                                 75        --
  Principal receipts on Master Loan                       2,481     2,031
          Net cash used in                               (2,176)   (4,255)
            investing activities

Cash flows from financing activities:
  Distributions to partners                             (21,798)   (1,999)
  Proceeds from mortgage note payable                    23,000        --
  Loan costs paid                                          (279)       --
  Payments on notes payable                                 (39)      (37)
          Net cash provided by (used in)
            financing activities                            884    (2,036)

Net increase (decrease) in cash and cash equivalents      5,070    (4,127)

Cash and cash equivalents at beginning of period          8,691    12,348
Cash and cash equivalents at end of period             $ 13,761  $  8,221
Supplemental disclosure of cash flow information:
  Cash paid for interest                               $    257  $    234

          See Accompanying Notes to Consolidated Financial Statements

e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1997 for the Partnership.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

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

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees to affiliates of the General Partner based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1998 and 1997. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
                                                              (in thousands)

Property management fees (included in operating expenses)  $362       $312
Reimbursement for services of affiliates
 (included in operating, general and administrative
 expenses, other assets and investment properties) (1)      337        476

(1) Included in "Reimbursement for services of affiliates" for the nine months ended September 30, 1998 and 1997 is approximately $33,000 and $152,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $164,000 of lease commissions are included for the nine months ended September 30, 1998 and 1997 respectively. As well, approximately $35,000 in loan financing costs are included for the nine months ended September 30, 1998.

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

On July 30, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $415 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 30, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various providers of property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. The expiration date of this tender offer has been extended to November 16, 1998.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash. During December 1997 the Purchaser acquired 27,330 units related to this tender offer. In February 1998 the Purchaser acquired an additional 1570.5 units as a result of this tender offer.

NOTE C - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At September 30, 1998, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1998, the Partnership recorded approximately $23,269,000 in income based upon an increase in the fair value of the collateral. For the nine months ended September 30, 1998 and 1997, the Partnership recorded approximately $4,727,000 and $2,064,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $23,269,000 reduction in the provision for impairment loss that was recognized during the three months ended June 30, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years.

Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the nine months ended September 30, 1998.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $27,356,000 and $23,200,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At September 30, 1998, and December 31, 1997, such cumulative unrecognized interest totaling approximately $220,429,000 and $197,800,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,926,000 which are superior to the Master Loan. Accordingly this fact has been taken into consideration in determining the fair value of the Master Loan.

During the nine months ended September 30, 1998, the Partnership made no advances to CCEP as an advance on the Master Loan.

During the nine months ended September 30, 1998, the Partnership received approximately $2,481,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment received from CCEP as stipulated by the Master Loan Agreement. Approximately $2,106,000 received was due to the sale of Northlake Quadrangle. Such proceeds are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $3,789,000 of interest payments were also made during the nine months ended September 30, 1998.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $14,244,000, were greater than the reserve requirement of approximately $6,261,000 at September 30, 1998.

NOTE E - SALE OF LAND

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

NOTE F - FINANCING

In September 1998, the Partnership obtained financing for The Sterling Apartment Homes and Commerce Center. The new indebtedness in the amount of $23,000,000 carries a stated interest rate of 6.77% per annum and is being amortized over 30 years with a balloon payment due October 1, 2008. Monthly payments of principal and interest in the amount of $149,483 commence November 1, 1998.

Total loan costs of $279,000 relating to the new financing have been capitalized and are being amortized over the term of the loan.

As a condition to the loan, the Partnership is required to make monthly deposits of $17,490 into a Replacement Reserve Fund for the term of the loan to pay the costs of replacements, tenant improvements and leasing commissions. The Partnership was also required to deposit a sum of $1,796,743 into a Repair Escrow Fund to pay for certain costs of repairs to the property to be completed within the next two years.

NOTE G - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the nine months ended September 30, 1998 and 1997:

                                      Average Occupancy
Property                              1998          1997

The Loft Apartments                   91%           95%
  Raleigh, North Carolina

The Sterling Apartment Homes          91%           85%
The Sterling Commerce Center          82%           69%
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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 1998, was approximately $2,062,000 and $28,993,000, respectively, compared to net income of approximately $976,000 and $2,544,000 for the corresponding periods ended September 30, 1997. The increase in net income is due to an increase in revenues, partially offset by an increase in expenses. Revenues increased due to increases in rental income and interest income recorded on the investment in Master Loan to affiliate and the reduction of provision for impairment loss. Rental income increased due to an increase in occupancy at The Sterling despite a decrease in occupancy at The Loft Apartments, as discussed above. As discussed in "Item 1 - Financial Statements, Note C - Net Investment in Master Loan", the Partnership recorded interest income of approximately $4,727,000 and $2,064,000 for the nine months ended September 30, 1998 and 1997, respectively, and recorded a reduction of allowance for impairment loss of approximately $23,269,000 for the nine months ended September 30, 1998. The increase in income recognized is due to an increase in the fair value of the underlying collateral properties as a result of capital improvements and repairs performed over the last few years, changing market conditions and due to improved operations at such properties. Contributing to the increase in expenses was an increase in depreciation expense, general and administrative expense, property tax expense and interest expense. The increase in depreciation is due to the major capital improvements and renovations to The Sterling over the past year. The increase in general and administrative expense is due to an increase in expense reimbursements and professional fees. Property tax expense increased at The Sterling for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, due to a reassessment of the property. Interest expense increased due to the financing of The Sterling in September 1998.

In the first quarter of 1998, there was a fire at The Lofts Apartments that was contained to one unit. The upstairs was completely destroyed and the downstairs endured water damage. A loss of approximately $14,000 related to this casualty has been included in operating expense for the nine months ended September 30, 1998.

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at the Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale which has been included in operating expense for the nine months ended September 30, 1998.

Included in operating expense for the nine months ended September 30, 1998, is approximately $313,000 of major repairs and maintenance comprised primarily of expenses related to window coverings and interior building improvements. Included in operating expense for the nine months ended September 30, 1997, is approximately $330,000 of major repairs and maintenance comprised primarily of major landscaping, window coverings and exterior and interior building improvements.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $13,761,000 versus approximately $8,221,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998, is approximately $5,070,000 compared to a net decrease of approximately $4,127,000 for the nine months ended September 30, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998, increased as a result of an increase in net income from operations, as discussed above, along with a decrease in cash used to pay accounts payable. The decrease in accounts payable for the nine months ended September 30, 1997, resulted from the payment of invoices relating to the renovations at The Sterling. The decrease in accounts payable for the nine months ended September 30, 1998, results from the timing of the payment of invoices. Net cash used in investing activities decreased due to an increase in principal receipts received on the Master Loan and a decrease in property improvements and replacements, due to the completion of most of the renovations at The Sterling. Net cash provided by financing activities increased due to the proceeds received from the financing of The Sterling.

In September 1998, the Partnership obtained financing for the Sterling Apartment Homes and Commerce Center. The new indebtedness in the amount of $23,000,000 carries a stated interest rate of 6.77% per annum and is being amortized over 30 years with a balloon payment due October 1, 2008. The net proceeds from this financing were distributed to limited partners during the third quarter of 1998.

Total loan costs of $279,000 relating to the new financing have been capitalized and are being amortized over the life of the loan.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $27,409,000 requires monthly principal and interest payments and requires balloon payments on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Distributions of approximately $21,780,000 were made to the limited partners during the nine months ended September 30, 1998 with a matching distribution of approximately $18,000 made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Distributions of approximately $1,979,000 were made to the limited partners during the nine months ended September 30, 1997 with a matching distribution of approximately $20,000 made to the General Partner. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $14,244,000, were greater than the reserve requirement of approximately $6,261,000 at September 30, 1998.

CCEP Property Operations

For the nine months ended September 30, 1998, CCEP's net loss totaled approximately $24,921,000 on total revenues of approximately $16,504,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1998, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $27,356,000, all but $3,789,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1998, the Partnership received approximately $2,481,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $79,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment from CCEP as described above. Approximately $2,106,000 received was due to the sale of Northlake Quadrangle, as discussed below.

On April 16, 1998, CCEP sold Northlake Quadrangle to an unrelated third party for a contract price of $2,325,000. The Partnership received net proceeds of approximately $2,106,000 after payment of closing costs. The proceeds were remitted to CCIP to pay down the Master Loan.

A loss on disposal of property of approximately $28,000 was the result of a re-roofing project at Regency Oaks Apartments in June 1998 and is included in operating expense at September 30, 1998. This loss was the result of the write-off of the old roof that was not fully depreciated at the time of the write-off.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-K: Refer to Exhibit Index in this report.

       (b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1998.



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



                             CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                             By:   CONCAP EQUITIES, INC.
                                   General Partner


                             By:   /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                             By:   /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                             Date: November 12, 1998



                                 EXHIBIT INDEX

S-K Reference
   Number               Description


  10.18 Contract of Sale for Northlake Quadrangle, Tucker, Georgia, Consolidated Capital Equity Partners, L.P. and SPIVLL Management and Investment Company dated December 17, 1997, filed in Form 10-Q for the quarter ended September 30, 1998.

  10.19 First Amendment to Contract of Sale for Northlake Quadrangle, Tucker, Georgia, between Consolidated Capital Equity Partners, L.P., and SPIVLL Management and Investment Company dated April 16, 1998, filed in Form 10-Q for the quarter ended September 30, 1998.

  10.20 Mortgage and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998..

  10.21 Repair Escrow Agreement between Kennedy Boulevard Associates I L.P., and Lehman Brothers Holdings Inc. dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

  10.22 Replacement Reserve and Security Agreement between Kennedy Boulevard Associates I L.P., and Lehman Brothers Holding Inc. dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

  27 Financial Data Schedule is filed as an exhibit to this report.

  99.1.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the nine months ended September 30, 1998 and 1997.