Form 10-K
period 1998-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1999-03-31
CIK 352983

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

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I



ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Consolidated Capital Institutional Properties (the "Partnership" or the "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of Units. The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200,000,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,290 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, in its absolute discretion, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the Corporate General Partner. In 1988, through a series of transactions Southmark Corporation ("Southmark") acquired control of CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's General Partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as Managing General Partner in all 16 partnerships. The selection of CEI as the General Partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO. (See "Transfer of Control" below)

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former Corporate General Partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

Through December 31, 1998, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1998, the balance of the Master Loan, net of the allowance for possible losses, was approximately $71,200,000. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has eleven (11) apartment buildings, and one (1) office complex. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling") (formerly known as The Carlton House Apartment and Office Building) through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling had also been collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property."

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 7" of this Form 10-K.

The Registrant has no employees. Management and administrative services are provided by the General Partner, and by agents retained by the General Partner. Property management services were performed at the Partnership's properties by an affiliate of the General Partner.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

On July 30, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $415 per Unit, net to the seller in cash. The Purchaser acquired 11,163.1 units at $415 per Unit pursuant to this tender offer as of December 31, 1998.

On October 30, 1997, another affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash. During December 1997 the Purchaser acquired 27,330 units at $400 per Unit related to this tender offer. In February 1998 the Purchaser acquired an additional 1570.5 units at $400 per Unit as a result of this tender offer.

Transfer of Control
Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1998, 1997, and 1996 is included in Item 8. Financial Statements - Note L and is an integral part of the Form 10-K.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The following table sets forth the Registrant's investment in real estate as of December 31, 1998:

                            Date of
Property                    Purchase    Type of Ownership          Use

The Loft Apartments        11/19/90    Fee ownership,         Apartment
 Raleigh, NC                           subject to a first     184 units
                                       mortgage.

The Sterling Apartment     12/01/95    Fee ownership,         Apartment
 Homes and Commerce                    subject to first       536 units
 Center                                mortgage. (1)          Commercial
 Philadelphia, PA                                             111,741 sq.ft.


(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                         Gross

                       Carrying   Accumulated                     Federal

Property                 Value   Depreciation   Rate   Method    Tax Basis

                           (in thousands)                      (in thousands)


The Loft Apartments     $ 6,881     $2,917      5-20     S/L     $ 5,567

The Sterling Apartment

 Homes and Commerce

  Center                 31,615      4,381      5-25     S/L      28,738


                        $38,496     $7,298                       $34,305


See "Note A" of the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                        Principal                                   Principal

                        Balance At   Stated                          Balance

                       December 31, Interest   Period   Maturity     Due At

Property                   1998       Rate   Amortized    Date    Maturity (3)

                           (in thousands)                        (in thousands)


The Loft Apartments

 1st mortgage             $ 4,395     6.95%     (1)    12/01/05     $ 3,903

The Sterling Apartment

 Homes and Commerce

 Center 1st mortgage       22,965     6.77%     (2)     10/01/08     19,975

                          $27,360                                   $23,878


(1) Payments of approximately $30,000 consisting of principal and interest are being amortized over 360 months with a balloon payment due December 1, 2005.

(2) Payments of approximately $149,000 consisting of principal and interest are being amortized over 120 months with a balloon payment due October 1, 2008.
(3) See "Item 8. Financial Statements and Supplementary Data _ Note E" for information with respect to the Registrant's ability to prepay those loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                  Average Annual                Average

                                   Rental Rates                Occupancy


Property                        1998          1997         1998        1997


The Loft Apartments         $ 8,664/unit $ 8,425/unit       92%         95%

The Sterling Apartment       13,121/unit  11,740/unit       92%         87%

  Homes (residential)

The Sterling Commerce        $14.43/s.f.   $13.87/s.f.      81%         70%

  Center (commercial)


The General Partner attributes the increase in occupancy at the Sterling Apartment Homes to recent renovations completed over the past year and to changes in demographics. The increase in occupancy at the Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The decrease in occupancy at the Loft is due to a declining market and increased competition in the area.
As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. Each apartment complex leases properties for terms of one year or less. There are no residential tenants who lease 10% or more of the available rental space. All of the properties (both commercial and residential) are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Capital Improvements" below for a description of budgeted capital improvements at the properties for 1999.

The following is a schedule of the lease expirations of the commercial space in The Sterling for the years beginning 1999 through the maturities of current leases:


                Number of                                          % of Gross

               Expirations       Square Feet       Annual Rent     Annual Rent


 1999             2                5,644         $  69,753            6.17%

 2000             2                5,786            71,242            6.30%

 2001             4                8,797           133,282           11.79%

 2002             1                2,943            42,408            3.75%

 2003             6               12,136           160,422           14.19%

 2004             1                2,835            41,122            3.64%

 2005             2                3,160            60,444            5.35%

 2006             1                3,838            65,000            5.75%

 2007             3               31,559           486,807           43.06%



The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of The Sterling Commerce Center.

                       Square Footage        Annual Rent
Nature of Business         Leased          Per Square Foot     Lease Expiration

Business Services          24,412               $11.65             7/31/07


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                 1998             1998

                                Billing           Rate

                             (in thousands)


The Loft                         $ 62             1.21%

The Sterling                      539             8.26%


CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed $128,000 of capital improvements at The Loft, consisting primarily of HVAC condensing units, carpet, and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near-term. Capital improvements planned for 1999 consist of HVAC condensing units, carpet and vinyl improvements, landscaping, and roof repairs. These improvements are budgeted for, but not limited to, approximately $132,000.

During 1998, the Partnership expended $3,111,000 on capital improvements at The Sterling, consisting primarily of electrical/breakers, cabinets/countertops, and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,407,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $3,013,000 are planned for 1999, including electrical repairs, plumbing fixtures, cabinets, and HVAC condensing units.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim. The General Partner is unable to determine the costs associated with this claim at this time.
In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.
The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 200,342 limited partnership units aggregating $200,342,000. The Partnership currently has 17,049 holders of record owning an aggregate of 199,045.2 Units. Affiliates of the General Partner own 91,143.8 units or 45.79% of the outstanding Limited Partnership Units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions of approximately $28,598,000 ($143.58 per limited partnership unit) were paid during the year ended December 31, 1998 of which $1,798,000 was paid from operations and $26,800,000 was paid out of surplus funds. Cash distributions of $1,999,000 ($9.94 per limited partnership unit) were paid from operations during the year ended December 31, 1997. During the first quarter of fiscal 1999, the Registrant made a surplus distribution in the amount of $1,850,000 ($9.29 per limited partnership unit). Included in both the 1998 and 1997 amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Furthermore, cash reserves are subject to the requirements of the Agreement which requires that the Partnership maintain reserves equal to 5% of Net investment Capital. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                          FOR THE YEARS ENDED DECEMBER 31,

                                    1998      1997       1996      1995      1994

STATEMENTS OF OPERATIONS

                                          (in thousands, except unit data)


Total Revenues                   $  37,663  $ 11,608  $  9,414   $  5,275  $  4,502

Total expenses                      (9,087)   (8,041)   (8,586)    (3,088)   (1,508)

Provision for impairment loss           --        --        --     (5,578)       --

Net income (loss)                $  28,576  $  3,567  $    828   $ (3,391) $  2,994

Net income (loss) per

  Limited Partnership Unit       $  142.12  $  17.74  $   4.12   $ (16.87) $  14.90


Distributions per

  Limited Partnership Unit       $  143.58  $   9.94  $  85.33   $  15.10  $  18.52

Limited Partnership

  Units outstanding              199,045.2   199,052   199,052    199,052   199,052



                                                 AS OF DECEMBER 31,

BALANCE SHEETS                      1998      1997       1996      1995       1994

                                                    (in thousands)


Total assets                     $115,182   $ 91,628  $ 91,657   $106,351  $107,630

Mortgage note payable            $ 27,360   $  4,448  $  4,498   $  4,545  $     --




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

1998 Compared with 1997

The Registrant's net income for the year ended December 31, 1998, was $28,576,000 as compared to $3,567,000 for the year ended December 31, 1997 (See "Note C" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income was due to an increase in total revenue partially offset by an increase in total expenses. Revenues increased due to increases in rental income, interest income recorded on the investment in Master Loan to affiliate and other income as well as the reduction of provision for impairment loss. Rental income increased due to an increase in occupancy and average annual rental rates at The Sterling offset somewhat by a decrease in occupancy at the Loft. The General Partner attributes the increase in occupancy at The Sterling Apartment Homes to recent renovations completed over the past year and to changes in demographics. The increase in occupancy at The Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The decrease in occupancy at the Loft is due to a declining market and increased competition in the area. As discussed in "Item
8. Financial Statements, Note D - Net Investment in Master Loan", the Partnership recorded interest income of approximately $4,138,000 and $2,668,000 for the years ended December 31, 1998 and 1997, respectively, and recorded a reduction of allowance for impairment loss of approximately $23,269,000 for the year ended December 31, 1998. The increase in income recognized is due to an increase in the fair value of the underlying collateral properties as a result of capital improvements and repairs performed over the last few years, changing market conditions and improved operations at such properties. See table below for details of average annual occupancy and rental rates for 1998, 1997 and 1996. The increase in other income is primarily due to increases in utility income and miscellaneous receipts.

Contributing to the increase in total expenses was an increase in depreciation expense, general and administrative expenses, property tax expense and interest expense. The increase in depreciation is due to the major capital improvements and renovations to the Sterling over the past year. The increase in general and administrative expenses is due to an increase in expense reimbursements, administrative expenses and audit fees. Property tax expense increased at the Sterling for the year ended December 31, 1998, compared to the year ended December 31, 1997, due to a reassessment of the property. Interest expense increased due to the financing of The Sterling in September 1998. Partially offsetting the increase in total expenses is a decrease in operating expense primarily as a result of decreased marketing activities at the Sterling Apartment homes, a major landscaping project completed at the Loft in 1997 and a decrease in utilities at the Sterling Commerce Center.


                  1998 Average Annual 1997 Average Annual 1996 Average Annual
                               Rental              Rental              Rental
                    Occupancy   Rate   Occupancy    Rate   Occupancy    Rate


Tates Creek Village    91%   $ 7,516       90%   $ 7,588       90%   $ 7,407
Magnolia Place         92%     5,813       91%     5,654       89%     5,462
Indian Creek
 Village               96%     7,971       94%     7,521       96%     6,962
Shirewood              92%     5,013       88%     4,909       89%     4,799
Society Park East      94%     6,458       96%     6,253       90%     6,080
Palm Lake              93%     7,540       95%     7,284       92%     6,972
Society Park           94%     5,782       93%     5,446       92%     5,178
Plantation Gardens     92%     8,462       93%     8,292       95%     8,045
Regency Oaks           95%     6,478       91%     6,292       93%     5,956
The Knolls             96%     7,696       95%     7,515       91%     7,151
Silverado              95%     5,668       91%     5,672       88%     5,775
444 De Haro (1)        97%     14.76       94%     13.94       98%     13.48
  (commercial)

(1)  Commercial average annual rental rate is per square foot.

The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates as presented in the table above. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP total approximately $367,000 for 1998, 1997 and 1996.






1997 Compared with 1996

The Registrant's net income for the year ended December 31, 1997 was $3,567,000 compared to $828,000 for the year ended December 31, 1996. The increase in net income was primarily due to an increase in revenue which was partially offset by an increase in expenses. Revenue increased primarily due to an increase in rental income, the recognition of interest income on investment in Master Loan in 1997 and other income which was offset by a decrease in interest income. The increase in interest income on investment in Master Loan is a result of an increase in the fair value of the underlying collateral properties due to an increase in operations of such properties. In addition, rental income increased at the Sterling residential property due to an increase in both average rental rates and average occupancy for 1997. Interest income decreased as a result of a decrease in investment balances during 1997.

Total expenses increased as a result of an increase in depreciation expense which was offset by decreases in operating, general and administrative expenses and property taxes. Depreciation expense increased for the year ended December 31, 1997 as a direct result of major capital improvements and renovations to The Sterling. Operating expenses decreased due to a reduction in repairs and maintenance expense for the Loft during 1997. Repairs and maintenance expense for the Loft was higher in 1996 than in 1997 due to property damages caused by Hurricane Fran. Operating expenses also decreased due to a reduction in the Sterling's insurance requirements during 1997 as a result of the completion of major renovations in 1996. The decrease in general and administrative expense is attributable to legal and professional fees incurred in 1996 as a result of the acquisition of the Sterling. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $8,683,000 as compared to approximately $8,691,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $2,602,000 of cash used in investing activities and $6,126,000 of cash used in financing activities, which was partially offset by $8,720,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements, lease commissions paid at The Sterling, and deposits to escrow accounts maintained by the mortgage lender, which were partially offset by principal repayments received on the Master Loan. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and payments of loan costs related to the financing of The Sterling, which were partially offset by financing proceeds from The Sterling.


In September 1998, the Partnership obtained financing for The Sterling Apartment Homes and Commerce Center. The new indebtedness in the amount of $23,000,000 carries a stated interest rate of 6.77% per annum and is being amortized over 30 years with a balloon payment due October 1, 2008. The net proceeds from this financing were distributed to limited partners during the third quarter of 1998.

Total loan costs of $440,000 relating to the new financing have been capitalized and are being amortized over the life of the loan.

At December 31, 1997, the Registrant had cash and cash equivalents of approximately $8,691,000 as compared to approximately $12,348,000 at December
31, 1996.   The decrease in cash and cash equivalents is due to $6,264,000 of cash used in investing activities and $2,049,000 of cash used in financing activities, which was partially offset by $4,656,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and deposits to escrow accounts maintained by the mortgage lender which were partially offset by receipts on the Master Loan. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $3,145,000 in capital improvements for all of the Registrant's properties in 1999. Capital improvements planned for 1999 at The Loft consist of HVAC condensing units, carpet and vinyl improvements, landscaping, and roof repairs. Capital improvements planned for 1999 at The


Sterling consist of electrical repairs, plumbing fixtures, cabinets, and HVAC condensing units. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs of the Registrant. The mortgage indebtedness of approximately $27,360,000 requires monthly principal and interest payments and requires balloon payments of $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008,
respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions of approximately $28,598,000 were paid during the year ended December 31, 1998 of which $1,798,000 was paid from operations and $26,800,000 was paid out of surplus funds. A cash distribution of $1,999,000 was paid from operations during the year ended December 31, 1997. During the first quarter of fiscal 1999, the Registrant made a distribution in the aggregate amount of $1,850,000. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.


The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $9,187,000, were greater than the reserve requirement of approximately $6,090,000 at December 31, 1998.

CCEP Property Operations

For the year ended December 31, 1998, CCEP's net loss totaled approximately $33,266,000 on total revenues of approximately $21,692,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 1998, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $36,333,000, all but $4,742,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the year ended December 31, 1998, the Partnership received approximately $2,687,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $285,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment from CCEP as described above. Approximately $2,106,000 received was due to the sale of Northlake Quadrangle, as discussed below.

On April 16, 1998, CCEP sold Northlake Quadrangle to an unrelated third party for a contract price of $2,325,000. The Partnership received net proceeds of approximately $2,106,000 after payment of closing costs. The proceeds were remitted to CCIP to pay down the Master Loan.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).



The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.



Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7A.  MARKET RISK FACTORS

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors does not offset the Partnership's results of operations as it relates to the Loan. See Item 8 - Financial Statements and Supplementary Data - Note D for further information.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1998, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.


The following table summarizes the Partnership's debt obligations at December 31, 1998. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of December 31, 1998.

                     Principal Amount by Expected Maturity

                                         Fixed Rate Debt
                          Long-term     Average Interest
                            Debt           Rate 6.86%
                                         (in thousands)
                            1999          $    282
                            2000               297
                            2001               323
                            2002               346
                            2003               371
                         Thereafter         25,741
                            Total         $ 27,360



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


 Report of Ernst & Young LLP, Independent Auditors

 Consolidated Balance Sheets as of December 31, 1998 and 1997

 Consolidated Statements of Operations for the Years Ended December 31, 1998,
      1997 and 1996

 Consolidated Statements of Changes in Partners' (Deficit) Capital for the
      Years Ended December 31, 1998, 1997 and 1996

 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
      1997 and 1996

 Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors


The Partners
Consolidated Capital Institutional Properties


We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 1999



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)




                                                            December 31,

Assets                                                   1998          1997

   Cash and cash equivalents                         $  8,683      $  8,691

   Receivables and deposits                               985           984

   Restricted escrows                                   1,912            66

   Other assets                                         1,243           383

   Interest receivable on Master Loan                      --           604


   Investment in Master Loan                           88,578        91,265

      Less: allowance for impairment loss             (17,417)      (40,686)

                                                       71,161        50,579

   Investment properties:

      Land                                              3,564         3,620

      Buildings and related personal property          34,932        31,715

                                                       38,496        35,335



      Less: accumulated depreciation                   (7,298)       (5,014)

                                                       31,198        30,321


                                                     $115,182      $ 91,628


Liabilities and Partners' (Deficit) Capital

Liabilities

   Accounts payable                                  $    431      $    164

   Tenant security deposit liabilities                    504           356

   Accrued property taxes                                  62            --

   Other liabilities                                      691           504

   Mortgage note payable                               27,360         4,448

                                                       29,048         5,472

Partners' (Deficit) Capital

   General Partner                                        (96)         (364)

   Limited Partners - (199,045.2 units and

   199,052 units issued and outstanding in

   1998 and 1997, respectively)                        86,230        86,520

                                                       86,134        86,156

                                                     $115,182      $ 91,628



          See Accompanying Notes to Consolidated Financial Statements



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                    Years Ended December 31,

                                                    1998        1997     1996

Revenues:

     Rental income                               $ 9,191     $ 7,908  $ 7,201

     Interest income on investment in

        Master Loan to affiliate                   4,138       2,668       --

     Reduction of provision for impairment loss   23,269          --      792

     Interest income                                 410         439      936

     Other income                                    655         593      485

        Total revenues                            37,663      11,608    9,414


Expenses:

     Operating                                     4,856       4,929    5,748

     General and administrative                      556         433      690

     Depreciation                                  2,292       1,797    1,259

     Interest                                        751         324      326

     Property taxes                                  632         558      563



        Total expenses                             9,087       8,041    8,586


Net income  (Note C)                             $28,576     $ 3,567  $   828


Net income allocated to general partner (1%)     $   286     $    36  $     8

Net income allocated to limited partners (99%)    28,290       3,531      820


                                                 $28,576     $ 3,567  $   828


Net income per Limited Partnership Unit          $142.12     $ 17.74  $  4.12


Distribution per Limited Partnership Unit        $143.58     $  9.94  $ 85.33

          See Accompanying Notes to Consolidated Financial Statements




                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                    Limited

                                  Partnership   General    Limited

                                     Units      Partner   Partners     Total


Original capital contributions       200,342.0 $     1   $200,342    $200,343


 Partners' (deficit) capital at

  December 31, 1995                  199,052.0 $  (358)  $101,134    $100,776


Distributions                               --     (30)   (16,986)    (17,016)


Net income for the year ended

  December 31, 1996                         --       8        820         828

Partners' (deficit) capital at

  December 31, 1996                  199,052.0    (380)    84,968      84,588



Distributions                               --     (20)    (1,979)     (1,999)


Net income for the year ended

  December 31, 1997                         --      36      3,531       3,567


Partners' (deficit) capital at

  December 31, 1997                  199,052.0    (364)    86,520      86,156


Distributions                               --     (18)   (28,580)    (28,598)


Abandonment of partnership units

 (Note K)                                 (6.8)     --         --          --


Net income for the year ended

  December 31, 1998                         --     286     28,290      28,576


Partners' (deficit) capital at

  December 31, 1998                  199,045.2 $   (96)  $ 86,230    $ 86,134

          See Accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years Ended December 31,

                                                      1998      1997      1996

Cash flows from operating activities:

Net income                                          $ 28,576  $  3,567  $   828

Adjustments to reconcile net income

 to net cash provided by operating activities:

   Depreciation and amortization                       2,360     1,827    1,277

   Casualty loss                                          14        --       --

   Gain on sale of land                                  (19)       --       --

   Reduction of provision for impairment loss        (23,269)       --     (792)

   Change in accounts:

       Receivables and deposits                           (1)        4      127

       Other assets                                     (209)      (40)     116

       Interest receivable on Master Loan                604      (604)      --

       Accounts payable                                  267      (176)     147

       Tenant security deposit liabilities               148        39       (6)

       Accrued property taxes                             62        --       --



       Other liabilities                                 187        39      (49)

Net cash provided by operating activities              8,720     4,656    1,648


Cash flows from investing activities:

   Property improvements and replacements             (3,239)   (8,202)  (5,757)

   Lease commissions paid                               (279)     (167)      --

   Proceeds from sale of securities

    available for sale                                    --         3    5,257

   Proceeds from sale of land                             75        --       --

   Net (deposits to) receipts from restricted

    escrows                                           (1,846)       (3)     265

   Principal receipts on Master Loan                   2,687     2,105    2,243

   Advances on Master Loan                                --        --     (367)

Net cash (used in) provided by investing activities   (2,602)   (6,264)   1,641


Cash flows from financing activities:

   Loan costs paid                                      (440)       --       --

   Distributions to partners                         (28,598)   (1,999) (17,016)

   Proceeds from mortgage note payable                23,000        --       --

   Payments on notes payable                             (88)      (50)     (47)



Net cash used in financing activities                 (6,126)   (2,049) (17,063)


Net decrease in cash and cash equivalents                 (8)   (3,657) (13,774)


Cash and cash equivalents at beginning of year         8,691    12,348   26,122


Cash and cash equivalents at end of year            $  8,683  $  8,691  $12,348


Supplemental disclosure of cash flow information:

   Cash paid for interest                           $    597  $    311  $   302


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Property Improvements and Replacements

Accounts payable was adjusted approximately $1,449,000 at December 31, 1996, for non-cash amounts in connection with property improvements and replacements.

          See Accompanying Notes to Consolidated Financial Statements



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 1998, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The General Partners of EP became Limited Partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO.

The Partnership owns and operates one apartment property and one multiple-use building in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of a note receivable which is collateralized by apartment and commercial properties located throughout the United States.



Principles of Consolidation: For the year ended December 31, 1997, the Partnership's financial statements included the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania Limited Partnership ("KBA-I, L.P.") which is 99% owned by the Partnership, Kennedy Boulevard Associates II, L.P. a Pennsylvania Limited Partnership ("KBA-II, L.P."), Kennedy Boulevard Associates III, L.P. a Pennsylvania Limited Partnership ("KBA-III, L.P."), Kennedy Boulevard Associates IV, L.P. a Pennsylvania Limited Partnership ("KBA-IV, L.P.") and Kennedy Boulevard GP I, a Pennsylvania Partnership. The General Partners of each of the affiliated Limited and General Partnerships are Limited Liability Corporations of which the Partnership is the sole member. The Limited Partners of each of the affiliated limited and general partnerships are either the Partnership or a Limited Liability corporation of which the Partnership is the sole member. Therefore, the Partnership controls the affiliated Limited and General Partnerships and consolidation is appropriate. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling").

As of December 31, 1997, KBA-I, L.P. became 100% effectively owned by the Registrant. All intercompany transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 199,045.2 and 199,052 Units outstanding in 1998 and 1997, respectively.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

Replacement Reserve

     At the time of the December 15, 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. At December 31, 1998, the balance remaining was approximately $81,000 and is included in restricted escrows.

     In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. As of December 31, 1998, the balance in this reserve totaled approximately $35,000 which includes interest.



Repair Escrow Fund

     In addition to the Replacement Reserve Fund, a Repair Escrow Fund was established with a portion of the proceeds of the new Sterling note to pay for certain costs of repairs to the property to be completed within the next two years. As of December 31, 1998, the balance in this Fund totaled approximately $1,797,000.

Escrows for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $461,000 and $437,000 at December 31, 1998 and 1997, respectively, and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over five years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over seven years.

Loan Costs: As of December 31, 1998 and 1997, loan costs of approximately $564,000 and $124,000 less accumulated amortization of approximately $46,000 and $26,000, respectively, are included in other assets and are being amortized on a straight-line basis over the life of the loans.



Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits totaling $503,000 and $356,000 as of December 31, 1998 and 1997, respectively, are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of one apartment complex and one multiple-use building consisting of apartment units and commercial space and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were recorded in the years ended December 31, 1998 and 1997.

Investment in Master Loan: In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", the allowance for credit losses related to loans that are identified for evaluation in accordance with the Statement is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases." Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At December 31, 1998 and 1997, lease commissions totaled approximately $469,000 and $204,000, with accumulated amortization of approximately $65,000 and $31,000, respectively.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an



Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note L" for detailed disclosure of the Partnership's segments)

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $138,000 and $164,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 and 1996 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INCOME TAXES



The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                               1998         1997         1996

Net income as reported                      $28,576      $3,567        $   828

Add (deduct):

  Deferred revenue and other liabilities        155          14             31

Depreciation differences                        459         266            264

   Accrued expenses                               3          (4)            17

   Interest income                           (4,138)     (2,668)            --

   Differences in valuation allowances      (23,269)         --           (792)

   Other loss on disposition                     --         (99)            --


Federal taxable income                      $ 1,786      $1,076        $   348


Federal taxable income per

limited partnership unit                    $  8.88      $ 5.35        $  1.73




The tax basis of the Partnership's assets and liabilities is approximately $51,303,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1998.

NOTE D - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its Limited Partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California General Partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At December 31, 1998, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 1998, and 1996 the Partnership recorded approximately $23,269,000 and $792,000, respectively, in income based upon an increase in the fair value of the collateral. No increase in the fair value of the collateral was recorded for the year ended December 31, 1997.

For the years ended December 31, 1998 and 1997, the Partnership recorded approximately $4,138,000 and $2,668,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement) as a result of improved operations at the properties which secure the loan.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $23,269,000 reduction in the provision for impairment loss recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerned effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years.



The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP total approximately $367,000 for 1998, 1997 and 1996.

Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly, reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.



Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $32,195,000, $30,100,000 and $29,500,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At December 31, 1998 and 1997, such cumulative unrecognized interest totaling approximately $229,995,000 and $197,800,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,855,000 as of December 31, 1998, which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the years ended December 31, 1998 and 1997, the Partnership made no advances to CCEP on the Master Loan. During the year ended December 31, 1996, the Partnership advanced approximately $367,000 to CCEP as an advance on the Master Loan to pay for deferred maintenance and capital improvements and to pay off certain third party mortgages.

During the year ended December 31, 1998, the Partnership received approximately $2,687,000 as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement, accounted for approximately $285,000. Approximately $296,000 received was due to an "Excess Cash Flow" payment received from CCEP as stipulated by the Master Loan Agreement. Approximately $2,106,000 received was due to the sale of Northlike Quadrangle. Such proceeds are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,742,000 of interest payments were also made during the year ended December 31, 1998.

Terms of the Master Loan Agreement




Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended December 31, 1998, 1997 and 1996 was 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matures in November 2000.




The investment in Master Loan consists of the following:

                                                       As of December 31,

                                                        1998         1997

                                                         (in thousands)

   Master Loan funds advanced,

      at beginning of year                           $91,265       $93,370

   Principal receipts on Master Loan                  (2,687)       (2,105)


   Master Loan funds advanced,

      at end of year                                 $88,578       $91,265


The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                   As of December 31,

                                              1998         1997        1996

                                                     (in thousands)

Allowance for impairment loss on Master

 Loan to affiliates, beginning of year     $40,686      $40,686      $41,478

 Reduction of impairment loss              (23,269)          --         (792)





Allowance for impairment loss on Master

 Loan to affiliates, end of year           $17,417      $40,686      $40,686


NOTE E - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                        Principal   Monthly                       Principal

                        Balance At  Payment   Stated               Balance

                       December 31,Including Interest  Maturity     Due At

Property                   1998     Interest   Rate      Date      Maturity

                          (in thousands)                        (in thousands)


The Lofts                 $ 4,395    $ 30      6.95%   12/1/05   $ 3,903


The Sterling Apartment     22,965     149      6.77%   10/1/08    19,975

 Homes and Commerce

  Center                  $27,360    $179                        $23,878




The mortgage notes payable are non-recourse and are secured by pledge of the respective properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

In September 1998, the Partnership obtained financing for The Sterling Apartment Homes and Commerce Center. The new indebtedness in the amount of $23,000,000 carries a stated interest rate of 6.77% per annum and is being amortized over 30 years with a balloon payment of approximately $19,975,000, due October 1, 2008. Monthly payments of principal and interest of approximately $149,000 commenced November 1, 1998.

Total loan costs of $440,000 relating to the new financing have been capitalized and are being amortized over the term of the loan.

As a condition to the loan, the Partnership is required to make monthly deposits of approximately $17,000 into a Replacement Reserve Fund for the term of the loan to pay the costs of replacements, tenant improvements and leasing commissions. As of December 31, 1998, the balance in the Partnership's Replacement Reserve Fund was approximately $35,000. The Partnership was also required to deposit approximately $1,797,000 into a Repair Escrow Fund to pay for certain costs of repairs to the property to be completed within the next two years.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


          1999            $   282



          2000                297

          2001                323

          2002                346

          2003                371

       Thereafter          25,741

                          $27,360



NOTE F - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1998, 1997, and 1996:


                                                           1998    1997   1996

                                                              (in thousands)


Property management fees (included in operating expenses)  $485   $424    $409

Reimbursement for services of

  affiliates (included in operating,

  general and administrative expenses, other

  assets and investment properties)                         543   587      485


Included in "Reimbursement for services of affiliates" for the years ended 1998, 1997 and 1996 is approximately $33,000, $191,000, and $219,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $167,000 of lease commissions are included for the years ended December 31, 1998 and 1997, respectively and approximately $171,000 in loan financing costs are included for the year ended December 31, 1998.


During the years ended December 31, 1998, 1997, and 1996, affiliates of the General Partner, were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $485,000, $424,000 and $409,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $543,000, $587,000, and $485,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash. During December 1997 the Purchaser acquired 27,330 units at $400 per Unit related to this tender offer. In February 1998, the Purchaser acquired an additional 1,570.5 units at $400 per Unit as a result of this tender offer.

On July 30, 1998, another affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $415 per Unit, net to the seller in cash. The Purchaser acquired 11,163.1 units at $415 per Unit pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 91,143.8 units or 45.79% of the outstanding Limited Partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.



When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

NOTE G _ COMMITMENTS

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $9,187,000, were greater than the reserve requirement of approximately $6,090,000 at December 31, 1998.

NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION



Investment Properties                         Initial Cost

                                             To Partnership


                                                     Buildings       Cost

                                                    and Related   Capitalized

                                                     Personal    Subsequent to

Description                 Encumbrances    Land     Property     Acquisition

                                              (in thousands)


The Lofts Apartments          $ 4,395    $ 1,053      $ 4,147      $ 1,681

  Raleigh, NC

The Sterling Apartment Homes   22,965      2,567       12,341       16,707

  and Commerce Center

  Philadelphia, PA            $27,360    $ 3,620      $16,488      $18,388







                   Gross Amount At Which Carried

                       at December 31, 1998


                       Buildings

                          And

                        Related

                        Personal             Accumulated    Date of      Date   Depreciable

Description     Land    Property    Total   Depreciation  Construction Acquired  Life-Years

                          (in thousands)


The Lofts      $   997  $  5,884    $ 6,881     $2,917        1975     11/19/90     5-20

The Sterling     2,567    29,048     31,615      4,381        1961     12/01/95     5-25

  Total        $ 3,564   $34,932    $38,496     $7,298



Reconciliation of "Real Estate and Accumulated Depreciation":

                                                  Years Ended December 31,

                                                 1998         1997       1996

                                                       (in thousands)



REAL ESTATE:

Balance, real estate at beginning of year     $35,335      $28,582     $ 21,376

 Property improvements and replacements         3,239        6,753        7,206

 Property sold/written off                        (78)          --           --

Balance, real estate at end of year           $38,496      $35,335     $ 28,582


ACCUMULATED DEPRECIATION:

Balance at beginning of year                  $ 5,014      $ 3,217     $  1,958

 Additions charged to expense                   2,292        1,797        1,259

Disposals due to write-offs                        (8)          --           --

Balance at end of year                        $ 7,298      $ 5,014     $  3,217


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $39,405,000 and $36,244,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $5,100,000 and $3,530,000, respectively.




NOTE I - REVENUES

Rental income on the commercial property leases is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):


      Year Ending

     December 31,

      1999              $   810

      2000                1,005

      2001                1,030

      2002                  985

      2003                  834

    Thereafter            2,457

                        $ 7,121


There is no assurance that this rental income will continue at the same level when the current leases expire.

NOTE J _ SALE OF LAND

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

NOTE K _ ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1998, the number of Limited Partnership Units decreased by 6.8 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner is still allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE L _ SEGMENT REPORTING

As defined by SFAS. No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's property segments consist of one apartment complex in North Carolina and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to people for terms that are typically less than twelve months. The commercial property leases space to various medical offices, various career services facilities, and a credit union at terms ranging from two months to fifteen years.




The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments are business units (investment properties) that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998, 1997, and 1996 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.






                1998                RESIDENTIAL COMMERCIAL    OTHER     TOTALS
                                                  (in thousands)
 Rental income                        $ 7,853     $ 1,338     $    --   $ 9,191
 Interest income                           27           6         377       410
 Other income                             470         155          30       655
 Interest expense                         751          --          --       751
 Depreciation                           2,240          52          --     2,292
 General and administrative expense        --          --         556       556
 Interest Income on Investment in
  Master Loan                              --          --       4,138     4,138
 Reduction of provision for
  impairment loss                          --          --      23,269    23,269
 Segment profit (loss)                    822         496      27,258    28,576
 Total assets                          35,283       1,281      78,618   115,182
 Capital expenditures for
   investment properties                2,902         337          --     3,239







                1997                RESIDENTIAL COMMERCIAL    OTHER     TOTALS
 Rental income                         $6,870     $ 1,038     $    --     7,908
 Interest income                           26           4         409       439
 Other income                             456         137          --       593
 Interest expense                         324          --          --       324
 Depreciation                           1,782          15          --     1,797
 General and administrative expense        --          --         433       433
 Interest Income on Investment
  in Master Loan                           --          --       2,668     2,668
 Segment profit (loss)                    717         206       2,644     3,567
 Total assets                          31,556         566      59,506    91,628
 Capital expenditures for
   investment properties                6,659           94         --     6,753

                1996
 Rental income                        $ 6,185     $ 1,016     $    --  $ 7,201
 Interest income                           30           3         903      936
 Other income                             402          83          --      485
 Interest expense                         326          --          --      326
 Depreciation                           1,256           3          --    1,259
 General and administrative expense        --          --         690      690
 Reduction of provision for
  impairment loss                          --          --         792      792
 Segment profit (loss)                   (280)        103       1,005      828
 Total assets                          27,212         289      64,156   91,657



 Capital expenditures for
   investment properties                5,757          --          --    5,757

NOTE M _ LEGAL PROCEEDINGS

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim. The General Partner is unable to determine the costs associated with this claim at this time.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP

The names and ages of, as well as the positions and offices held by, the present executive officers of ConCap Equities, Inc. ("CEI") and directors, the Partnership's General Partner as of December 31, 1998, their ages and the nature of all positions with CEI presently held by them are as follows:

        Name            Age                       Position

Patrick J. Foye         41        Executive Vice President and Director

Timothy R. Garrick      42        Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council.



He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President _ Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1998.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1998, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the
Partnership:

                                     NUMBER OF        PERCENT
        NAME AND ADDRESS               UNIT          OF TOTAL

Insignia Properties, L.P.
(an affiliate of AIMCO)            50,549.4          25.396%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)            28,832.5          14.485%
Cooper River Properties, L.L.C.
(an affiliate of AIMCO)            11,163.1           5.608%
AIMCO Properties, L.P.
(an affiliate of AIMCO)               598.8           0.301%

Reedy River Properties, L.L.C., Cooper River Properties LLC, AIMCO Properties, L.P. and Insignia Properties LP are indirectly ultimately owned by AIMCO. With the exception of AIMCO Properties, L.P., the business address of these affiliates is 55 Beattie Place, Greenville, SC 29602. The business address for AIMCO Properties, L.P., is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

 (b)    Beneficial Owners of Management



Except as described in "Item 12(a)" above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

As of December 31, 1998, the following entity was known to CEI to be the beneficial owner of more than 5 percent (5%) of its common stock:

                                       NUMBER OF        PERCENT
             NAME AND ADDRESS         CEI SHARES       OF TOTAL

      Insignia Properties Trust         100,000          100%
      55 Beattie Place
      P.O. Box 1089
      Greenville, SC 29602

Effective February 26, 1999 Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation. As a result, AIMCO ultimately acquired a 100% interest in Insignia Properties Trust.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the years ended December 31, 1998, 1997, and 1996:


                                                           1998   1997    1996

                                                             (in thousands)


Property management fees (included in operating expenses) $485    $424   $409

Reimbursement for services of

  affiliates (included in operating,

  general and administrative expenses, other

  assets and investment properties)                        543    587     485


Included in "Reimbursement for services of affiliates" for the years ended 1998, 1997 and 1996 is approximately $33,000, $191,000, and $219,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $167,000 of lease commissions are included for the years ended December 31, 1998 and 1997, respectively and approximately $171,000 in loan financing costs are included for the year ended December 31, 1998.



During the years ended December 31, 1998, 1997, and 1996, affiliates of the General Partner, were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $485,000, $424,000 and $409,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $543,000, $587,000, and $485,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash. During December 1997 the Purchaser acquired 27,330 units at $400 per Unit related to this tender offer. In February 1998, the Purchaser acquired an additional 1,570.5 units at $400 per Unit as a result of this tender offer.

On July 30, 1998, another affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $415 per Unit, net to the seller in cash. The Purchaser acquired 11,163.1 units at $415 per Unit pursuant to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 91,143.8 units or 45.79% of the outstanding Limited Partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.



When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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





                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


    1.   Financial Statements Consolidated Capital Equity Partners, L.P.

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations for the Years Ended December 31,
         1998, 1997 and 1996

       Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years Ended December 31,
         1998, 1997 and 1996

       Notes to Consolidated Financial Statements

(2).      Schedules

           All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.



(3).       Exhibits

       (a) See exhibit index

       (b) Reports on Form 8-K filed in the fourth quarter of 1998:
           Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc., to AIMCO.





                                      Exhibits



S-K REFERENCE                          DOCUMENT DESCRIPTION

 3             Certificates of Limited Partnership, as amended to date.
               (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991("1991 Annual Report")).

10.1 Amended Loan Agreement dated November15, 1990 (the "Effective Date"), by and between the Partnership and EP (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Annual Report")).

10.2 Assumption Agreement as of the Effective Date, by and between EP and CCEP (Incorporated by reference to the 1990 Annual Report).

10.3 Assignment of Claims as of the Effective Date, by and between the Partnership and EP (Incorporated by reference to the 1990 Annual Report).

10.4 Assignment of Partnership Interests in Western Can, Ltd., by and between EP and CCEP (Incorporated by reference to the 1990 Annual Report).



10.5 Bill of Sale and Assignment dated October 23,1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.6 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 series of Property
               Management contracts).  (Incorporated by     reference to the
               1990 Annual Report).

10.7           Construction Management Cost Reimbursement   Agreement dated
               January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the 1991 Annual Report).

10.8           Investor Services Agreement dated October 23,     1990, by and
               between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.9 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990 by and between CCEC and ConCap Services Company (Incorporated by reference to the 1990 Annual Report).



10.10          Letter of Notice dated December 20,1991, from     Partnership
               Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the 1991 Annual Report).

10.11          Financial Services Agreement dated October 23,    1990, by and
               between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.12          Assignment and Assumption Agreement  (Financial   Services
               Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.13 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the 1991 Annual Report).

10.14 Property Management Agreement No. 503 dated February 16, 1993, by and between the Partnership, New Carlton House Partners, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

10.15 Property Management Agreement No. 508 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.




10.16 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

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




10.19 First Amendment to Contract of Sale for Northlake Quadrangle, Tucker, Georgia, between Consolidated Capital Equity Partners, L.P., and SPIVLL Management and Investment Company dated April 16,1998, filed in Form 10-Q for the quarter ended September 30, 1998.

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

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of Item 8 - Financial Statements of this Form 10-K).



16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

27 Financial Data Schedule containing summary financial information extracted from the balance sheet and statement of operations which is qualified in its entirety by reference to such financial statements.

28.1           Fee Owner's Limited Partnership Agreement dated November 14, 1990
               (Incorporated by reference to      the 1990 Annual Report).

99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 1998 and 1997.





                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                                  By: CONCAP EQUITIES, INC.
                                      General Partner,


                                  By: /s/Patrick J. Foye
                                      Patrick J. Foye
                                      Executive Vice President


                                  By: /s/Timothy R. Garrick
                                      Timothy R. Garrick
                                      Vice President _ Accounting

                                  Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




March 31, 1999                     By:  /s/Patrick J. Foye
Date                                    Patrick J. Foye
                                        Executive Vice President
                                        and Director


March 31, 1999                    By:   /s/Timothy R. Garrick
Date                                    Timothy R. Garrick
                                        Vice President _ Accounting
                                        and Director