Form 10-Q
period 1999-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1999-05-17
CIK 352983

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

                 For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to  ___________

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
                                  (Unaudited)
                        (in thousands, except unit data)


                                                   March 31,  December 31,

                                                     1999         1998

                                                  (Unaudited)    (Note)

Assets

  Cash and cash equivalents                        $  7,230    $  8,683

  Receivables and deposits                              597         985

  Restricted escrows                                  1,994       1,912

  Other assets                                        1,757       1,243

  Investment in Master Loan                          88,457      88,578

     Less:  allowance for impairment loss           (17,417)    (17,417)

                                                     71,040      71,161

  Investment properties:

     Land                                             3,564       3,564

     Building and related personal property          35,482      34,932

                                                     39,046      38,496

     Less:  accumulated depreciation                 (7,872)     (7,298)

                                                     31,174      31,198

                                                   $113,792    $115,182
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                 $    101    $    431

  Tenant security deposits                              525         504

  Accrued property taxes                                 16          62

  Other liabilities                                     585         691

  Mortgage note payable                              27,282      27,360

                                                     28,509      29,048
Partners' (Deficit) Capital

  General Partner                                       (86)        (96)

  Limited Partners (199,045.20 units issued and

  outstanding at March 31, 1999, and

  December 31, 1998)                                 85,369      86,230

                                                     85,283      86,134

                                                   $113,792    $115,182


Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements


b)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                   Three Months Ended

                                                        March 31,

                                                     1999       1998

Revenues:

  Rental income                                    $ 2,456    $ 2,181

  Interest income on investment in

     Master Loan to affiliate                          800      1,640

  Interest income                                       72         89

  Other income                                         133        128

       Total revenues                                3,461      4,038

Expenses:

  Operating                                          1,158      1,400

  Depreciation                                         574        544

  General and administrative                           116        131

  Property taxes                                       143        187

  Interest                                             471         80

       Total expenses                                2,462      2,342

Net income                                         $   999    $ 1,696

Net income allocated to general partner (1%)       $    10    $    17

Net income allocated to limited partners (99%)         989      1,679

                                                   $   999    $ 1,696

Net income per Limited Partnership Unit            $  4.97    $  8.43

Distributions per Limited Partnership Unit         $  9.29    $  8.94


          See Accompanying Notes to Consolidated Financial Statements

c)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)





                                 Limited

                               Partnership  General    Limited

                                  Units     Partner    Partners    Total


Original capital contributions    200,342   $     1   $200,342   $200,343

Partners' (deficit) capital at

  December 31, 1997               199,052   $  (364)  $ 86,520   $ 86,156

Distributions                          --       (18)    (1,780)    (1,798)

Net income for the three months

  ended March 31, 1998                 --        17      1,679      1,696

Partners' (deficit) capital at

  March 31, 1998                  199,052   $  (365)  $ 86,419   $ 86,054

Partners' (deficit) capital at

  December 31, 1998             199,045.2   $   (96)  $ 86,230   $ 86,134

Distributions                          --        --     (1,850)    (1,850)

Net income for the three months

  ended March 31, 1999                 --        10        989        999

Partners' (deficit) capital at

  March 31, 1999                199,045.2   $   (86)  $ 85,369   $ 85,283


          See Accompanying Notes to Consolidated Financial Statements
d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                       Three Months Ended

                                                           March 31,

                                                       1999         1998

Cash flows from operating activities:

  Net income                                          $    999     $  1,696

Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation and amortization                          604          554

    Casualty loss                                           --           14

    Change in accounts:

      Receivables and deposits                             388          470

      Other assets                                        (536)        (388)

      Interest receivable on Master Loan                    --       (1,036)

      Accounts payable                                    (330)         (51)

      Tenant security deposit liabilities                   21           61

      Accrued property taxes                               (46)          17

      Other liabilities                                   (106)         (75)

          Net cash provided by operating

            activities                                     994        1,262

Cash flows from investing activities:

  Property improvements and replacements                  (550)      (1,178)

  Principal receipts on Master Loan                        121          375

  Net deposits to restricted escrows                       (82)         (60)

          Net cash used in

            investing activities                          (511)        (863)

Cash flows from financing activities:

  Distributions to partners                             (1,850)      (1,798)

  Payments on notes payable                                (78)         (13)

  Loan costs paid                                           (8)          --

          Net cash used in

            financing activities                        (1,936)      (1,811)


Net decrease in cash and cash equivalents               (1,453)      (1,412)


Cash and cash equivalents at beginning of period         8,683        8,691

Cash and cash equivalents at end of period            $  7,230     $  7,279

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $    461     $     77


          See Accompanying Notes to Consolidated Financial Statements


e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 1998, for the Partnership.

Principles of Consolidation: The Partnership's financial statements include the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania Limited Partnership ("KBA-I, L.P."), Kennedy Boulevard Associates II, L.P. a Pennsylvania Limited Partnership ("KBA-II, L.P."), Kennedy Boulevard Associates III, L.P. a Pennsylvania Limited Partnership ("KBA-III, L.P."), Kennedy Boulevard Associates IV, L.P. a Pennsylvania Limited Partnership ("KBA-IV, L.P.") and Kennedy Boulevard GP I, a Pennsylvania Partnership. The general partners of each of the affiliated Limited and General Partnerships are Limited Liability Corporations of which the Partnership is the sole member. The Limited Partners of each of the affiliated limited and general partnerships are either the Partnership or a Limited Liability Corporation of which the Partnership is the sole member. Therefore, the Partnership controls the affiliated Limited and General Partnerships and consolidation is appropriate. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling").

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                              Three Months
                                                                  Ended

                                                                March 31,

                                                              1999     1998

                                                             (in thousands)


  Property management fees (included in operating expenses)  $133     $117

  Reimbursement for services of affiliates  (included in

    operating, general and administrative expenses, other

    assets and investment properties)                          69      101


Included in "Reimbursement for services of affiliates" for the three months March 31, 1998 is approximately $31,000 in reimbursements for construction oversight costs and approximately $4,000 of lease commissions. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner, were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $133,000 and $117,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $101,000 for the three months ended March 31, 1999 and 1998, respectively.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 45,000 of the outstanding units of limited partnership interest in the Partnership, at $400 per Unit, net to the seller in cash. During December 1997, the Purchaser acquired 27,330 units at $400 per Unit related to this tender offer. In February 1998, the Purchaser acquired an additional 1,570.5 units at $400 per Unit as a result of this tender offer.

NOTE D - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 1999, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1999 and 1998, the Partnership recorded approximately $800,000 and $1,640,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $9,293,000 and $9,181,000 for the three months ended March 31, 1999 and 1998, respectively.

Interest income is recognized on the cash basis as allowed under SFAS 114. At March 31, 1999, and December 31, 1998, such cumulative unrecognized interest totaling approximately $239,288,000 and $229,995,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,783,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 1999, the Partnership made no advances to CCEP as an advance on the Master Loan.

During the three months ended March 31, 1999, the Partnership received approximately $121,000 as principal payments on the Master Loan. Such payments represent cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $800,000 of interest payments were also made during the three months ended March 31, 1999.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $7,754,000, were greater than the reserve requirement of approximately $5,998,000 at March 31, 1999.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derived its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's property segments consist of one apartment complex in North Carolina and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, various career services facilities, and a credit union at terms ranging from two months to fifteen years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

               1999                RESIDENTIAL COMMERCIAL    OTHER     TOTALS

Rental income                        $ 2,130     $   326    $    --   $ 2,456
Interest income                           10           1         61        72
Other income                             109          24         --       133
Interest expense                         412          59         --       471
Depreciation                             561          13         --       574
General and administrative expense        --          --        116       116
Interest income on investment in
 Master Loan                              --          --        800       800
Segment profit                           203          51        745       999
Total assets                          34,461       1,422     77,909   113,792
Capital expenditures for
  investment properties                  549           1         --       550

               1998                RESIDENTIAL COMMERCIAL    OTHER     TOTALS

Rental income                         $1,890     $   291    $    --     2,181
Interest income                            9           1         79        89
Other income                             107          21         --       128
Interest expense                          80          --         --        80
Depreciation                             533          11         --       544
General and administrative expense        --          --        131       131
Interest income on investment
 in Master Loan                           --          --      1,640     1,640
Segment profit                            54          54      1,588     1,696
Total assets                          32,460         719     58,286    91,465
Capital expenditures for
  investment properties                1,024         154         --     1,178

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the three months ended March 31, 1999 and 1998:

                                             Average
                                            Occupancy
                                        1999         1998
Property
The Loft Apartments                     96%          91%
   Raleigh, North Carolina

The Sterling Apartment Homes            94%          92%

The Sterling Commerce Center            79%          75%
   Philadelphia, Pennsylvania


The General Partner attributes the increase in occupancy at The Loft Apartments to increased marketing and capital improvements to increase the curb appeal of the property. Also, the property changed the timing of lease expirations. They now expire during the spring and summer months when there is more rental traffic at the property rather than during the winter months when traffic is historically slower. The increase in occupancy at the Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999 was approximately $999,000 compared to net income of approximately $1,696,000 for the three months ended March 31, 1998. The decrease in net income is due to a decrease in total revenues as well as an increase in total expenses. Total revenues decreased due primarily to a decrease in interest income related to the Master Loan which was partially offset by an increase in rental income. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. Cash flow for these properties was lower for the three months ended March 31, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to increases in occupancy and the average rental rates at the Registrant's investment properties.

The increase in total expenses is primarily attributable to increases in interest expense and, to a lesser extent, depreciation expense, partially offset by decreases in operating, general and administrative, and property tax expense. Interest expense increased due to the financing of The Sterling in September 1998. Depreciation expense increased due to major capital improvements and renovations at the Sterling during 1998. Decreases in operating expenses were mainly due to the completion of interior building improvements at The Sterling during the three months ended March 31, 1998. In addition, there was a fire at The Loft Apartments during the three months ended March 31, 1998. The fire was contained in one unit of the property. The upstairs was completely destroyed and the downstairs endured water damage. A loss of approximately $14,000 related to this casualty has been included in operating expense for the three months ended March 31, 1998.

Property tax expense decreased as a result of all the improvements completed at The Sterling over the last few years. In the first part of 1998, the assessed value of the property was increased with a corresponding bill being received for a portion of the prior tax year which was then paid during the three months ended March 31, 1998. General and administrative expense decreased slightly during the three months ended March 31, 1999. Included in general and administrative expenses are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $7,230,000 as compared to approximately $7,279,000 at March 31, 1998. Cash and cash equivalents decreased approximately $1,453,000 for the three month period ended March 31, 1999, from the Registrant's fiscal year end and is primarily due to approximately $1,936,000 of cash used in financing activities and to a lesser extent, approximately $511,000 of cash used in investing activities, which was partially offset by approximately $994,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender, which was partially offset by principal repayments received on the Master Loan. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and payments of loan costs. The Registrant invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $7,754,000, were greater than the reserve requirement of approximately $5,998,000 at March 31, 1999.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for the Registrant's properties are detailed below.

The Loft:

During the three months ended March 31, 1999, the Partnership completed approximately $14,000 of capital improvements at The Loft, consisting primarily of carpet replacement and drapery and blinds. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near-term. Capital improvements planned for 1999 consist of HVAC condensing units, carpet and vinyl improvements, landscaping, and roof repairs. These improvements are budgeted for, but not limited to, approximately $132,000.

The Sterling:

During the three months ended March 31, 1999, the Partnership expended approximately $536,000 on capital improvements at The Sterling, consisting primarily of plumbing and electrical upgrades, cabinet replacements, interior decorating and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,407,000 of capital improvements over the near-term. Capital improvements budgeted for, but not limited to, approximately $3,013,000 are planned for 1999, including electrical repairs, plumbing fixtures, cabinets, and HVAC condensing units.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,282,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from surplus cash of approximately $1,850,000 ($9.29 per limited partnership unit) were paid during the three months ended March 31, 1999 and approximately $1,798,000 ($8.94 per limited partnership unit) from operations during the three months ended March 31, 1998. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

CCEP Property Operations

For the three months ended March 31, 1999, CCEP's net loss totaled approximately $9,220,000 on total revenues of approximately $5,349,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $10,069,000, all but $800,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 1999, the Partnership received approximately $121,000 as principal payments on the Master Loan. This amount was cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 3.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

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




                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

S-K Reference
Number         Description

27   Financial Data Schedule is filed as an exhibit to this report.

99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 1999 and 1998.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.





                                   SIGNATURES


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


                              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                              By:  CONCAP EQUITIES, INC.
                                   General Partner,


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date:  May 17, 1999