Form 10-Q
period 1999-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1999-08-13
CIK 352983

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

                  For the quarterly period ended June 30, 1999

                                       or

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
                                  (Unaudited)
                        (in thousands, except unit data)


                                                   June 30,    December 31,

                                                     1999          1998

                                                 (Unaudited)      (Note)

Assets

  Cash and cash equivalents                       $  7,515      $  8,683

  Receivables and deposits                           1,009           985

  Restricted escrows                                 2,046         1,912

  Other assets                                       1,766         1,243


  Investment in Master Loan                         88,454        88,578

     Less:  allowance for impairment loss          (17,417)      (17,417)

                                                    71,037        71,161

  Investment properties:

     Land                                            3,564         3,564

     Building and related personal property         35,959        34,932

                                                    39,523        38,496

     Less:  accumulated depreciation                (8,561)       (7,298)

                                                    30,962        31,198


                                                  $114,335      $115,182
Liabilities and Partners' (Deficit) Capital

Liabilities

  Accounts payable                                $    245      $    431

  Tenant security deposits liabilities                 524           504

  Accrued property taxes                                33            62

  Other liabilities                                    566           691

  Mortgage note payable                             27,215        27,360

                                                    28,583        29,048
Partners' (Deficit) Capital

  General Partner                                      (81)          (96)

  Limited Partners (199,045.20 units issued and

  outstanding at June 30, 1999, and

  December 31, 1998)                                85,833        86,230

                                                    85,752        86,134

                                                  $114,335      $115,182


Note:The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements
b)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended  Six Months Ended

                                      June 30,           June 30,

                                   1999      1998     1999     1998

Revenues:

  Rental income                   $ 2,463   $ 2,360  $ 4,919  $ 4,541

  Interest income on investment

     in Master Loan to affiliate      252     1,544    1,053    3,184

  Reduction of provision for

     impairment loss                   --    23,269       --   23,269

  Interest income                      69        81      141      170

  Other income                        177       169      309      297

       Total revenues               2,961    27,423    6,422   31,461

Expenses:

  Operating                         1,050     1,224    2,208    2,624

  Depreciation                        689       558    1,263    1,102

  General and administrative          181       176      297      307

  Property taxes                       81       150      224      337

  Interest                            491        80      962      160

       Total expenses               2,492     2,188    4,954    4,530

Net income                        $   469   $25,235  $ 1,468  $26,931

Net income allocated

    to general partner (1%)       $     5   $   252  $    15  $   269

Net income allocated

    to limited partners (99%)         464    24,983    1,453   26,662


                                  $   469   $25,235  $ 1,468  $26,931
Net income per Limited

    Partnership Unit              $  2.33   $125.51  $  7.30  $133.94


Distributions per Limited

    Partnership Unit              $    --   $    --  $  9.29  $  8.94

          See Accompanying Notes to Consolidated Financial Statements
c)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership  General    Limited

                                     Units     Partner   Partners     Total


Original capital contributions       200,342   $     1   $200,342   $200,343

Partners' (deficit) capital at

  December 31, 1997                  199,052   $  (364)  $ 86,520   $ 86,156


Distributions                             --       (18)    (1,780)    (1,798)


Net income for the six months

  ended June 30, 1998                     --       269     26,662     26,931


Partners' (deficit) capital at

  June 30, 1998                      199,052   $  (113)  $111,402   $111,289


Partners' (deficit) capital at

  December 31, 1998                199,045.2   $   (96)  $ 86,230   $ 86,134


Distributions                             --        --     (1,850)    (1,850)


Net income for the six months

  ended June 30, 1999                     --        15      1,453      1,468


Partners' (deficit) capital at

  June 30, 1999                    199,045.2   $   (81)  $ 85,833   $ 85,752


          See Accompanying Notes to Consolidated Financial Statements
d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended

                                                               June 30,

                                                           1999         1998

Cash flows from operating activities:

  Net income                                            $  1,468     $ 26,931

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation and amortization                          1,327        1,130

    Casualty loss                                             --           14

    Reduction of provision for impairment loss                --      (23,269)

    Change in accounts:

      Receivables and deposits                               (24)         295

      Other assets                                          (505)        (388)

      Interest receivable on Master Loan                      --         (940)

      Accounts payable                                      (186)         (63)

      Tenant security deposit liabilities                     20           76

      Accrued property taxes                                 (29)          33

      Other liabilities                                     (125)         (61)

          Net cash provided by

            operating activities                           1,946        3,758

Cash flows from investing activities:

  Net deposits to restricted escrows                        (134)         (61)

  Property improvements and replacements                  (1,027)      (1,863)

  Lease commissions paid                                     (74)        (260)

  Principal receipts on Master Loan                          124        2,481

          Net cash (used in) provided by

            investing activities                          (1,111)         297

Cash flows from financing activities:

  Distributions to partners                               (1,850)      (1,798)

  Payments on notes payable                                 (145)         (26)

  Loan costs paid                                             (8)          --

          Net cash used in financing activities           (2,003)      (1,824)

Net (decrease) increase in cash and cash equivalents      (1,168)       2,231

Cash and cash equivalents at beginning of period           8,683        8,691

Cash and cash equivalents at end of period              $  7,515     $ 10,922

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    933     $    154


          See Accompanying Notes to Consolidated Financial Statements


e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998, for the Partnership.

Principles of Consolidation: The Partnership's financial statements include the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania Limited Partnership ("KBA-I, L.P."), Kennedy Boulevard Associates II, L.P. a Pennsylvania Limited Partnership ("KBA-II, L.P."), Kennedy Boulevard Associates III, L.P. a Pennsylvania Limited Partnership ("KBA-III, L.P."), Kennedy Boulevard Associates IV, L.P. a Pennsylvania Limited Partnership ("KBA-IV, L.P.") and Kennedy Boulevard GP I, a Pennsylvania Partnership. The general partners of each of the affiliated limited and general partnerships are Limited Liability Companies of which the Partnership is the sole member. The Limited Partners of each of the affiliated limited and general partnerships are either the Partnership or a Limited Liability Company of which the Partnership is the sole member. Therefore, the Partnership owns 100% of and controls the affiliated limited and general partnerships. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling").

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                              1999       1998

                                                               (in thousands)


  Property management fees (included in operating expenses)  $266      $239

  Reimbursement for services of affiliates  (included in

    operating, general and administrative expenses, other

    assets and investment properties)                         126       172


During the six months ended June 30, 1999 and 1998, affiliates of the General Partner, were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $266,000 and $239,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $126,000 and $172,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $19,000 and $32,000 in reimbursements for construction oversight costs for the six months ended June 30, 1999 and 1998, respectively, and approximately $4,000 of lease commissions for the six months June 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 48,977.06 (24.61% of the total outstanding units) units of limited partnership in the Partnership for a purchase price of $424 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,736.20 units. As a result, AIMCO and its affiliates currently own 95,857.60 units of limited partnership interest in the Partnership representing 48.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At June 30, 1999, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1999 and 1998, the Partnership recorded approximately $1,053,000 and $3,184,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the six months ended June 30, 1998, a reduction in the provision for impairment loss was recognized for approximately $23,269,000 due to an increase in the net realizable value of the collateral properties. There was no change in the provision for impairment loss for the six months ended June 30, 1999. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements. The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates of such properties. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP total approximately $367,000 for 1998, 1997 and 1996.

Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly, reduced the allowance for impairment loss on the master loan during the six months ended June 30, 1998.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $19,108,000 and $18,325,000 for the six months ended June 30, 1999 and 1998, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At June 30, 1999, and December 31, 1998, such cumulative unrecognized interest totaling approximately $249,104,000 and $229,995,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,709,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 1999, the Partnership made no advances to CCEP as an advance on the Master Loan.

During the six months ended June 30, 1999, the Partnership received approximately $124,000 as principal payments on the Master Loan. Such payments represent cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $1,053,000 of interest payments were also made during the six months ended June 30, 1999.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $8,039,000, were greater than the reserve requirement of approximately $5,998,000 at June 30, 1999.

NOTE F - SUBSEQUENT EVENT

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

NOTE G - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

               1999                RESIDENTIAL COMMERCIAL    OTHER    TOTALS

Rental income                        $ 4,240     $   679    $    --   $ 4,919
Interest income                           15           2        124       141
Other income                             240          69         --       309
Interest income on investment in
 Master Loan                              --          --      1,053     1,053
Interest expense                         844         118         --       962
Depreciation                           1,228          35         --     1,263
General and administrative expense        --          --        297       297
Segment profit                           413         175        880     1,468
Total assets                          34,663       1,638     78,034   114,335
Capital expenditures for
  investment properties                1,012          15         --     1,027



               1998                RESIDENTIAL COMMERCIAL    OTHER    TOTALS

Rental income                         $3,830     $   711    $    --   $ 4,541
Interest income                           12           2        156       170
Other income                             220          77         --       297
Interest income on investment
 in Master Loan                           --          --      3,184     3,184
Reduction of provision for
 impairment loss                          --          --     23,269    23,269
Interest expense                         160          --         --       160
Depreciation                           1,080          22         --     1,102
General and administrative expense        --          --        307       307
Segment profit                           379         250     26,302    26,931
Total assets                          32,380       1,139     83,201   116,720
Capital expenditures for
  investment properties                1,620          243        --     1,863

NOTE H - LEGAL PROCEEDINGS

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancies of the properties for the six months ended June 30, 1999 and 1998:

                                                   Average
                                                  Occupancy
                                              1999         1998
Property
The Loft Apartments                           96%          92%
   Raleigh, North Carolina

The Sterling Apartment Homes                  93%          92%

The Sterling Commerce Center                  88%          79%
   Philadelphia, Pennsylvania


The General Partner attributes the increase in occupancy at The Loft Apartments to increased marketing and capital improvements to increase the curb appeal of the property. Also, the property changed the timing of lease expirations. They now expire during the spring and summer months when there is more rental traffic at the property rather than during the winter months when traffic is historically slower. The increase in occupancy at the Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation and common area renovations.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999 was approximately $1,468,000 compared to a net income of approximately $26,931,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $469,000 for the three months ended June 30, 1999 compared to net income of $25,235,000 for the corresponding period in 1998. The decrease in net income for the three and six month periods ended June 30, 1999 compared with the corresponding periods in 1998 was primarily due to the $23,269,000 reduction of provision for impairment loss recognized in 1998. Excluding the reduction of provision for impairment loss, the Partnership's net income for the three and six months ended June 30, 1998 was approximately $1,966,000 and $3,662,000, respectively. The decrease in total revenues, exclusive of the reduction of provision for impairment loss, is due to a decline in interest income related to the Master Loan, which was partially offset by an increase in rental income. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties, which secure the Master Loan. Cash flow for these properties was lower for the six months ended June 30, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to an increase in occupancy at all three of the Registrant's investment properties and an increase in the average rental rates at The Loft and The Sterling Apartment Homes.

The increase in total expenses is primarily attributable to increases in interest and depreciation expenses, partially offset by decreases in operating and property tax expenses. Interest expense increased due to the financing of The Sterling in September 1998. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1998 and the first half of 1999. The decrease in operating expenses was mainly due to the completion of interior building improvements at The Sterling during the six months ended June 30, 1998. Also contributing to the decrease in operating expense is a decrease in insurance expense due to a change in insurance carriers and a decrease in legal fees which were incurred in the six months ended June 30, 1998 to defend the Partnership's objection of an increase in assessment values at The Sterling. In addition, there was a fire at The Loft Apartments during the six months ended June 30, 1998 which was contained in one unit of the property. The upstairs was completely destroyed and the downstairs endured water damage. A loss of approximately $14,000 related to this casualty was included in operating expense for the six months ended June 30, 1998. Property tax expense decreased due to a payment of prior year taxes being included in the expense through June 30, 1998. This was a result of the assessed value of The Sterling increasing as a result of the significant amount of improvements completed at the property during 1997 and 1998. This assessment increase affected the 1997 tax year which had already passed and therefore the payment was reflected in the six month expense of June 30, 1998.

Included in general and administrative expenses for the three and six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $7,515,000 as compared to approximately $10,922,000 at June 30, 1998. Cash and cash equivalents decreased approximately $1,168,000 for the six months ended June 30, 1999 from the Partnership's fiscal year end. This decrease was primarily due to approximately $2,003,000 of net cash used in financing activities and approximately $1,111,000 of net cash used in investing activities, which was partially offset by approximately $1,946,000 of net cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements, net deposits to escrow accounts maintained by the mortgage lender and lease commissions paid, which is partially offset by principal repayments received on the Master Loan. The Registrant invests its working capital reserves in a money market account.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $8,039,000, were greater than the reserve requirement of approximately $5,998,000 at June 30, 1999.

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

The Loft:

During the six months ended June 30, 1999, the Partnership completed approximately $47,000 of capital improvements at The Loft, consisting primarily of flooring replacement, roof and air conditioning repairs, and drapery and blinds. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $132,000 are planned for 1999 which include certain of the required improvements and consist of HVAC condensing units, carpet and vinyl improvements, landscaping, and roof repairs.

The Sterling:

During the six months ended June 30, 1999, the Partnership expended approximately $980,000 on capital improvements at The Sterling, consisting primarily of plumbing and electrical upgrades, new appliances, cabinet and furniture replacements, interior decorating and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,407,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $3,013,000 are planned for 1999, which include certain of the required improvements and consist of electrical repairs, plumbing fixtures, cabinets, and HVAC condensing units.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,215,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Cash distributions from surplus cash of approximately $1,850,000 were paid to limited partners ($9.29 per limited partnership unit) during the six months ended June 30, 1999 and approximately $1,798,000 from operations, of which $1,780,000 was paid to limited partners ($8.94 per limited partnership unit), during the six months ended June 30, 1998. Included in the 1998 amounts were payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Subsequent to the quarter ended June 30, 1999, the General Partner approved a distribution of approximately $400,000 to be paid to limited partners from surplus funds ($2.01 per limited partnership unit). The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 1999 or subsequent periods.

CCEP Property Operations

For the six months ended June 30, 1999, CCEP's net loss totaled approximately $18,569,000 on total revenues of approximately $10,601,000. CCEP recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $20,161,000, all but $1,053,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1999, the Partnership received approximately $124,000 as principal payments on the Master Loan. This amount was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

CCEP's commercial property, 444 Deharo, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 48,977.06 (24.61% of the total outstanding units) units of limited partnership in the Partnership for a purchase price of $424 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,736.20 units. As a result, AIMCO and its affiliates currently own 95,857.60 units of limited partnership interest in the Partnership representing 48.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not offset the Partnership's results of operations as it relates to the Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

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

                  99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 1999 and 1998.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended June 30, 1999.

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


                              Date:  August 12, 1999