Form 10-Q
period 1999-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 1999-11-15
CIK 352983

FORM 10-Q-_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
a)

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                  September 30   December 31
                                                      1999          1998
                                                  (Unaudited)      (Note)
Assets
Cash and cash equivalents                           $ 30,721      $  8,683
Receivables and deposits                                 927           985
Restricted escrows                                       561         1,912
Other assets                                           1,675         1,243
Investment in Master Loan                             68,425        88,578
   Less: allowance for impairment loss               (17,417)      (17,417)
                                                      51,008        71,161
Investment properties:
Land                                                   3,564         3,564
Building and related personal property                36,684        34,932
                                                      40,248        38,496
Less:  accumulated depreciation                       (9,272)       (7,298)
                                                      30,976        31,198
                                                    $115,868      $115,182
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                    $    201      $    431
Tenant security deposits liabilities                     575           504
Accrued property taxes                                    49            62
Distributions payable                                 20,375            --
Other liabilities                                        574           691
Mortgage note payable                                 27,147        27,360
                                                      48,921        29,048
Partners' (Deficit) Capital
General partner                                         (62)           (96)
Limited partners (199,045.20 units issued and
outstanding)                                          67,009        86,230
                                                      66,947        86,134
                                                    $115,868      $115,182

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

          See Accompanying Notes to Consolidated Financial Statements


b)

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           1999      1998     1999      1998
Revenues:
Rental income                            $ 2,470   $ 2,300  $  7,389  $  6,841
Interest income on investment in
  Master Loan to affiliate                 1,691     1,543     2,744     4,727
Reduction of provision for
  impairment loss                             --        --        --    23,269
Interest income                               54       138       195       308
Other income                                 145       179       454       476
Total revenues                             4,360     4,160    10,782    35,621
Expenses:
Operating                                    936     1,106     3,144     3,730
Depreciation                                 711       598     1,974     1,700
General and administrative                   120       142       417       449
Property taxes                               142       146       366       483
Interest                                     485       106     1,447       266
Total expenses                             2,394     2,098     7,348     6,628

Net income                               $ 1,966   $ 2,062  $  3,434  $ 28,993

Net income allocated
to general partner (1%)                  $    19   $    21  $     34  $    290
Net income allocated
to limited partners (99%)                  1,947     2,041     3,400    28,703
                                         $ 1,966   $ 2,062  $  3,434  $ 28,993

Net income per limited partnership unit  $  9.78   $ 10.26  $  17.08  $ 144.20

Distributions per limited partnership
  unit                                   $104.35   $100.48  $ 113.64  $ 109.42


          See Accompanying Notes to Consolidated Financial Statements


c)

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership  General   Limited
                                  Units     Partner   Partners     Total

Original capital contributions    200,342   $     1   $200,342   $200,343

Partners' (deficit) capital
at December 31, 1997              199,052   $  (364)  $ 86,520    $ 86,156

Distributions                          --       (18)   (21,780)    (21,798)

Net income for the nine months
ended September 30, 1998               --       290     28,703      28,993

Partners' (deficit) capital
at September 30, 1998             199,052   $   (92)  $ 93,443   $  93,351

Partners' (deficit) capital at
  December 31, 1998             199,045.2       (96)  $ 86,230   $  86,134

Distributions                          --        --    (22,621)    (22,621)

Net income for the nine months
ended September 30, 1999               --        34      3,400       3,434

Partners' (deficit) capital at
September 30, 1999              199,045.2  $    (62)  $ 67,009    $ 66,947

          See Accompanying Notes to Consolidated Financial Statements


d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                                $  3,434     $28,993
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                2,067       1,747
Casualty loss                                                   --          14
Reduction of provision for impairment loss                      --     (23,269)
  Gain on sale of land                                          --         (19)
   Change in accounts:
Receivables and deposits                                        58          72
Other assets                                                  (517)       (311)
Interest receivable on Master Loan                              --        (938)
Accounts payable                                              (230)        (28)
Tenant security deposit liabilities                             71         127
Accrued property taxes                                         (13)         46
Other liabilities                                             (117)        (72)
Net cash provided by operating activities                    4,753       6,362

Cash flows from investing activities:
Receipts from (net deposits) to restricted escrows           1,351      (1,860)
Property improvements and replacements                      (1,752)     (2,613)
Lease commissions paid                                          --        (259)
Proceeds from sale of land                                      --          75
Principal receipts on Master Loan                           20,153       2,481
Net cash provided by (used in) investing activities         19,752      (2,176)

Cash flows from financing activities:
Distributions to partners                                   (2,246)    (21,798)
Proceeds from mortgage note payable                             --      23,000
Payments on notes payable                                     (213)        (39)
Loan costs paid                                                 (8)       (279)
Net cash (used in) provided by financing activities         (2,467)        884

Net increase in cash and cash equivalents                   22,038       5,070
Cash and cash equivalents at beginning of period             8,683       8,691
Cash and cash equivalents at end of period                $ 30,721    $ 13,761

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $  1,404    $    257

Supplemental disclosure of non-cash activity:

As of September 30, 1999, distributions payable was adjusted by approximately $20,375,000 relating to non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements



e)

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Principles of Consolidation

The Partnership's financial statements include the accounts of Kennedy Boulevard Associates I, L.P. ("KBA-I, L.P."), Kennedy Boulevard Associates II, L.P. ("KBA-II, L.P."), Kennedy Boulevard Associates III, L.P. ("KBA-III, L.P."), Kennedy Boulevard Associates IV, L.P. ("KBA-IV, L.P."), which are all Pennsylvania Limited Partnerships, and Kennedy Boulevard GP I, a Pennsylvania Partnership. The general partners of each of the affiliated limited and general partnerships are Limited Liability Companies of which the Partnership is the sole member.
The Limited Partners of each of the affiliated limited and general partnerships are either the Partnership or a Limited Liability Company of which the Partnership is the sole member. Therefore, the Partnership owns 100% of and controls the affiliated limited and general partnerships. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling").

NOTE B _ TRANSFER OF CONTROL

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

NOTE C _ RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $ 395     $ 362
Reimbursement for services of affiliates (included in
 operating, and general and administrative expenses, other
 assets and investment properties)                               187       337

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $395,000 and $362,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $187,000 and $337,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $20,000 and $33,000 in reimbursements for construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively. In addition, approximately $66,000 of lease commissions and approximately $35,000 in loan financing costs were paid to an affiliate of the General Partner for the nine months September 30, 1998. No such costs were incurred for the nine months ended September 30, 1999.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 48,977.06 units of limited partnership interest in the Partnership (approximately 24.61% of the total outstanding units) for a purchase price of $424 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,736.20 units. As a result, AIMCO and its affiliates currently own 96,887.20 units of limited partnership interest in the Partnership representing approximately 48.68% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note H - Legal Proceedings").


NOTE D - NET INVESTMENT IN MASTER LOAN

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At September 30, 1999, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1999 and 1998, the Partnership recorded approximately $2,744,000 and $4,727,000, respectively, of interest income based upon cash generated as a result of improved operations at the properties which secure the loan.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the nine months ended September 30, 1998, a reduction in the provision for impairment loss was recognized for approximately $23,269,000 due to an increase in the net realizable value of the collateral properties. There was no change in the provision for impairment loss for the nine months ended September 30, 1999. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements. The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates of such properties. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. For the nine months ended September 30, 1999, approximately $2,092,000 of capital improvements have been completed at the collateral properties. These improvements have been funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP total approximately $367,000 for 1998, 1997 and 1996. During the nine months ended September 30, 1999, the Partnership made no advances to CCEP as an advance on the Master Loan.

Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly, reduced the allowance for impairment loss on the master loan during the nine months ended September 30, 1998.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $27,471,000 and $27,356,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At September 30, 1999, and December 31, 1998, such cumulative unrecognized interest totaling approximately $257,467,000 and $229,995,000 was not included in the balance of the investment in Master Loan. In addition, nine of the properties are collateralized by first mortgages totaling approximately $22,632,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the nine months ended September 30, 1999, the Partnership received approximately $20,153,000 as principal payments on the Master Loan. Approximately $153,000 of these payments represent cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. In addition, approximately $20,000,000 represents part of the approximately $21,900,000 in net proceeds from the sale of 444 DeHaro. The remaining net proceeds will be paid to CCIP during the fourth quarter of 1999. Approximately $2,744,000 of interest payments were also made during the nine months ended September 30, 1999.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $31,287,000, were greater than the reserve requirement of approximately $4,959,000 at September 30, 1999. At September 30, 1999 the Partnership had declared a distribution payable of approximately $20,375,000. This distribution was subsequently paid during October 1999, thereby reducing the reserve amount noted above to approximately $10,912,000.

NOTE F - SALE OF LAND

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

NOTE G _ SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consist of one apartment complex in North Carolina and one multiple-use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities, and a credit union at terms ranging from two months to fifteen years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

              1999               Residential  Commercial    Other     Totals

Rental income                      $ 6,325      $ 1,064     $  --     $ 7,389
Interest income                         20            4       171         195
Other income                           343          111        --         454
Interest income on investment in
  Master Loan                           --           --     2,744       2,744
Interest expense                     1,290          157        --       1,447
Depreciation                         1,912           62        --       1,974
General and administrative
  expense                               --           --       417         417
Segment profit                         569          367     2,498       3,434
Total assets                        34,718        1,860    79,290     115,868
Capital expenditures for
  investment properties              1,716           36        --       1,752


              1998               Residential  Commercial    Other      Totals

Rental income                      $ 5,795      $ 1,046    $    --    $ 6,841
Interest income                         20            4        284        308
Other income                           358          118         --        476
Interest income on investment
  in Master Loan                        --           --      4,727      4,727
Reduction of provision for
  impairment loss                       --           --     23,269     23,269
Interest expense                       266           --         --        266
Depreciation                         1,662           38         --      1,700
General and administrative
  expense                               --           --        449        449
Segment profit                         757          405     27,831     28,993
Total assets                        34,847        1,294     85,716    121,857
Capital expenditures for
  investment properties              2,369          244         --      2,613

NOTE H _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

The Loft Apartments                         96%        91%
  Raleigh, North Carolina

The Sterling Apartment Homes                91%        91%
The Sterling Commerce Center                88%        82%
  Philadelphia, Pennsylvania

The General Partner attributes the increase in occupancy at The Loft Apartments to increased marketing and capital improvements to increase the curb appeal of the property. Also, the property changed the timing of lease expirations. They now expire during the spring and summer months when there is more rental traffic at the property rather than during the winter months when traffic is historically slower. The increase in occupancy at the Sterling Commerce Center is attributable to major capital improvements including exterior renovations, elevator rehabilitation and common area renovations which have been completed over the last year.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999 was approximately $3,434,000 compared to a net income of approximately $28,993,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $1,966,000 for the three months ended September 30, 1999 compared to net income of $2,062,000 for the corresponding period in 1998. The decrease in net income for the nine months ended September 30, 1999 compared with the corresponding period in 1998 was primarily due to the $23,269,000 reduction of provision for impairment loss recognized in 1998. Excluding the reduction of provision for impairment loss, the Partnership's net income for the nine months ended September 30, 1998 was approximately $5,724,000. For the comparable nine month periods, total revenues decreased exclusive of the reduction of provision for impairment loss, due to a decline in interest income related to the Master Loan, which was partially offset by an increase in rental income. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties, which secure the Master Loan. Cash flow for these properties was lower for the nine months ended September 30, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to an increase in occupancy at The Loft and The Sterling Commerce Center and an increase in the average annual rental rates at The Loft and The Sterling Apartment Homes.

The increase in total expenses for both the three and nine months ended September 30, 1999 is primarily attributable to increases in interest and depreciation expenses, partially offset by decreases in operating, general and administrative and property tax expenses. Interest expense increased due to the financing of The Sterling in September 1998. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1998 and the nine months ended September 30, 1999. The decrease in operating expenses was mainly due to the completion of interior building improvements at The Sterling during the nine months ended September 30, 1998. Also contributing to the decrease in operating expense is a decrease in insurance expense due to a change in insurance carriers and a decrease in legal fees which were incurred during the nine months ended September 30, 1998 to defend the Partnership's objection of an increase in assessment values at The Sterling. General and administrative expense decreased due to a decrease in reimbursements to the General Partner for accountable administrative expenses, which is partially offset by an increase in legal fees due to the settlement of legal disputes as previously disclosed in prior quarters. Property tax expense decreased due to a refund received at The Sterling during the nine months ended September 30, 1999 as a result of the successful appeal of the increase in the property's assessment values.

Included in general and administrative expenses for the three and nine month periods ended September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $30,721,000 as compared to approximately $13,761,000 at September 30, 1998. Cash and cash equivalents increased approximately $22,038,000 for the nine months ended September 30, 1999 from the Partnership's fiscal year end. This increase was primarily due to approximately $19,752,000 of net cash provided by investing activities and, to a lesser extent, to approximately $4,753,000 of net cash provided by operating activities which was partially offset by approximately $2,467,000 of net cash used in financing activities. Cash provided by investing activities consisted primarily of principal repayments received on the Master Loan and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender which is partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of loan costs. The Registrant invests its working capital reserves in a money market account.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $31,287,000, were greater than the reserve requirement of approximately $4,959,000 at September 30, 1999. At September 30, 1999 the Partnership had declared a distribution payable of approximately $20,375,000. This distribution was subsequently paid during October 1999, thereby reducing the reserve amount noted above to approximately $10,912,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

The Loft

During the nine months ended September 30, 1999, the Partnership completed approximately $75,000 of capital improvements at The Loft, consisting primarily of flooring replacement, roof and air conditioning improvements, landscaping and drapery and blinds. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $132,000 are planned for 1999 which include certain of the required improvements and consist of HVAC condensing units, carpet and vinyl improvements, landscaping, and roof upgrades.

The Sterling

During the nine months ended September 30, 1999, the Partnership completed approximately $1,677,000 of capital improvements at The Sterling, consisting primarily of plumbing and electrical upgrades, new appliances, cabinet and furniture replacements and interior building improvements. These improvements were funded primarily from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,407,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $3,013,000 are planned for 1999 which include certain of the required improvements and consist of electrical upgrades, plumbing fixtures, cabinets, and HVAC condensing units.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately 27,147,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $2,246,000 were paid to limited partners ($11.28 per limited partnership unit) during the nine months ended September 30, 1999. In addition, distributions totaling approximately $20,375,000 were declared as of September 30, 1999 and paid from surplus funds in October 1999 to the limited partners ($102.36 per limited partnership unit). During the nine months ended September 30, 1998, the Partnership paid approximately $21,798,000 in distributions from operations, of which $21,780,000
was paid to limited partners ($109.42 per limited partnership unit).   Included
in the 1998 amounts were payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

CCEP Property Operations

For the nine months ended September 30, 1999, CCEP's net loss totaled approximately $11,516,000 on total revenues of approximately $14,329,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $30,215,000, all but $2,744,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1999, the Partnership received approximately $20,153,000 as principal payments on the Master Loan. Approximately $153,000 of this amount was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. The remaining $20,000,000 represents part of the net proceeds from the sale of 444 DeHaro. The property was sold in September 1999 to an unrelated third party for a contract price of approximately $23,250,000. CCEP received net proceeds of approximately $21,900,000 after the payment of closing costs. The remaining net proceeds will be paid to CCIP during the fourth quarter of 1999.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 48,977.06 (approximately 24.61% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $424 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,736.20 units. As a result, AIMCO and its affiliates currently own 96,887.20 units of limited partnership interest in the Partnership representing approximately 48.68% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note
H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan, interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not offset the Partnership's results of operations as it relates to the Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               S-K Reference
                    Number         Description

27   Financial Data Schedule, is filed as an exhibit to this report.

99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statement for the nine months ended September 30, 1999 and 1998.

b)   Reports on Form 8-K during the quarter ended September 30, 1999:

     Current report on Form 8-K dated September 7, 1999 and filed on September 21, 1999 disclosing the sale of 444 DeHaro in CCEP.



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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 15, 1999