Form 10-K
period 1999-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2000-03-30
CIK 352983

March 30, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Institutional Properties
      Form 10-K

      File No. 0-10831


To Whom it May Concern:

The accompanying Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                     FORM 10-K--ANNUAL REPORT PURSUANT TO
        SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

               UNITED STATE SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from _________to _________

                         Commission file number 0-10831

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
               (Name of registrant as specified in its charter)

         California                                              94-2744492
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                      None

        Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

General

Consolidated   Capital   Institutional    Properties   (the   "Partnership"   or
"Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of Units. The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200,000,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,296.8 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, in its absolute discretion, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the Corporate General Partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO. (See "Transfer of Control" below)

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former Corporate General Partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

Through December 31, 1999, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1999, the balance of the Master Loan, net of the allowance for possible losses, was approximately $50,448,000. EP used the proceeds from these loans to acquire eighteen (18) apartment buildings and four (4) office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has eleven (11) apartment buildings. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling") (formerly known as The Carlton House Apartment and Office Building) through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling has also been collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services were performed at the Partnership's properties by an affiliate of the General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 115,486.5 limited partnership units in the Partnership representing 58.02% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in "Item 7" of this Form 10-K.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements - Note L" and is an integral part of the Form 10-K.

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

During 1989, EP defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP's consensual plan of reorganization (the "Plan"). In November 1990, EP and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP was converted from a California General Partnership to a California Limited Partnership, Consolidated Capital Equity Partners, L.P., ("CCEP"), and CCEP renewed the deeds of trust on all the collateral to secure the New Master Loan Agreement.

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

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000. The Registrant is currently evaluating its options as to the maturity of the Master Loan in November 2000. The options include foreclosing on the properties that collateralize the Master Loan or extending the terms of the loan.

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

Item 2.  Description of Properties:

The following table sets forth the Partnership's investment in real estate as of December 31, 1999:


                                 Date of
Property                         Purchase        Type of Ownership           Use

The Loft Apartments              11/19/90   Fee ownership, subject to   Apartment
  Raleigh, NC                               a first mortgage            184 units

The Sterling Apartment Homes     12/01/95   Fee ownership subject to    Apartment
  and Commerce Center                       a first mortgage (1)        536 units
  Philadelphia, PA                                                      Commercial
                                                                        110,368 sq ft

(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)


The Loft Apartments       $ 7,043      $ 3,219     5-20 yrs    S/L       $ 5,203

The Sterling Apartment
  Homes and Commerce

  Center                   33,636        6,734     5-25 yrs    S/L        28,846

                          $40,679      $ 9,953                           $34,049

See "Note A" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation policy and "Note N - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgages encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At                                      Balance
                          December 31,  Interest   Period     Maturity     Due At
        Property              1999        Rate    Amortized     Date    Maturity (3)
                         (in thousands)                                (in thousands)

The Loft Apartments
  1st mortgage              $ 4,338       6.95%      (1)      12/01/05     $ 3,903

The Sterling Apartment
  Homes and Commerce
  Center
  1st mortgage                22,736      6.77%      (2)      10/01/08      19,975

                            $ 27,074                                      $ 23,878

(1) Payments of approximately $30,000 consisting of principal and interest are being amortized over 360 months with a balloon payment due December 1, 2005.

(2) Payments of approximately $149,000 consisting of principal and interest are being amortized over 120 months with a balloon payment due on October 1, 2008.

(3) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay these mortgage and other specific details about the mortgages.

Rental Rate and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:


                                              Average Annual            Average
                                               Rental Rates            Occupancy
 Property                                    1999          1998      1999     1998

 The Loft Apartments                     $8,771/unit   $8,664/unit    96%     92%

 The Sterling Apartment Homes
   (residential)                         14,371/unit   13,121/unit    91%     92%

 The Sterling Commerce Center
   (commercial)                           $14.90/s.f.  $14.43/s.f.    84%     81%

The increase in occupancy at the Sterling Commerce Center is attributable to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The increase in occupancy at The Loft is due to increased marketing and capital improvements completed to increase the curb appeal of the property. Also, the property changed the timing of lease expirations. They now expire during the spring and summer months when there is more rental traffic at the property rather than during the winter months when traffic is historically slower.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. Each apartment complex leases properties for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2000 through the maturities of the current leases.

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent
  2000               3               6,687           $ 93,793          7.32%
  2001               3               4,792             80,216          6.26%
  2002               4               8,948            192,074         14.98%
  2003               6              12,136            160,422         12.51%
  2004               1               2,835             41,122          3.21%
  2005               1               2,259             37,893          2.96%
  2006               1               3,838             65,000          5.07%
  2007               3              40,894            611,586         47.70%

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of The Sterling Commerce Center.

                          Square Footage         Annual Rent
  Nature of Business          Leased           Per Square Foot  Lease Expiration

  Business Services           33,747               $12.12            7/31/07

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                            (in thousands)

The Loft Apartments                              $ 67            1.31%
The Sterling Apartment Homes and
  Commerce Center                                 505            8.77%

Capital Improvements:

The Loft Apartments: During the year ended December 31, 1999, the Partnership completed approximately $162,000 of capital improvements at The Loft Apartments, consisting primarily of flooring replacement, roof and air conditioning improvements, major landscaping and interior enhancements. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $55,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center: During the year ended December 31, 1999, the Partnership completed approximately $2,021,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of plumbing and electrical upgrades, new appliances, cabinet and furniture replacements and interior building improvements. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $160,800 for the apartments and $1.00 per square foot or $110,368 for the Commerce Center. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 8. Financial Statements and Supplementary Data - Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units aggregating $200,342,000. The Partnership currently has 13,686 holders of record owning an aggregate of 199,045.2 Units. Affiliates of the General Partner owned 115,486.50 units or 58.02% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1997, 1998 and 1999 and the subsequent period through March 15, 2000 (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.):

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

               1997                    $ 1,999,000 (1)        $ 9.94

               1998                   $28,598,000 (2)        $143.58

               1999                   $22,621,000 (3)        $113.65

         1/1/00 - 3/15/00             $ 5,481,000 (3)        $ 27.54

(1)   Distribution was made from cash from operations.

(2) Consists of $1,798,000 of cash from operations and $26,800,000 of cash from surplus funds.

(3)   Distributions were made from surplus funds.

The Registrant's distribution policy is reviewed on a semi-annual basis. Future distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. Furthermore, cash reserves are subject to the requirement of the Agreement which requires that the Partnership maintain reserves equal to 5% of Net Investment Capital. There can be no assurance, however that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

                                           FOR THE YEARS ENDED DECEMBER 31,
                               1999         1998         1997         1996         1995
STATEMENTS OF OPERATIONS
                                           (in thousands, except unit data)

Total Revenues             $   13,545   $   14,394   $   11,608   $    9,414   $    5,275
Total Expenses                 (9,773)      (9,087)      (8,041)      (8,586)      (3,088)
Decrease (increase) in
 provision for impairment
  loss                             --       23,269           --           --       (5,578)
Net income (loss)          $    3,772   $   28,576   $    3,567   $      828   $   (3,391)
Net income (loss) per
  Limited Partnership Unit $    18.76   $   142.12   $    17.74   $     4.12   $   (16.87)

Distributions per Limited

  Partnership Unit         $   113.65   $   143.58   $     9.94   $    85.33   $    15.10
Limited Partnership Units
  outstanding               199,045.2    199,045.2      199,052      199,052      199,052

                                          AS OF DECEMBER 31,
BALANCE SHEETS                1999          1998         1997         1996         1995
                                            (in thousands)
Total assets              $ 95,668      $115,182     $ 91,628     $ 91,657      $106,351

Mortgage note payable     $ 27,074      $ 27,360     $  4,448     $  4,498      $  4,545


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

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

Results of Operations

1999 Compared with 1998

The Registrant's net income for the year ended December 31, 1999, was approximately $3,772,000 compared to net income of approximately $28,576,000 for the corresponding period in 1998. (See "Item 8. Financial Statements and
Supplementary Data, Note C" for a reconciliation of these amounts to the Registrant's federal taxable income.) The decrease in the net income for the year ended December 31, 1999 was primarily due to the $23,269,000 reduction of provision for impairment loss recognized in 1998. No reduction of allowance for impairment loss was recorded for December 31, 1999 as the fair value of the collateral properties underlying the Master Loan did not significantly change from the fair value at December 31, 1998 and accordingly no change to the allowance was deemed necessary during 1999. Excluding the reduction of provision for impairment loss, the Registrant's net income for the year ended December 31, 1998 was approximately $5,307,000. For the comparable years, total revenues decreased, exclusive of the reduction of provision for impairment loss, due to a decline in interest income related to the Master Loan, which was partially offset by an increase in rental income. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties, which secure the Master Loan. Cash flow for these properties was lower for the year ended December 31, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to an increase in occupancy at The Loft and The Sterling Commerce Center and an increase in the average annual rental rates at all of the properties which more than offset a slight decrease in occupancy at The Sterling Apartment Homes.

The increase in total expenses for the year ended December 31, 1999 is primarily attributable to increases in interest and depreciation expenses, partially offset by decreases in operating, general and administrative and property tax expenses. Interest expense increased due to the financing of The Sterling in September 1998. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1999 and 1998. The decrease in operating expenses was mainly due to the completion of interior building improvements at The Sterling during the year ended December 31, 1998. Also contributing to the decrease in operating expense is a decrease in insurance expense due to a change in insurance carriers and a decrease in legal fees which were incurred during the year ended December 31, 1998 to defend the Partnership's objection to an increase in assessment values at The Sterling. General and administrative expense decreased due to a decrease in reimbursements to the General Partner for accountable administrative expenses, which is partially offset by an increase in legal fees due to the settlement of legal matters as previously disclosed in prior quarters. Property tax expense decreased due to a refund received at The Sterling during the year ended December 31, 1999 as a result of the successful appeal of the increase in the property's assessment value.

1998 Compared with 1997

The Registrant's net income for the year ended December 31, 1998, was approximately $28,576,000 as compared to approximately $3,567,000 for the year ended December 31, 1997. The increase in net income was due to an increase in total revenue partially offset by an increase in total expenses. Total revenues increased due to increases in rental income, interest income recorded on the investment in Master Loan to affiliate and other income as well as the reduction of provision for impairment loss. Rental income increased due to an increase in occupancy and average annual rental rates at The Sterling offset somewhat by a decrease in occupancy at The Loft Apartments. The General Partner attributed the increase in occupancy at The Sterling Commerce Center to recent major capital improvements including exterior renovations, elevator rehabilitation, and common area renovations. The decrease in occupancy at The Loft is due to a declining market and increased competition in the area. The Partnership recorded interest income of approximately $4,138,000 and $2,668,000 for the years ended December 31, 1998 and 1997, respectively. The increase in income recognized is due to an increase in the fair value of the underlying collateral properties as a result of capital improvements and repairs performed over the last few years, changing market conditions and improved operations at such properties. See table below for details of average annual occupancy and rental rates for 1998, 1997, and 1996. The increase in other income is primarily due to increases in utility income and miscellaneous receipts.

Contributing to the increase in total expenses was an increase in depreciation expense, general and administrative expenses, property tax expense and interest expense. The increase in depreciation expense is due to the major capital improvements and renovations to the Sterling over the past year. The increase in general and administrative expenses is due to an increase in expense reimbursements, administrative expenses and audit fees. Property tax expense increased at the Sterling for the year ended December 31, 1998, compared to the year ended December 31, 1997, due to a reassessment of the property. Interest expense increased due to the financing of The Sterling in September 1998. Partially offsetting the increase in total expenses is a decrease in operating expense primarily as a result of decreased marketing activities at The Sterling Apartment Homes, a major landscaping project completed at The Loft in 1997 and a decrease in utilities at The Sterling Commerce Center.



                         1998 Average          1997 Average         1996 Average
                            Annual                Annual               Annual

                                 Rental                Rental               Rental
                    Occupancy     Rate     Occupancy    Rate    Occupancy    Rate

Tates Creek Village    91%       $ 7,516      90%     $ 7,588      90%     $ 7,407
Magnolia Place         92%         5,813      91%       5,654      89%       5,462
Indian Creek
  Village              96%         7,971      94%       7,521      96%       6,962
Shirewood              92%         5,013      88%       4,909      89%       4,799
Society Park East      94%         6,458      96%       6,253      90%       6,080
Palm Lake              93%         7,540      95%       7,284      92%       6,972
Society Park           94%         5,782      93%       5,446      92%       5,178
Plantation Gardens     92%         8,462      93%       8,292      95%       8,045
Regency Oaks           95%         6,478      91%       6,292      93%       5,956
The Knolls             96%         7,696      95%       7,515      91%       7,151
Silverado              95%         5,668      91%       5,672      88%       5,775
444 DeHaro (1)         97%         14.76      94%       13.94      98%       13.48
 (Commercial)


(1) Commercial average annual rental rate is per square foot. This property was sold during 1999.

The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates as presented in the table above. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP total approximately $367,000 for 1998, 1997, and 1996.

Included in general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $11,175,000 compared to approximately $8,683,000 at December 31, 1998. The increase in cash and cash equivalents is due to approximately
$5,565,000 of cash provided by operating activities, and approximately $19,842,000 of cash provided by investing activities, which was partially offset by approximately $22,915,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of principal repayments received on the Master Loan and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender, which is partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of loan costs. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvements needs of all the properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or $216,000 for all the apartments and $1.00 per square foot or $110,368 for the Commerce Center. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,074,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999. During the year ended December 31, 1998, the Partnership paid approximately $1,798,000 in distributions from operations, of which $1,780,000 was paid to limited partners ($8.94 per limited partnership unit). Also, during the year ended December 31, 1998, the Partnership paid approximately $26,800,000 in distributions from surplus funds to limited partners ($134.64 per limited partnership unit). Included in the 1998 amounts were payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state. Subsequent to December 31, 1999 the Partnership distributed approximately $5,481,000 of surplus cash all to the limited partners ($27.54 per limited partnership unit). The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. Furthermore, cash reserves are subject to the requirement of the Agreement which requires that the Partnership maintain reserves equal to 5% of Net Investment Capital. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2000 or subsequent periods.

CCEP Property Operations

For the year ended December 31, 1999, CCEP's net loss totaled approximately $20,178,000 on total revenues of approximately $19,262,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $39,609,000, all but $2,744,000 of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the year ended December 31, 1999, the Partnership received approximately $20,713,000 as principal payments on the Master Loan. Approximately $163,000 of this amount was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. The remaining $20,550,000 represents part of the net proceeds from the sale of 444 DeHaro. The property sold in September 1999 to an unrelated third party for a contract price of approximately $23,250,000. CCEP received net proceeds of approximately $20,550,000 after payment of closing costs.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors does not offset the Partnership's results of operations as it relates to the Loan. See "Item 8 - Financial Statements and Supplementary Data - Note D" for further information.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximates the recorded value as of December 31, 1999.

                      Principal Amount by Expected Maturity
                                              Fixed Rate Debt
                            Long-term         Average Interest
                              Debt               Rate 6.86%
                                               (in thousands)
                              2000                $   297
                              2001                    323
                              2002                    346
                              2003                    371
                              2004                    393
                           Thereafter              25,344
                              Total               $27,074

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPTIAL INSTUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years ended December 31, 1999, 1998, and 1997

      Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 1999, 1998, and 1997

      Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998, and 1997

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners

Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheet of Consolidated Capital Institutional Properties as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 8, 2000

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)



                                                                  December 31,
                                                                1999          1998
Assets

   Cash and cash equivalents                                  $ 11,175      $  8,683
   Receivables and deposits                                      1,078           985
   Restricted escrows                                              600         1,912
   Other assets                                                  1,641         1,243

   Investment in Master Loan                                    67,865        88,578
      Less: allowance for impairment loss                      (17,417)      (17,417)
                                                                50,448        71,161
   Investment properties (Notes E and H):

      Land                                                       3,564         3,564
      Buildings and related personal property                   37,115        34,932
                                                                40,679        38,496
      Less accumulated depreciation                             (9,953)       (7,298)
                                                                30,726        31,198
                                                              $ 95,668      $115,182
Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                            $   108       $   431
   Tenant security deposit liabilities                             574           504
   Accrued property taxes                                           --            62
   Other liabilities                                               627           691
   Mortgage notes payable (Note E)                              27,074        27,360
                                                                28,383        29,048
Partners' (Deficit) Capital

   General partner                                                 (58)          (96)
   Limited partners (199,045.2 units issued and
      outstanding)                                              67,343        86,230
                                                                67,285        86,134
                                                              $ 95,668     $ 115,182

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPTIAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                      1999         1998          1997
Revenues:
   Rental income                                   $  9,877    $  9,191      $  7,908
   Interest income on investment in Master
    Loan to affiliate                                 2,744       4,138         2,668
   Reduction of provision for impairment loss            --      23,269            --
   Interest income                                      318         410           439
   Other income                                         606         655           593
      Total revenues                                 13,545      37,663        11,608

Expenses:
   Operating                                          4,150       4,856         4,929
   General and administrative                           531         556           433
   Depreciation                                       2,655       2,292         1,797
   Interest                                           1,926         751           324
   Property taxes                                       511         632           558

      Total expenses                                  9,773       9,087         8,041

Net income (Note C)                                $  3,772    $ 28,576      $  3,567

Net income allocated to general partner (1%)       $     38    $    286      $     36

Net income allocated to limited partners (99%)        3,734      28,290         3,531

                                                   $  3,772    $ 28,576      $  3,567

Net income per limited partnership unit            $  18.76    $ 142.12      $  17.74

Distribution per Limited Partnership Unit          $ 113.65    $ 143.58      $   9.94

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPTIAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1996                199,052.0     $  (380)   $ 84,968    $ 84,588

Distributions                                 --         (20)     (1,979)     (1,999)

Net income for the year ended
   December 31, 1997                          --          36       3,531       3,567

Partners' (deficit) capital at
   December 31, 1997                   199,052.0        (364)     86,520      86,156

Distributions                                 --         (18)    (28,580)    (28,598)
Abandonment of partnership units
  (Note K)                                  (6.8)         --          --          --

Net income for the year
   ended December 31, 1998                    --         286      28,290      28,576

Partners' (deficit) capital
   at December 31, 1998                199,045.2         (96)     86,230      86,134

Distributions                                 --          --     (22,621)    (22,621)

Net income for the year ended
   December 31, 1999                          --          38       3,734       3,772

Partners' (deficit) capital at
   December 31, 1999                   199,045.2     $   (58)   $ 67,343    $ 67,285


         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                            Years Ended December 31,
                                                          1999        1998        1997
 Cash flows from operating activities:

Net income                                              $  3,772    $ 28,576   $  3,567
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                          2,778       2,360      1,827
    Casualty loss                                             --          14         --
    Gain on sale of land                                      --         (19)        --
    Reduction of provision for impairment loss                --     (23,269)        --
    Change in accounts:
         Receivables and deposits                            (93)         (1)         4
         Other assets                                       (513)       (209)       (40)
         Interest receivable on Master Loan                   --         604       (604)
         Accounts payable                                   (323)        267       (176)
         Tenant security deposit liabilities                  70         148         39
         Accrued property taxes                              (62)         62         --
         Other liabilities                                   (64)        187         39
Net cash provided by operating activities                  5,565       8,720      4,656
Cash flows from investing activities:
    Property improvements and replacements                (2,183)    (3,239)     (8,202)
    Lease commissions paid                                    --       (279)       (167)
    Proceeds from sale of securities
      available for sale                                      --          --          3
    Proceeds from sale of land                                --          75         --
    Net receipts from (deposits to) restricted
      escrows                                              1,312      (1,846)        (3)
    Principal receipts on Master Loan                     20,713       2,687      2,105

Net cash provided by (used in) investing activities       19,842      (2,602)    (6,264)

Cash flows from financing activities:

    Loan costs paid                                           (8)       (440)        --
    Distributions to partners                            (22,621)    (28,598)    (1,999)
    Proceeds from mortgage note payable                       --      23,000         --
    Payments on mortgage notes payable                      (286)        (88)       (50)
Net cash used in financing activities                    (22,915)     (6,126)    (2,049)
Net increase (decrease) in cash and cash
    equivalents                                            2,492          (8)    (3,657)
Cash and cash equivalents at beginning of year             8,683       8,691     12,348
Cash and cash equivalents at end of year                $ 11,175    $  8,683   $  8,691
Supplemental disclosure of cash flow information:
     Cash paid for interest                             $  1,869    $    597   $    311

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 1999, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

The Partnership owns and operates one apartment property and one multiple-use building in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of a note receivable which is collateralized by apartment properties located throughout the United States.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: The Partnership Agreement ("Agreement") provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,045.2 Units outstanding in 1999 and 1998.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

      Replacement Reserve Account - At the time of the December 15, 1995, refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. At December 31, 1999, the balance was approximately $96,000 and is included in restricted escrows.

      In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. As of December 31, 1999, the balance was approximately $259,000 and is included in restricted escrows.

      Repair Escrow Fund - In addition to the Replacement Reserve Fund, a Repair Escrow Fund was established with a portion of the proceeds of the new Sterling note to pay for certain costs of repairs to the property to be completed within the next two years. As of December 31, 1999, the balance in this Fund totaled approximately $245,000 and is included in restricted escrows.

Escrows for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $465,000 and $461,000 at December 31, 1999 and 1998, respectively, and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see Note N).

Loan Costs: As of December 31, 1999 and 1998, loan costs of approximately $572,000 and $564,000, respectively, less accumulated amortization of approximately $103,000 and $46,000 respectively, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits totaling approximately $572,000 and $503,000 as of December 31, 1999 and 1998, respectively, are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of one apartment complex and one multiple-use building consisting of apartment units and commercial space and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, or 1998.

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

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At December 31, 1999 and 1998, lease commissions totaled approximately $469,000 for both years with accumulated amortization of approximately $131,000 and $65,000, respectively.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note L" for detailed disclosure of the Partnership's segments).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $90,000 and $138,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    1999          1998        1997

Net income as reported                            $ 3,772      $ 28,576     $  3,567
Add (deduct):
   Deferred revenue and other liabilities            (915)          155           14
   Depreciation differences                           471           459          266
   Accrued expenses                                    28             3           (4)
   Interest income                                 (2,744)       (4,138)      (2,668)
   Differences in valuation allowances                 --       (23,269)          --
   Other loss on disposition                           --            --          (99)

Federal taxable income                            $   612      $  1,786     $  1,076
Federal taxable income per
     limited partnership unit                     $  3.04      $   8.88     $   5.35


The tax basis of the  Partnership's  assets  and  liabilities  is  approximately
$48,143,000 greater than the assets and liabilities as reported in the consolidated financial statements at December 31, 1999.

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its Limited Partners to lend funds to Consolidated Capital Equity Partners, LP ("CCEP"), a California Limited Partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At December 31, 1999, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the year ended December 31, 1998, the Partnership recorded approximately
$23,269,000 in income based upon an increase in the fair value of the collateral. No increase in the fair value of the collateral was recorded for the year ended December 31, 1999.

For the years ended December 31, 1999 and 1998, the Partnership recorded approximately $2,744,000 and $4,138,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement).

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $23,269,000 reduction in the provision for impairment loss recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years, 1998 and 1997. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the Master Loan or from other sources in the past few years.

The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates. The increase in occupancy at the properties is attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP totaled approximately $367,000 for 1996.

Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly, reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $36,865,000, $32,195,000 and $30,100,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At December 31, 1999 and 1998, such cumulative unrecognized interest totaling approximately $266,861,000 and $229,995,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,556,000 as of December 31, 1999, which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the years ended December 31, 1999, 1998 and 1997, the Partnership made no advances to CCEP on Master Loan.

During the year ended December 31, 1999, the Partnership received approximately $20,713,000 as principal payments on the Master Loan. Approximately $163,000 of these payments represent cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. In addition, approximately $20,550,000 represents net proceeds from the sale of 444 DeHaro. Approximately $2,744,000 of interest payments were also made during the year ended December 31, 1999.

Terms of the Master Loan Agreement

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended December 31, 1999, 1998 and 1997 was 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matures in November 2000. The Partnership is currently evaluating its options as to the maturity of the Master Loan in November 2000. The options include foreclosing on the properties that collateralize the Master Loan or extending the terms of the loan.

The investment in Master Loan consists of the following:

                                                        As of December 31,
                                                         1999          1998
                                                          (in thousands)

         Master Loan funds advanced,
             at beginning of year                   $ 88,578       $ 91,265
         Principal receipts on Master Loan           (20,713)        (2,687)

         Master Loan funds advanced,
             at end of year                         $ 67,865       $ 88,578

The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                        As of December 31,
                                                     1999       1998       1997
                                                          (in thousands)

Allowance for impairment loss on Master
  Loan to affiliates, beginning of year          $17,417      $40,686   $40,686
  Reduction of impairment loss                        --      (23,269)       --

Allowance for impairment loss on Master
  Loan to affiliates, end of year                $17,417      $17,417   $40,686

Note E - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             1999       Interest     Rate        Date      Maturity
                             (in thousands)                            (in thousands)

The Loft Apartments        $ 4,338       $ 30       6.95%     12/1/05     $  3,903

The Sterling Apartment
 Homes and Commerce
 Center                     22,736        149       6.77%     10/1/08       19,975

     Total                $ 27,074       $179                             $ 23,878

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

Total loan costs of $448,000 relating to the new financing have been capitalized and are being amortized over the term of the loan.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                               2000            $   297
                               2001                323
                               2002                346
                               2003                371
                               2004                393
                            Thereafter          25,344
                                               $27,074

Note F - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expense incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                   1999        1998        1997
                                                         (in thousands)
Property management fees (included in
  operating expense)                               $525        $485        $424

Reimbursement for services of affiliates
  (included in operating, general
   and administrative expense, other
   assets and investment properties)                259         543         587

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $259,000, $543,000 and $587,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Included in "Reimbursement for services of affiliates" for the years ended 1999, 1998 and 1997 is approximately $38,000, $33,000 and $191,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $167,000 of lease commissions are included for the years ended December 31, 1998 and 1997, respectively and approximately $171,000 in loan financing costs are included for the year ended December 31, 1998.

During the years ended December 31, 1999 , 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $525,000, $485,000 and $424,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 115,486.5 limited partnership units in the Partnership representing 58.02% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period January 1, 1997 to August 31, 1998, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Note G - Commitments

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits, totaling approximately $11,746,000 were greater than the reserve requirement of approximately $4,959,000 at December 31, 1999.

Note H - Real Estate and Accumulated Depreciation

Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Loft Apartments
  Raleigh, NC                   $ 4,338         $ 1,053       $ 4,147        $  1,843

The Sterling Apt Homes
 and Commerce Center
  Philadelphia, PA               22,736           2,567        12,341          18,728
                                $27,074         $ 3,620       $16,488        $ 20,571

                              Gross Amount At Which
                                     Carried

                              At December 31, 1999
                                 (in thousands)
                                    Buildings
                                   And Related


                                   Personal              Accumulated     Date    Depreciable
       Description         Land    Property    Total    Depreciation   Acquired  Life-Years
                                                       (in thousands)

The Loft                  $  997    $ 6,046    $ 7,043     $ 3,219     11/19/90     5-20

The Sterling               2,567     31,069     33,636       6,734     12/01/95     5-25
  Totals                  $3,564    $37,115    $40,679     $ 9,953

Reconciliation of "Real Estate and Accumulated Depreciation":


                                                     Years Ended December 31,
                                                 1999          1998          1997
                                                          (in thousands)

Real Estate

Balance, real estate at beginning of year       $38,496       $35,335       $28,582
    Property improvements and
      replacements                                2,183         3,239         6,753
    Property sold/written off                        --           (78)           --
Balance, real estate at end of year             $40,679       $38,496       $35,335

Accumulated Depreciation

Balance at beginning of year                    $ 7,298       $ 5,014       $ 3,217
    Additions charged to expense                  2,655         2,292         1,797
    Disposals due to write-offs                      --            (8)           --
Balance at end of year                          $ 9,953       $ 7,298       $ 5,014


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $41,587,000 and $39,405,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998 is approximately $7,539,000 and $5,100,000, respectively.

Note I - Revenues

Rental income on the commercial property leases is recognized on the straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

                            Year Ending
                           December 31,
                               2000        $  1,200
                               2001           1,263
                               2002           1,201
                               2003           1,050
                               2004             921
                            Thereafter        2,110
                                           $  7,745

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note J - Sale of Land

In July 1998, the Partnership sold approximately 55,000 square feet of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

Note K - Abandonment of Limited Partnership Units

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

Note L - Segment Reporting

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

Measurement of segment profit and loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segments are business units (investment properties) that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999, 1998 and 1997 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


1999                                    Residential  Commercial     Other     Totals

Rental income                             $ 8,452      $ 1,425      $   --    $ 9,877
Interest income                                33            5         280        318
Other income                                  447          159          --        606
Interest expense                            1,691          235          --      1,926
Depreciation                                2,578           77          --      2,655
General and administrative expense             --           --         531        531
Interest Income on Investment in
  Master Loan                                  --           --       2,744      2,744
Segment profit                                772          507       2,493      3,772
Total assets                               33,654        2,067      59,947     95,668
Capital expenditures for investment
 properties                                 2,132           51          --      2,183



                  1998                   Residential  Commercial    Other      Totals

Rental income                              $ 7,853      $ 1,338      $ --     $ 9,191
Interest income                                 27            6        377        410
Other income                                   470          155         30        655
Interest expense                               751           --         --        751
Depreciation                                 2,240           52         --      2,292
General and administrative expense              --           --        556        556
Interest Income on Investment
  in Master Loan                                --           --      4,138      4,138
Reduction of provision for
  impairment loss                               --           --     23,269     23,269
Segment profit                                 822          496     27,258     28,576
Total assets                                35,283        1,281     78,618    115,182
Capital expenditures for investment
 properties                                  2,902          337         --      3,239


                  1997                   Residential  Commercial    Other      Totals

Rental income                              $ 6,870      $ 1,038      $ --     $ 7,908
Interest income                                 26            4        409        439
Other income                                   456          137         --        593
Interest expense                               324           --         --        324
Depreciation                                 1,782           15         --      1,797
General and administrative expense              --           --        433        433
Interest income on investment
  in Master Loan                                --           --      2,668      2,668
Segment profit                                 717          206      2,644      3,567
Total assets                                31,556          566     59,506     91,628
Capital expenditures for investment
 properties                                  8,108           94         --      8,202


Note M - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note N - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Note O - Distributions

Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999. During the year ended December 31, 1998, the Partnership paid approximately $21,798,000 in distributions from operations, of which $21,780,000 was paid to limited partners ($109.42 per limited partnership unit). Also, during the year ended December 31, 1998, the Partnership paid approximately $6,800,000 in distributions from surplus funds to limited partners ($34.16 per limited partnership unit). Included in the 1998 amounts were payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Partnership's investment property located in that state.

Item 9.     Changes  in  and  Disagreements  with  Accountants  and  Financial
            Disclosure

            None.

                                    PART III

Item 10.    Directors,  Executive  Officers  of  the  General  Partner  of the
            Partnership

The names and ages of, as well as the positions and offices held by, the present executive officers and directors of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 1999, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 11. Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the quarter ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, as of December 31, 1999, no person was known to CEI to own of record or beneficially more than 5% of the Units of the Partnership:

Name and Address                        Number of Units      Percentage
Insignia Properties, L.P.
(an affiliate of AIMCO)                     50,572.4           25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)                     28,832.5           14.48%
Cooper River Properties, L.L.C.
(an affiliate of AIMCO)                     11,365.6            5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)                     24,716.0           12.42%

Reedy River Properties, Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. AIMCO Properties, LP is ultimately controlled by AIMCO. With the exception of AIMCO Properties,
L.P., the business address of these affiliates is 55 Beattie Place, Greenville, SC 20602. The business address for AIMCO Properties, L.P., is 2000 South Colorado Blvd., Denver, Colorado 80222.

(b)      Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 1999, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

                                             NUMBER OF       PERCENT
         NAME AND ADDRESS                      UNITS        OF TOTAL

         Insignia Properties Trust
         55 Beattie Place
         P.O. Box 1089
         Greenville, SC 29602                 100,000         100%

Effective February 26, 1999 Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation. As a result, AIMCO ultimately acquired a 100% interest in Insignia Properties Trust.

Item 13. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expense incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                   1999        1998        1997
                                                         (in thousands)

Property management fees                           $525        $485        $424

Reimbursement for services of affiliates            259         543         587

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $259,000, $543,000 and $587,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Included in "Reimbursement for services of affiliates" for the years ended 1999, 1998 and 1997 is approximately $38,000, $33,000 and $191,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $167,000 of lease commissions are included for the years ended December 31, 1998 and 1997, respectively and approximately $171,000 in loan financing costs are included for the year ended December 31, 1998.

During the years ended December 31, 1999 , 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $525,000, $485,000 and $424,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 115,486.5 limited partnership units in the Partnership representing 58.02% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period January 1, 1997 to August 31, 1998, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial  Statements  Consolidated Capital Equity Partners,
L.P.

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

            2.    Schedules

                  All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

            3.    Exhibits

                  (a)   See Exhibit index

                  (b)   None.

                                  EXHIBIT INDEX

S-K Reference                       Document Description

      3           Certificates  of  Limited  Partnership,  as amended to date.
                  (Incorporated by reference to the Annual Report on Form 19-K for the year ended December 31, 1991 ("1991 Annual Report")).

      10.1 Amended Loan Agreement dated November 15, 1990 (the "Effective Date"), by and between the Partnership and EP (Incorporated by reference to the Annual Report of Form 10-K for the year ended December 31, 1990 ("1990 Annual Report")).

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

      10.4 Assignment of Partnership Interests in Western Can, Ltd., by and between EP and CCEP (Incorporated by reference to the 1990 Annual Report).

      10.5 Bill of Sale and Assignment dated October 23, 1990, by and between CCEP and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.6 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 series of Property Management contracts), (Incorporated by reference to the 1990 Annual Report).

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

      10.10 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the 1991 Annual Report).

      10.11 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.12       Assignment  and  Assumption   Agreement   (Financial  Services
                  Agreement) dated October 23, 1990 by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

      10.17 Multifamily Note dated November 30, 1995 between Consolidated Capital Institutional Properties, a California limited partnership, and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holding, Inc.

      10.18 Contract of Sale for Northlake Quadrangle, Tucker, Georgia, Consolidated Capital Equity Partners, L.P, and SPIVLL Management and Investment Company dated December 17, 1997, filed in Form 10-Q for the quarter ended September 30, 1998.

      10.19 First Amendment to Contract of Sale for Northlake Quadrangle, Tucker, Georgia, between Consolidated Capital Equity Partners, L.P., and SPIVLL Management and Investment Company dated April 16, 1998, filed in Form 10-Q for the quarter ended September 30, 1998.

      10.20 Mortgage and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

      10.21 Repair Escrow Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

      10.22 Replacement Reserve and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of
                  Item 8 - Financial Statements of this Form 10-K)

      16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27 Financial Data Schedule containing summary financial information extracted from the balance sheet and statement of operations which is qualified in its entirety by reference to such financial statements.

      28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

      99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 1999 and 1998.

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

                                    CONSOLIDATED     CAPITAL     INSTITUTIONAL
                                    PROPERTIES

                                    By:   ConCap Equities, Inc.
                                          General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date: March 30, 2000
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date: March 30, 2000
Martha L. Long
Senior Vice President and Controller

                                                                    Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Institutional Properties
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note N of Notes to the Consolidated Financial Statements of Consolidated Capital Institutional Properties included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                         /s/ Ernst & Young LLP


                                    EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998




                              EXHIBIT 99.1 (Continued)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                December 31, 1999

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Partners' Deficit for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners

Consolidated Capital Equity Partners, L.P.


We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners, L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Partnership has incurred operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matures in 2000. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 8, 2000

                            EXHIBIT 99.1 (Continued)

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                (in thousands)



                                                                  December 31,
                                                                1999          1998
Assets

   Cash and cash equivalents                                  $  2,865      $  1,992
   Receivables and deposits                                      1,359         1,282
   Restricted escrows                                              718           759
   Other assets                                                    761         1,262
   Investment properties (Notes F and H):
      Land                                                       8,290         9,237
      Buildings and related personal property                   85,969        95,236
                                                                94,259       104,473
      Less accumulated depreciation                            (71,592)      (77,251)
                                                                22,667        27,222
                                                              $ 28,370      $ 32,517

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                            $   493       $   353
   Tenant security deposit liabilities                             466           573
   Accrued property taxes                                          435           245
   Other liabilities                                               555           590
   Mortgage notes (Note F)                                      22,556        22,855
   Master loan and interest payable                            334,840       318,688
                                                               359,345       343,304
Partners' Deficit

   General partner                                              (3,310)       (3,108)
   Limited partners                                           (327,665)     (307,679)
                                                              (330,975)     (310,787)
                                                              $ 28,370      $ 32,517

         See Accompanying Notes to Consolidated Financial Statements


                            EXHIBIT 99.1 (Continued)

                  CONSOLIDATED CAPTIAL EQUITY PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                      Years Ended December 31,
                                                    1999        1998        1997
                                                             (Restated)  (Restated)

Revenues:
   Rental income                                  $ 17,832   $ 17,432    $ 16,607
   Other income                                      1,430      1,490       1,276
      Total revenues                                19,262     18,922      17,883
Expenses:
   Operating                                         8,275      8,627       9,477
   General and administrative                          654        680         644
   Depreciation                                      4,812      4,592       4,405
   Property taxes                                    1,244      1,133       1,126
   Interest                                         41,263     38,009      34,512
      Total expenses                                56,248     53,041      50,164

Loss from continuing operations                    (36,986)   (34,119)    (32,281)
Income (loss) from discontinued
   operations                                          178        428        (276)
Gain on sale of discontinued
   operations                                       16,630        425          --
Net loss                                          $(20,178)  $(33,266)   $(32,557)

Net loss allocated to general partner (1%)        $   (202)  $   (333)   $   (326)
Net loss allocated to limited partners (99%)       (19,976)   (32,933)    (32,231)
                                                  $(20,178)  $(33,266)   $(32,557)

         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPTIAL EQUITY PARTNERS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                (in thousands)




                                           General        Limited
                                           Partners      Partners       Total

Partners' deficit
   at December 31, 1996                    $(2,449)      $(242,488)  $(244,937)

Net loss for the year ended
   December 31, 1997                          (326)        (32,231)    (32,557)

Partners' deficit at
 December 31, 1997                          (2,775)       (274,719)   (277,494)

Distributions                                   --             (27)        (27)

Net loss for the year
   ended December 31, 1998                    (333)        (32,933)     (33,266)

Partners' deficit at
   December 31, 1998                        (3,108)       (307,679)   (310,787)

Distributions                                                  (10)        (10)

Net loss for the year ended
   December 31, 1999                          (202)        (19,976)    (20,178)

Partners' deficit
   at December 31, 1999                   $ (3,310)      $(327,665)  $(330,975)

         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                            Year Ended December 31,
                                                           1999       1998       1997

Cash flows from operating activities:

  Net loss                                             $(20,178)   $(33,266)  $(32,557)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Loss on disposal of property                              --          28         13
   Depreciation and amortization                          5,381       5,500      5,414
   Gain on sale of discontinued operations              (16,630)       (425)        --
   Change in accounts:
      Receivables and deposits                              (77)        (41)       398
      Other assets                                         (199)         27       (124)
      Accounts payable                                      140         (73)      (372)
      Tenant security deposit liabilities                  (107)        (16)         9
      Accrued property taxes                                190         139       (198)
      Other liabilities                                     (35)          7        151
      Accrued interest on Master Loan                    36,865      31,592     30,752

       Net cash provided by operating activities          5,350       3,472      3,486

Cash flows from investing activities:

  Property improvements and replacements                 (3,902)     (2,015)    (2,425)
  Lease commissions paid                                   (144)        (57)      (176)
  Proceeds from sale of investment property              20,550       2,106         --
  Net withdrawals from restricted escrows                    41          39        622
  Distributions from investments

    in limited partnership                                   --          --        336

       Net cash provided by (used in)
         investing activities                            16,545          73     (1,643)

Cash flows from financing activities:

  Principal payments on Master Loan                     (20,713)     (2,687)    (2,105)
  Principal payments on notes payable                      (299)       (278)      (260)
  Distributions to partners                                 (10)        (27)        --

       Net cash used in financing activities            (21,022)     (2,992)    (2,365)

Net increase (decrease) in cash and cash
 Equivalents                                                873         553       (522)

Cash and cash equivalents at beginning of year            1,992       1,439      1,961

Cash and cash equivalents at end of year               $  2,865     $ 1,992    $ 1,439

Supplemental disclosure of cash flow information:

 Cash paid for interest                                $  4,348     $ 6,341    $ 3,682

         See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matures in November 2000. The Partnership realized a net loss of approximately $20,178,000 for the year ended December 31, 1999. This was due primarily to a loss from continuing operations of approximately $36,986,000 offset by the recognition of a gain on the sale of discontinued operations of approximately $16,630,000 relating to the sale of the Partnership's last commercial property. The General Partner expects the Partnership to continue to incur losses from operations.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $334,840,000, including accrued interest, matures in November 2000. The Partnership has not received notice as to the maturity of the Master Loan. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the general partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At December 31, 1999, partners' deficit was approximately $330,975,000.

The general partner expects revenues from the eleven investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Equity Partners ("EP"), a California general partnership, was formed on June 24, 1981, to engage in the business of acquiring, operating and holding equity investments in income-producing real estate properties. The operations of EP were financed substantially through nonrecourse notes (the "Master Loan") from Consolidated Capital Institutional Properties ("CCIP"), a California limited partnership. These notes are secured by the real estate properties owned by EP. The General Partner of CCIP is ConCap Equities, Inc. ("CEI"), a Delaware corporation. In November 1990, EP's general partners executed a new partnership agreement (the "New Partnership Agreement") in conjunction with the bankruptcy settlement discussed below whereby EP converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership"). Pursuant to the New Partnership Agreement, ConCap Holding, Inc. ("CHI"), a Texas corporation, a wholly-owned subsidiary of CEI, became the General Partner of CCEP, and the former General Partners of EP became Limited Partners of CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO (See "Note C" - Transfer of Control). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Principles of Consolidation: As of December 31, 1998, CCEP owned a 75% interest in a limited partnership ("Western Can, Ltd.") which owns 444 De Haro, an office building in San Francisco, California. No minority interest liability was reflected, as of December 31, 1998, for the 25% minority interest because Western Can, Ltd. has a net capital deficit and no minority liability existed with respect to CCEP. In May 1999, a limited partner in Western Can, Ltd. withdrew in connection with a settlement with CCEP pursuant to which the partner was paid $1,350,000 by CCEP. This settlement effectively terminated Western Can Ltd. as CCEP became the sole limited partner. In September 1999, 444 DeHaro was sold (see "Note D - Discontinued Segment").

Allocation of Profits, Gains, and Losses: Pursuant to the Partnership Agreement, net income and net losses for both financial and tax reporting purposes are allocated 99% to the Limited Partners and 1% to the General Partner.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits totaling $456,000 (1999) and $575,000 (1998) are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows:

      Replacement Reserve Account - At the time of the December 15, 1995 refinancing of several of the properties, approximately $375,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements (as defined in the Replacement Reserve Agreement) at Plantation Gardens, Palm Lake, Society Park East, The Knolls, Indian Creek Village and Tates Creek Village. At December 31, 1999 and 1998, the balance in the Replacement Reserve Fund was approximately $718,000 and $759,000, respectively.

Escrows for Taxes: These funds totaling $675,000 (1999) and $517,000 (1998), held by the Partnership and the mortgage holder, are designated for the payment of real estate taxes and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Loan Costs: Loan costs of approximately $779,000 (1999) and approximately $781,000 (1998), less accumulated amortization of approximately $316,000 (1999) and $240,000 (1998), are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $408,000, $382,000 and $394,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in operating expense.

Investment Properties: Investment properties consist of eleven (11) apartment complexes at December 31, 1999 and are stated at cost. During 1999 the one commercial building was sold. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, 1998, or 1997.

Leases: CCEP leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with SFAS No. 13 "Accounting for Leases". Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases. The Partnership's remaining commercial property was sold in September 1999 (see Note
D).

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1998 lease commissions totaled approximately $784,000 with accumulated amortization of approximately $463,000. Lease commissions are included in other assets. As a result of the sale during 1999 of the Partnership's only remaining commercial property all remaining unamortized lease commissions were written off.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by CCEP. The Partners are responsible for their respective shares of CCEP's net income or loss. CCEP reports certain transactions differently for tax than for financial statement purposes.

The tax basis of CCEP's assets and liabilities is approximately $268,278,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1999.

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

Reclassifications: Certain reclassifications have been made to the 1997 and 1998 information to conform to the 1999 presentation.

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Discontinued Segment

In September 1999, 444 DeHaro located in San Francisco, California was sold to an unaffiliated third party for approximately $23,250,000. In conjunction with the sale, a fee of approximately $698,000 was paid to the General Partner in accordance with the Partnership Agreement. After payment of closing expenses and the fee to the General Partner, the net proceeds received by the Partnership were approximately $20,550,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $16,630,000 after writing off the undepreciated value of the property and CCEP's investment in Western Can, Ltd. (See "Note A. Principles of Consolidation). As required by the terms of the Master Loan Agreement (see "Note D"), the Partnership remitted $20,550,000 of the net sale proceeds to CCIP representing principal payments on the Master Loan.

In April 1998, CCEP sold Northlake Quadrangle to an unrelated third party for a contract price of $2,325,000. The Partnership received net proceeds of approximately $2,106,000 after payment of closing costs. The proceeds were remitted to CCIP to pay down the Master Loan, as required by the Master Loan Agreement.

444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "Income from Discontinued Operations" for the years ended December 31, 1999, 1998, and 1997 and the gain on sale of the property is reported as "Gain from sale of discontinued operations". Revenues from discontinued operations were approximately $1,472,000, $2,345,000 and $2,338,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 1999 and December 31, 1998, are approximately $334,840,000 and $318,688,000 respectively.

Terms of the Master Loan Agreement

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matures in November 2000. The Partnership has not received notice as to the maturity of the Master Loan. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note.

During the year ended December 31, 1999, CCEP paid approximately $20,713,000 as principal payments on the Master Loan. Approximately $163,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement, and the remaining $20,550,000 resulted from the receipt of net sale proceeds from 444 DeHaro and there were no advances on the Master Loan for the years ended December 31, 1999, 1998 and 1997.

Note F - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                          Principal     Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest    Maturity     Due At
       Property             1999       Interest     Rate        Date      Maturity
                             (in thousands)                                  (in
                                                                         thousands)

Indian Creek Village

  1st Mortgage             $ 4,486       $ 31       6.95%     12/01/05     $ 4,036
The Knolls
  1st Mortgage               5,177         36       6.95%     12/01/05       4,659
Palm Lake
  1st Mortgage               1,670         12       6.95%     12/01/05       1,503
Plantation Gardens
  1st Mortgage               6,776         47       6.95%     12/01/05       6,097
Society Park East
  1st Mortgage               1,966         14       6.95%     12/01/05       1,769
Tates Creek Village
  1st Mortgage               2,481         17       6.95%     12/01/05       2,233
      Total               $ 22,556                                         $20,297

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage notes are superior to the Master Loan. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Summary of Maturities

Principal payments on mortgage notes payable are due as follows (in thousands):

              Years Ending December 31,
                         2000              $   320
                         2001                  343
                         2002                  367
                         2003                  394
                         2004                  422
                      Thereafter            20,710
                                           $22,556

Note G - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates for services. The following payments were made to the General Partner and its affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                   1999        1998        1997
                                                         (in thousands)
Property management fees (included in
  operating expense)                              $ 968       $ 1,042     $1,032

Investment advisory fees (included in
  general and administrative expense)               179           174        182

Reimbursement for services of affiliates
  (included in operating, general
   and administrative expense, and
   investment properties)                           373           346        565

During the years ended December 31, 1999 , 1998 and 1997 affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates $968,000, $945,000 and $906,000 for the years ended December 31, 1999, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates $97,000 and $126,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were provided by an unrelated party.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates $179,000, $174,000 and $182,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $373,000, $346,000 and $565,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in the expense for the years ended December 31, 1999, 1998 and 1997 is approximately $33,000, $28,000, and $78,000 in reimbursements for construction oversight costs and approximately $16,000 and $139,000 of lease commissions for the years ended December 31, 1998, and 1997, respectively. There were no lease commissions paid to affiliates of the General Partner for the year ended December 31, 1999.

In connection with the sale of 444 DeHaro in 1999 and Northlake Quadrangle in 1998 the General Partner was entitled to a fee of $698,000 and $102,000, respectively, in compensation for its role in the sale.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties ("CCIP") pursuant to the Master Loan Agreement (the "Master Loan"). Such interest payments totaled approximately $2,744,000, $4,742,000, and $2,064,000 for the years ended December 31, 1999, 1998, and
1997, respectively. There were no advances during 1997, 1998 and 1999. During the year ended December 31, 1999, CCEP paid approximately $20,713,000 to CCIP as principal payments on the Master Loan. Approximately $163,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining $20,550,000 resulted from the receipt of net sale proceeds from the sale of 444 DeHaro.

During the year ended December 31, 1998, CCEP paid approximately $2,687,000 to CCIP as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement, accounted for approximately $285,000. Approximately $296,000 was due to excess cash flow payments paid to CCIP as stipulated by the Master Loan Agreement. Approximately $2,106,000 was due to receipt of sale proceeds from the sale of Northlake Quadrangle.

During the year ended December 31, 1997, CCEP paid approximately $2,105,000 to CCIP as principal payments on the Master Loan. Cash received on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement, accounted for approximately $462,000. Approximately $643,000 was due to excess cash flow payments paid to CCIP as stipulated by the Master Loan Agreement. CCEP also paid an additional $1,000,000 to CCIP as principal payment on the Master Loan.

For the period January 1, 1997 to August 31, 1998, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following (dollar amounts in thousands):


                                    Building
                                    & Related
                                     Personal                Accumulated   Depreciable
       Description          Land     Property      Total    Depreciation   Life-Years

Indian Creek Village      $ 1,041    $ 9,133     $10,174       $ 7,315        5-18
The Knolls                    647      7,771       8,418         6,127        5-18
Palm Lake                     272      4,857       5,129         3,963        5-18
Plantation Gardens          1,958     13,733      15,691        11,947        5-18
Regency Oaks                  521     10,639      11,160         9,052        5-18
Magnolia Trace                892      6,199       7,091         5,206        5-18
Shirewood Townhomes           494      6,479       6,973         5,393        5-18
Silverado                     628      4,924       5,552         4,378        5-18
Society Park                  966      8,890       9,856         7,684        5-18
Society Park East             489      5,709       6,198         4,288        5-18
Tates Creek Village           382      7,635       8,017         6,239        5-18

Total                     $ 8,290    $85,969     $94,259       $71,592

Note I - Year 2000

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $502,000. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.