Form 10-Q
period 2000-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2000-05-15
CIK 352983

FORM 10-Q---QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

                                                      March 31,    December 31,
                                                         2000          1999
                                                     (Unaudited)      (Note)
Assets

   Cash and cash equivalents                           $  6,063      $ 11,175
   Receivables and deposits                                 732         1,078
   Restricted escrows                                       531           600
   Other assets                                           2,078         1,641

   Investment in Master Loan                             67,756        67,865
      Less: allowance for impairment loss               (17,417)      (17,417)
                                                         50,339        50,448
   Investment properties:
      Land                                                3,564         3,564
      Building and related personal property             37,817        37,115
                                                         41,381        40,679
      Less:  accumulated depreciation                   (10,691)       (9,953)
                                                         30,690        30,726
                                                       $ 90,433      $ 95,668
Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                    $    213      $    108
   Tenant security deposit liabilities                      590           574
   Accrued property taxes                                    16            --
   Other liabilities                                        586           627
   Mortgage note payable                                 26,999        27,074
                                                         28,404        28,383
Partners' (Deficit) Capital

   General partner                                          (56)          (58)
   Limited partners (199,045.2 units issued and
      outstanding)                                       62,085        67,343
                                                         62,029        67,285
                                                       $ 90,433      $ 95,668

Note: The balance sheet at December 31, 1999,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                        Three Months Ended
                                                            March 31,
                                                         2000        1999
Revenues:
   Rental income                                       $ 2,587      $ 2,456
   Interest income on investment in
     Master Loan to affiliate                               --          800
   Interest income                                         114           72
   Other income                                            145          133
      Total revenues                                     2,846        3,461
Expenses:
   Operating                                             1,161        1,158
   Depreciation                                            738          574
   General and administrative                              100          116
   Property taxes                                          143          143
   Interest                                                479          471
      Total expenses                                     2,621        2,462

Net income                                             $   225      $   999

Net income allocated to general partner (1%)           $     2      $    10

Net income allocated to limited partners (99%)             223          989
                                                       $   225      $   999

Net income per limited partnership unit                $  1.12      $  4.97

Distributions per limited partnership unit             $ 27.54      $  9.29

            See Accompanying Notes to Consolidated Financial Statements


c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1998              199,045.2      $   (96)     $ 86,230    $ 86,134

Distributions                               --           --        (1,850)     (1,850)

Net income for the three months
   ended March 31, 1999                     --           10           989         999

Partners' (deficit) capital
   at March 31, 1999                 199,045.2      $   (86)     $ 85,369    $ 85,283

Partners' (deficit) capital at
   December 31, 1999                 199,045.2          (58)     $ 67,343    $ 67,285

Distributions                               --           --        (5,481)     (5,481)

Net income for the three months
   ended March 31, 2000                     --            2           223         225

Partners' (deficit) capital at
   March 31, 2000                    199,045.2     $    (56)     $ 62,085    $ 62,029

            See Accompanying Notes to Consolidated Financial Statements



d)
                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                           2000         1999
Cash flows from operating activities:

  Net income                                               $  225      $   999
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              767          604
   Change in accounts:
      Receivables and deposits                                346          388
      Other assets                                           (466)        (536)
      Accounts payable                                        105         (330)
      Tenant security deposit liabilities                      16           21
      Accrued property taxes                                   16          (46)
      Other liabilities                                       (41)        (106)
       Net cash provided by operating activities              968          994

Cash flows from investing activities:

  Net receipts from (deposits to) restricted escrows           69          (82)
  Property improvements and replacements                     (702)        (550)
  Principal receipts on Master Loan                           109          121
       Net cash used in investing activities                 (524)        (511)

Cash flows from financing activities:

  Distributions to partners                                (5,481)      (1,850)
  Payments on notes payable                                   (75)         (78)
  Loan costs paid                                              --           (8)
       Net cash used in financing activities               (5,556)      (1,936)

Net decrease in cash and cash equivalents                  (5,112)      (1,453)
Cash and cash equivalents at beginning of period           11,175        8,683
Cash and cash equivalents at end of period                $ 6,063     $  7,230

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   464     $    461

            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and its affiliates during the three months ended March 31, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses)      $ 136     $ 133
 Reimbursement for services of affiliates (included in
  operating, and general and administrative expenses
  and investment properties)                                       54        69

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $136,000 and $133,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $69,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 116,705.30 limited partnership units in the Partnership representing 58.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.63% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 2000, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1999, the Partnership recorded approximately $800,000, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement). There was no interest income recorded for the three months ended March 31, 2000.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. There was no change in the provision for impairment loss for the three months ended March 31, 2000 and 1999. The General Partner evaluates the net realizable value on a semi-annual basis.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $10,608,000 and $9,293,000 for the three months ended March 31, 2000 and 1999, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At March 31, 2000, and December 31, 1999, such cumulative unrecognized interest totaling approximately $277,469,000 and $266,861,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,478,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 2000 and 1999, the Partnership received approximately $109,000 and $121,000 respectively, in principal payments on the Master Loan. This amount represents cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Note E - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $6,653,000, were greater than the reserve requirement of approximately $4,685,000 at March 31, 2000.

Note F - Distributions

Distributions from surplus cash of approximately $5,481,000 were paid to the limited partners ($27.54 per limited partnership unit) during the three months ended March 31, 2000. During the three months ended March 31, 1999, the Partnership paid approximately $1,850,000 in distributions from surplus cash to the limited partners ($9.29 per limited partnership unit). Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consist of one apartment complex located in North Carolina and one multiple-use facility consisting of apartment units and commercial space located in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities, and a credit union at terms ranging from two months to fifteen years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                2000                Residential  Commercial    Other      Totals
  Rental income                       $ 2,210       $ 377       $ --     $ 2,587
  Interest income                           9            1       104         114
  Other income                             90           55        --         145
  Interest expense                        420           59        --         479
  Depreciation                            718           20        --         738
  General and administrative
    expense                                --           --       100         100
  Segment profit                          110          111         4         225
  Total assets                         33,688        2,317    54,428      90,433
  Capital expenditures for
    investment properties                694             8        --         702

               1999                 Residential  Commercial    Other      Totals
  Rental income                      $ 2,130       $ 326       $ --     $ 2,456
  Interest income                         10            1         61         72
  Other income                           109           24         --        133
  Interest income on investment
    in Master Loan                        --           --        800        800
  Interest expense                       412           59         --        471
  Depreciation                           561           13         --        574
  General and administrative
    expense                               --           --        116        116
  Segment profit                         203           51        745        999
  Total assets                        34,461        1,422     77,909    113,792
  Capital expenditures for
    investment properties                549            1         --        550

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      The Loft Apartments                           94%        96%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  91%        94%
      The Sterling Commerce Center                  88%        79%
        Philadelphia, Pennsylvania

The decrease in occupancy at The Sterling Apartment Homes is attributable to a major renovation project which was performed at the property during the past year to improve the curb appeal of the property. The increase in occupancy at the Sterling Commerce Center is attributable to major capital improvements including exterior renovations, elevator rehabilitation and common area renovations which have been completed during the past year.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $225,000 compared to a net income of approximately $999,000 for the corresponding period in 1999. The decrease in net income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily due to a decrease in total revenues and, to a lesser extent, an increase in total expenses. The decrease in total revenues is due primarily to a decrease in interest income related to the Master Loan, which was partially offset by an increase in rental income and interest income. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Interest income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. Cash flow for these properties was lower for the three months ended March 31, 2000 as a result of capital expenditures at the properties. The increase in rental income was due to an increase in average rental rates at The Loft and The Sterling Apartment Homes and to an increase in occupancy at The Sterling Commerce Center, which more than offset the decrease in occupancy at The Loft and The Sterling Apartment Homes. The increase in interest income is the result of increased levels of cash maintained in interest bearing accounts.

The increase in total expenses for the three months ended March 31, 2000 is primarily due to an increase in depreciation expense, slightly offset by a decrease in general and administrative expenses. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1999 and 1998. General and administrative expense decreased due to a decrease in reimbursements to the General Partner for accountable administrative expenses.

Included in general and administrative expenses for the three month periods ended March 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $6,063,000 as compared to approximately $7,230,000 at March 31, 1999. Cash and cash equivalents decreased approximately $5,112,000 for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999. This decrease was primarily due to approximately $5,556,000 of net cash used in financing activities and, to a lesser extent, to approximately $524,000 of net cash used in investing activities which was partially offset by approximately $968,000 of net cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by principal repayments received on the Master Loan and, net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $6,653,000, were greater than the reserve requirement of approximately $4,685,000 at March 31, 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local, legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

The Loft

The Partnership has budgeted, but is not limited to, approximately $55,200 for capital improvements during the current year consisting of floor covering and mini-blinds replacements, appliances, HVAC condensing units, and water heaters. During the three months ended March 31, 2000, the Partnership completed approximately $22,000 of capital improvements, consisting primarily of appliances, floor covering replacement and mini-blind replacements. These improvements were funded from cash flow.

The Sterling

The Partnership has budgeted, but is not limited to, approximately $1,379,000 for capital improvements during the current year consisting of appliances, cabinet replacements, interior building improvements, electrical and plumbing upgrades, and floor covering replacements. During the three months ended March 31, 2000, the Partnership completed approximately $680,000 of capital improvements consisting primarily of plumbing and electrical upgrades, appliance and cabinet replacements and interior building improvements. These improvements were funded primarily from cash flow and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,999,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $5,481,000 were paid to the limited partners ($27.54 per limited partnership unit) during the three months ended March 31, 2000. During the three months ended March 31, 1999, the Partnership paid approximately $1,850,000 in distributions from surplus cash to the limited partners ($9.29 per limited partnership unit). Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. Furthermore, cash reserves are subject to the requirement of the Partnership Agreement which requires that the Partnership maintain reserves equal to 5% of Net Investment Capital. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

CCEP Property Operations

For the three months ended March 31, 2000, CCEP's net loss totaled approximately $9,882,000 on total revenues of approximately $4,936,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2000 and 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $10,608,000 and $9,293,000, respectively, which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 2000, the Partnership received approximately $109,000 in principal payments on the Master Loan. These amounts were received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2000, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of March 31, 2000.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt

                           Long-term Average Interest

                               Debt             Rate 6.86%
                                              (in thousands)

                               2000            $    222
                               2001                 323
                               2002                 346
                               2003                 371
                               2004                 393
                            Thereafter           25,344
                              Total            $ 26,999

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference

                        Number            Description

                    27 Financial Data Schedule, is filed as an exhibit to this report.

                    99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 2000 and 1999.

            b)    Reports on Form 8-K during the quarter ended March 31, 2000:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                                 By:     CONCAP EQUITIES, INC.
                                         Its General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                               Date:     May 15, 2000


                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2000 and 1999


                            EXHIBIT 99.1 (Continued)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

                                                       March 31,    December 31,
                                                          2000          1999
                                                      (Unaudited)      (Note)
Assets

   Cash and cash equivalents                          $  4,030      $   2,865
   Receivables and deposits                              1,083          1,359
   Restricted escrows                                      580            718
   Other assets                                            830            761
   Investment properties:
      Land                                               8,290          8,290
      Building and related personal property            86,906         85,969
                                                        95,196         94,259
      Less accumulated depreciation                    (72,907)       (71,592)
                                                        22,289         22,667
                                                     $  28,812      $  28,370
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                  $     461      $     493
   Tenant security deposit liabilities                     489            466
   Accrued property taxes                                  411            435
   Other liabilities                                       491            555
   Mortgage notes                                       22,478         22,556
   Master loan and interest payable                    345,339        334,840
                                                       369,669        359,345
Partners' Deficit

   General partner                                      (3,409)        (3,310)
   Limited partners                                   (337,448)      (327,665)
                                                      (340,857)      (330,975)
                                                     $  28,812      $  28,370

Note: The balance sheet at December 31, 1999,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   (in thousands)


                                                   Three Months Ended
                                                        March 31,
                                                    2000        1999
Revenues:                                                    (restated)

   Rental income                                  $  4,555   $  4,455
   Other income                                        381        381
      Total revenues                                 4,936      4,836
Expenses:
   Operating                                         1,999      2,045
   General and administrative                          161        138
   Depreciation                                      1,314      1,141
   Property taxes                                      326        289
   Interest                                         11,018     10,511
      Total expenses                                14,818     14,124

Loss from continuing operations                     (9,882)    (9,288)
Income from discontinued operations                     --         68
Net loss                                          $ (9,882)  $ (9,220)

Net loss allocated to general partner (1%)        $    (99)  $    (92)
Net loss allocated to limited partners (99%)        (9,783)    (9,128)
                                                  $ (9,882)  $ (9,220)

            See Accompanying Notes to Consolidated Financial Statements

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1998                 $ (3,108)      $(307,679)    $(310,787)

Net loss for the three months
   ended March 31, 1999                   (92)         (9,128)        (9,220)

Partners' deficit
   at March 31, 1999                 $ (3,200)      $(316,807)     $(320,007)

Partners' deficit

   at December 31, 1999              $ (3,310)      $(327,665)     $(330,975)
Net loss for the three months
   ended March 31, 2000                   (99)         (9,783)        (9,882)

Partners' deficit at
   March 31, 2000                    $ (3,409)      $(337,448)     $(340,857)

            See Accompanying Notes to Consolidated Financial Statements

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                             2000        1999
Cash flows from operating activities:

  Net loss                                                 $ (9,882)   $ (9,220)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                              1,336       1,352
  Change in accounts:
      Receivables and deposits                                  276         (77)
      Other assets                                              (90)       (103)
      Accounts payable                                          (32)       (148)
      Tenant security deposit liabilities                        23          20
      Accrued property taxes                                    (24)        102
      Other liabilities                                         (64)        (77)
      Accrued interest on Master Loan                        10,608       9,293
       Net cash provided by operating activities              2,151       1,142

Cash flows from investing activities:

  Property improvements and replacements                       (937)       (463)
  Lease commissions paid                                         --         (42)
  Net receipts from (deposits to) restricted escrows            138         (64)
       Net cash used in investing activities                   (799)       (569)

Cash flows from financing activities:

  Principal payments on Master Loan                            (109)       (121)
  Principal payments on notes payable                           (78)        (72)
       Net cash used in financing activities                   (187)       (193)

Net increase in cash and cash equivalents                     1,165         380
Cash and cash equivalents at beginning of period              2,865       1,992
Cash and cash equivalents at end of period                 $  4,030    $  2,372
Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    391    $  1,197

            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matures in November 2000. The Partnership realized a net loss of approximately $9,882,000 for the three months ended March 31, 2000. The General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $2,151,000 during the three months ended March 31, 2000; however, this was primarily the result of accruing interest of approximately $10,608,000 on its Master Loan indebtedness.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $345,339,000, including accrued interest, matures in November 2000. The Partnership has not received notice as to the maturity of the Master Loan. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At March 31, 2000, partners' deficit was approximately $340,857,000.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Consolidation

As of December 31, 1998, CCEP owned a 75% interest in a limited partnership ("Western Can, Ltd.") which owned 444 De Haro, an office building in San Francisco, California. No minority interest liability was reflected, as of December 31, 1998, for the 25% minority interest because Western Can, Ltd. had a net capital deficit and no minority liability existed with respect to CCEP. In May 1999, a limited partner in Western Can, Ltd. withdrew in connection with a settlement with CCEP pursuant to which the partner was paid $1,350,000 by CCEP. This settlement effectively terminated Western Can Ltd. as CCEP became the sole limited partner. CCEP's investment in Western Can, Ltd. is consolidated in CCEP's financial statements. In September 1999, 444 DeHaro was sold (see "Note D
- Discontinued Segment").

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

Note D - Discontinued Segment

In September 1999, 444 De Haro located in San Francisco, California was sold to an unaffiliated third party. 444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "Income from Discontinued Operations" for the three months ended March 31, 2000 and 1999. Revenues from 444 DeHaro were approximately $511,000 for the three months ended March 31, 1999. No revenues from 444 DeHaro were recorded during the three months ended March 31, 2000.

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 250 $ 240 Investment advisory fees (included in general
   and administrative expense)                                     45        43
 Reimbursement for services of affiliates (included in
   operating, general and administrative expenses
   and investment properties)                                      93        72

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $250,000 and $240,000 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $45,000 and $43,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 and $72,000 for the three months ended March 31, 2000 and 1999, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties ("CCIP") pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 1999 annual report. Such interest payments totaled approximately $800,000 for the three months ended March 31, 1999. There were no interest payments made during the three months ended March 31, 2000. There were no advances on the Master Loan during the three months ended March 31, 2000 or 1999. During the three months ended March 31, 2000 and 1999 CCEP paid approximately $109,000 and $121,000 respectively, to CCIP as principal payments on the Master Loan. These amounts were from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement.

Note F - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2000 and December 31, 1999, are approximately $345,339,000 and $334,840,000, respectively.

Terms of Master Loan Agreement

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

During the three months ended March 31, 2000, CCEP paid approximately $109,000 to CCIP as principal payments on the Master Loan. This amount was from cash received on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement. There were no advances on the Master Loan for the three months ended March 31, 2000 or 1999.