Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2000-08-10
CIK 352983

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

                    For the quarterly period ended June 30, 2000


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
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2000          1999
                                                           (Unaudited)      (Note)
Assets

   Cash and cash equivalents                                 $  6,499      $ 11,175
   Receivables and deposits                                       731         1,078
   Restricted escrows                                             538           600
   Other assets                                                 1,923         1,641

   Investment in Master Loan                                   67,698        67,865
      Less: allowance for impairment loss                     (17,417)      (17,417)
                                                               50,281        50,448
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   38,357        37,115
                                                               41,921        40,679
      Less:  accumulated depreciation                         (11,458)       (9,953)
                                                               30,463        30,726
                                                             $ 90,435      $ 95,668
Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                           $ 191          $ 108
   Tenant security deposit liabilities                            621           574
   Accrued property taxes                                          33            --
   Other liabilities                                              595           627
   Mortgage note payable                                       26,928        27,074
                                                               28,368        28,383
Partners' (Deficit) Capital

   General partner                                                (44)          (58)
   Limited partners (199,045.2 units issued and
      outstanding)                                             62,111        67,343
                                                               62,067        67,285
                                                             $ 90,435      $ 95,668

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

            See Accompanying Notes to Consolidated Financial Statements




b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                         Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                          2000        1999        2000        1999
Revenues:
   Rental income                         $ 2,640     $ 2,463     $ 5,227     $ 4,919
   Interest income on investment
       in Master Loan to affiliate         1,000         252       1,000       1,053
   Interest income                           101          69         215         141
   Other income                              222         177         367         309
         Total revenues                    3,963       2,961       6,809       6,422

Expenses:
   Operating                               1,147       1,050       2,308       2,208
   Depreciation                              767         689       1,505       1,263
   General and administrative                199         181         299         297
   Property taxes                            143          81         286         224
   Interest                                  480         491         959         962
         Total expenses                    2,736       2,492       5,357       4,954

Net income                               $ 1,227     $   469     $ 1,452     $ 1,468

Net income allocated

    to general partner (1%)              $    12     $     5     $    14     $    15
Net income allocated

    to limited partners (99%)              1,215         464       1,438       1,453

                                         $ 1,227     $   469     $ 1,452     $ 1,468

Net income per Limited

    Partnership Unit                     $  6.10     $  2.33     $  7.22     $  7.30

Distributions per Limited

    Partnership Unit                     $  5.97     $    --     $ 33.51     $  9.29

            See Accompanying Notes to Consolidated Financial Statements

c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1998              199,045.2      $   (96)     $ 86,230    $ 86,134

Distributions to partners                   --           --        (1,850)     (1,850)

Net income for the six months
   ended June 30, 1999                      --           15         1,453       1,468

Partners' (deficit) capital
   at June 30, 1999                  199,045.2      $   (81)     $ 85,833    $ 85,752

Partners' (deficit) capital at
   December 31, 1999                 199,045.2      $   (58)     $ 67,343    $ 67,285

Distributions to partners                   --           --        (6,670)     (6,670)

Net income for the six months
   ended June 30, 2000                      --           14         1,438       1,452

Partners' (deficit) capital at
   June 30, 2000                     199,045.2     $    (44)     $ 62,111    $ 62,067

            See Accompanying Notes to Consolidated Financial Statements

d)
                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 1,452      $ 1,468
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   1,564       1,327
   Change in accounts:
      Receivables and deposits                                       347         (24)
      Other assets                                                  (341)       (505)
      Accounts payable                                                83        (186)
      Tenant security deposit liabilities                             47          20
      Accrued property taxes                                          33         (29)
      Other liabilities                                              (32)       (125)
       Net cash provided by operating activities                   3,153       1,946

Cash flows from investing activities:

  Net receipts from (deposits to) restricted escrows                  62        (134)
  Property improvements and replacements                          (1,242)     (1,027)
  Lease commissions paid                                              --         (74)
  Principal receipts on Master Loan                                  167         124
       Net cash used in investing activities                      (1,013)     (1,111)

Cash flows from financing activities:

  Distributions to partners                                       (6,670)     (1,850)
  Payments on notes payable                                         (146)       (145)
  Loan costs paid                                                     --          (8)
       Net cash used in financing activities                      (6,816)     (2,003)

Net decrease in cash and cash equivalents                         (4,676)     (1,168)
Cash and cash equivalents at beginning of period                  11,175       8,683
Cash and cash equivalents at end of period                      $ 6,499     $  7,515

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 931      $    933

            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the six months ended June 30, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses)      $ 279     $ 266
 Reimbursement for services of affiliates (included in
  operating, and general and administrative expenses
  and investment properties)                                      167       126

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $279,000 and $266,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $167,000 and $126,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 117,301.80 limited partnership units in the Partnership representing 58.93% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.93% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At June 30, 2000, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 2000 and 1999, the Partnership recorded approximately $1,000,000 and $1,053,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement).

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. There was no change in the provision for impairment loss for the six months ended June 30, 2000 and 1999. The General Partner evaluates the net realizable value on a semi-annual basis.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $20,210,000 and $19,108,000 for the six months ended June 30, 2000 and 1999, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At June 30, 2000, and December 31, 1999, such cumulative unrecognized interest totaling approximately $287,185,000 and $266,975,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $22,398,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 2000 and 1999, the Partnership received approximately $167,000 and $124,000, respectively, in principal payments on the Master Loan. This amount represents cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Note E - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $7,121,000, were greater than the reserve requirement of approximately $4,626,000 at June 30, 2000.

Note F - Distributions

Distributions from surplus cash of approximately $6,670,000 were paid to the limited partners ($33.51 per limited partnership unit) during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Partnership paid approximately $1,850,000 in distributions from surplus cash to the limited partners ($9.29 per limited partnership unit). Included in the amounts at June 30, 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Included in the amounts at June 30, 1999 are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in North Carolina and one multiple-use facility consisting of apartment units and commercial space located in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities, and a credit union at terms ranging from two months to fifteen years.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


   Three Months Ended June 30, 2000    Residential  Commercial    Other      Totals
  Rental income                          $ 2,253       $  387      $ --     $ 2,640
  Interest income                             33           13        55         101
  Other income                               166           56        --         222
  Interest income on investment in
    Master Loan                               --           --     1,000       1,000
  Interest expense                           421           59        --         480
  Depreciation                               745           22        --         767
  General and administrative
    expense                                   --           --       199         199
  Segment profit                             262          109       856       1,227


    Six Months Ended June 30, 2000     Residential  Commercial    Other      Totals
  Rental income                          $ 4,463       $  764      $ --     $ 5,227
  Interest income                             42           14       159         215
  Other income                               256          111        --         367
  Interest income on investment in
    Master Loan                               --           --     1,000       1,000
  Interest expense                           841          118        --         959
  Depreciation                             1,463           42        --       1,505
  General and administrative
    expense                                   --           --       299         299
  Segment profit                             372          220       860       1,452
  Total assets                            32,490        1,713    56,232      90,435
  Capital expenditures for
    investment properties                  1,223           19        --       1,242


  Three Months Ended June 30, 1999   Residential  Commercial     Other     Totals
Rental income                          $ 2,110       $  353      $ --      $ 2,463
Interest income                              5            1         63          69
Other income                               132           45         --         177
Interest income on investment
  in Master Loan                            --           --        252         252
Interest expense                           432           59         --         491
Depreciation                               667           22         --         689
General and administrative
  expense                                   --           --        181         181
Segment profit                             211          124        134         469


  Six Months Ended June 30, 1999    Residential  Commercial     Other     Totals
Rental income                          $ 4,240       $  679    $    --     $ 4,919
Interest income                             15            2        124         141
Other income                               240           69         --         309
Interest income on investment
  in Master Loan                            --           --      1,053       1,053
Interest expense                           844          118         --         962
Depreciation                             1,228           35         --       1,263
General and administrative
  expense                                   --           --        297         297
Segment profit                             413          175        880       1,468
Total assets                            34,663        1,638     78,034     114,335
Capital expenditures for
  investment properties                  1,012           15         --       1,027

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Subsequent Event

On July  21,  2000,  CCEP  sold  Shirewood  Townhomes,  located  in  Shreveport,
Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. CCEP used all of the proceeds from the sale to paydown the Master Loan principal, as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,030,000.

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      The Loft Apartments                           93%        96%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  92%        93%
      The Sterling Commerce Center                  89%        88%
        Philadelphia, Pennsylvania

The decrease in occupancy at The Loft Apartments is attributed to a large number of new apartment complexes in the area.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $1,452,000 compared to net income of approximately $1,468,000 for the corresponding period in 1999. The Partnership recorded net income of approximately $1,227,000 for the three months ended June 30, 2000 compared to net income of approximately $469,000 for the corresponding period in 1999. The decrease in net income for the six month period ended June 30, 2000 compared with the six month period ended June 30, 1999 was primarily due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net income for the three month period ended June 30, 2000 compared with the three month period ended June 30, 1999 was primarily due to the increase in interest income related to the Master Loan and an increase in rental revenues offset slightly by an increase in total expenses. The increase in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties, which secure the Master Loan. Cash flow for these properties was lower for the six months ended June 30, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to increases in average rental rates at the Registrant's investment properties offset slightly by a decrease in occupancy at The Loft Apartments and The Sterling Apartment Homes. The increase in interest income is the result of increased levels of cash maintained in interest bearing accounts.

The increase in total expenses for the three and six months ended June 30, 2000 is primarily due to an increase in depreciation, property tax and operating expenses. The increase in operating expense is the result of an increase in property expenses, slightly offset by a decrease in maintenance expense. Property expenses increased due to an increase in the cost of utility expense at The Sterling. Maintenance expenses decreased due to decreases in repairs and supplies at The Sterling. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1999. The increase in property tax expense is due to the receipt in 1999 of a property tax refund for The Sterling.

Included in general and administrative expenses for the three and six month periods ended June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $6,499,000 as compared to approximately $7,515,000 at June 30, 1999. Cash and cash equivalents decreased approximately $4,676,000 for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999. This decrease was primarily due to approximately $6,816,000 of net cash used in financing activities and, to a lesser extent, to approximately $1,013,000 of net cash used in investing activities which was partially offset by approximately $3,153,000 of net cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by principal repayments received on the Master Loan and, net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and tenant security deposits totaling approximately $7,121,000, were greater than the reserve requirement of approximately $4,626,000 at June 30, 2000.

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

The Loft

The Partnership has budgeted, but is not limited to, approximately $93,000 for capital improvements during the current year consisting of floor covering and mini-blinds replacements, appliances, HVAC condensing units, and water heaters. During the six months ended June 30, 2000, the Partnership completed approximately $46,000 of budgeted capital improvements, consisting primarily of appliances, floor covering replacement and mini-blind replacements. These improvements were funded from cash flow.

The Sterling

The Partnership has budgeted, but is not limited to, approximately $1,379,000 for capital improvements during the current year consisting of appliances, cabinet replacements, interior building improvements, electrical and plumbing upgrades, and floor covering replacements. During the six months ended June 30, 2000, the Partnership completed approximately $1,196,000 of budgeted capital improvements consisting primarily of plumbing and electrical upgrades, air conditioning units, appliance and cabinet replacements and interior building improvements. These improvements were funded primarily from cash flow and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,928,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $6,670,000 were paid to the limited partners ($33.51 per limited partnership unit) during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Partnership paid approximately $1,850,000 in distributions from surplus cash to the limited partners ($9.29 per limited partnership unit). Included in the amounts at June 30, 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Included in the amounts at June 30, 1999, are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. Furthermore, cash reserves are subject to the requirement of the Partnership Agreement which requires that the Partnership maintain reserves equal to 5% of Net Investment Capital. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

CCEP Property Operations

For the six months ended June 30, 2000, CCEP's net loss totaled approximately $19,794,000 on total revenues of approximately $10,008,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 2000 and 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $21,210,000 and $20,161,000, respectively, all but approximately $1,000,000 and $1,053,000, respectively, represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 2000, the Partnership received approximately $167,000 in principal payments on the Master Loan. These amounts were received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Subsequently on July 21, 2000, CCEP sold Shirewood Townhomes, located in Shreveport, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. CCEP used all of the proceeds from the sale to paydown the Master Loan principal, as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,030,000.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2000, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of June 30, 2000.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt

                           Long-term Average Interest

                               Debt             Rate 6.86%
                                              (in thousands)

                               2000            $    151
                               2001                 323
                               2002                 346
                               2003                 371
                               2004                 393
                            Thereafter           25,344
                              Total            $ 26,928

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference

                  Number            Description

                  27 Financial Data Schedule, is filed as an exhibit to this report.

                  99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 2000 and 1999.

            b)    Reports on Form 8-K during the quarter ended June 30, 2000:

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

                              Date: August 10, 2000

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             June 30, 2000 and 1999

                            EXHIBIT 99.1 (Continued)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

                                                             June 30,    December 31,
                                                               2000          1999
                                                               ----          ----
                                                           (Unaudited)      (Note)
Assets

   Cash and cash equivalents                               $  3,823      $   2,865
   Receivables and deposits                                   1,392          1,359
   Restricted escrows                                           353            718
   Other assets                                                 715            761
   Investment properties:
      Land                                                    8,290          8,290
      Building and related personal property                 87,984         85,969
                                                             96,274         94,259
      Less accumulated depreciation                         (74,249)       (71,592)
                                                             22,025         22,667
                                                          $  28,308      $  28,370

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                       $     213      $     493
   Tenant security deposit liabilities                          506            466
   Accrued property taxes                                       634            435
   Other liabilities                                            443            555
   Mortgage notes                                            22,398         22,556
   Master loan and interest payable                         354,883        334,840

                                                            379,077        359,345

Partners' Deficit

   General partner                                           (3,508)        (3,310)
   Limited partners                                        (347,261)      (327,665)
                                                           (350,769)      (330,975)
                                                          $  28,308      $  28,370


Note: The balance sheet at December 31, 1999,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements


                            EXHIBIT 99.1 (Continued)

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   (in thousands)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2000        1999        2000        1999
 Revenues:                                              (restated)              (restated)
   Rental income                           $  4,603    $  4,450    $  9,158    $  8,905
   Other income                                 469         293         850         674
            Total revenues                    5,072       4,743      10,008       9,579

Expenses:
   Operating                                  2,145       2,043       4,144       4,088
   General and administrative                   157         150         318         288
   Depreciation                               1,343       1,200       2,657       2,341
   Interest                                  11,012      10,483      22,030      20,994
   Property taxes                               327         333         653         622
            Total expenses                   14,984      14,209      29,802      28,333
Loss from continuing operations              (9,912)     (9,466)    (19,794)    (18,754)

Income from discontinued operations              --         117          --         185

Net loss                                   $ (9,912)   $ (9,349)   $(19,794)   $(18,569)

Net loss allocated to general
 partner (1%)                              $    (99)   $    (94)   $   (198)   $   (186)
Net loss allocated to limited
 partners (99%)                              (9,813)     (9,255)    (19,596)    (18,383)
                                           $ (9,912)   $ (9,349)   $(19,794)   $(18,569)


            See Accompanying Notes to Consolidated Financial Statements

                            EXHIBIT 99.1 (Continued)

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1998                 $ (3,108)      $(307,679)     $(310,787)

Return of capital                          --          (1,350)        (1,350)

Net loss for the six months
   ended June 30, 1999                   (186)        (18,383)       (18,569)

Partners' deficit
   at June 30, 1999                  $ (3,294)      $(327,412)     $(330,706)

Partners' deficit
   at December 31, 1999              $ (3,310)      $(327,665)     $(330,975)

Net loss for the six months
   ended June 30, 2000                   (198)        (19,596)       (19,794)

Partners' deficit at
   June 30, 2000                     $ (3,508)      $(347,261)     $(350,769)

            See Accompanying Notes to Consolidated Financial Statements

                            EXHIBIT 99.1 (Continued)

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999

Cash flows from operating activities:

  Net loss                                                      $(19,794)   $(18,569)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,696       2,736
  Change in accounts:
      Receivables and deposits                                       (33)       (208)
      Other assets                                                     7        (116)
      Accounts payable                                              (280)        215
      Tenant security deposit liabilities                             40          39
      Accrued property taxes                                         199         312
      Other liabilities                                             (112)        (15)
      Accrued interest on Master Loan                             20,210      19,108

       Net cash provided by operating activities                   2,933       3,502

Cash flows from investing activities:

  Property improvements and replacements                          (2,015)     (1,170)
  Lease commissions paid                                              --        (138)
  Net receipts from (deposits to) restricted escrows                 365         (60)

       Net cash used in investing activities                      (1,650)     (1,368)

Cash flows from financing activities:

  Principal payments on Master Loan                                 (167)       (124)
  Principal payments on notes payable                               (158)       (146)
  Return of capital                                                   --      (1,350)
  Proceeds from note payable to affiliate                             --         650

       Net cash used in financing activities                        (325)       (970)

Net increase in cash and cash equivalents                            958       1,164
Cash and cash equivalents at beginning of period                   2,865       1,992
Cash and cash equivalents at end of period                      $  3,823    $  3,156
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,781    $  1,845

          See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matures in November 2000. The Partnership realized a net loss of approximately $19,794,000 for the six months ended June 30, 2000. The General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $2,933,000 during the six months ended June 30, 2000; however, this was primarily the result of accruing interest of approximately $20,210,000 on its Master Loan indebtedness.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $354,883,000, including accrued interest, matures in November 2000. The Partnership has not received notice as to the maturity of the Master Loan. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At June 30, 2000, partners' deficit was approximately $350,769,000.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Note D - Discontinued Segment

In September 1999, 444 De Haro located in San Francisco, California was sold to an unaffiliated third party. 444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "Income from Discontinued Operations" for the three and six months ended June 30, 1999. Revenues from 444 DeHaro were approximately $507,000 and $1,018,000 for the three and six months ended June 30, 1999. No revenues from 444 DeHaro were recorded during the three or six months ended June 30, 2000.

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 2000 and 1999:


                                                                  2000      1999
                                                                  ----      ----
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 502     $ 484
 Investment advisory fees (included in general
   and administrative expense)                                       90        90
 Reimbursement for services of affiliates (included in
   operating, general and administrative expenses
   and investment properties)                                       179       173
 Note payable to affiliate                                           --       650

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $502,000 and $484,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $90,000 for both the six months ended June 30, 2000 and 1999.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $179,000 and $173,000 for the six months ended June 30, 2000 and 1999, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties ("CCIP") pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 1999 annual report. Such interest payments totaled approximately $1,053,000 for the six months ended June 30, 1999 and approximately $1,000,000 for the six months ended June 30, 2000. There were no advances on the Master Loan during the six months ended June 30, 2000 or 1999. During the six months ended June 30, 2000 and 1999, CCEP paid approximately $167,000 and $124,000 respectively, to CCIP as principal payments on the Master Loan. These amounts were from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement.

Note F - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at June 30, 2000
and  December  31,  1999,  are  approximately   $354,883,000  and  $334,840,000,
respectively.

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

During the six months ended June 30, 2000, CCEP paid approximately $167,000 to CCIP as principal payments on the Master Loan. This amount was from cash received on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement. There were no advances on the Master Loan for the six months ended June 30, 2000 or 1999.

Note G - Subsequent Event

On July 21, 2000 the Partnership sold Shirewood Townhomes, located in Shreveport, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,030,000.