Form 10-Q
period 2000-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2000-11-14
CIK 352983

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

                 For the quarterly period ended September 30, 2000


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
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2000          1999
                                                           (Unaudited)      (Note)
Assets

   Cash and cash equivalents                                 $ 7,092       $ 11,175
   Receivables and deposits                                       791         1,078
   Restricted escrows                                             310           600
   Other assets                                                 1,832         1,641

   Investment in Master Loan                                   63,157        67,865
      Less: allowance for impairment loss                      (3,176)      (17,417)
                                                               59,981        50,448
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   38,583        37,115
                                                               42,147        40,679
      Less:  accumulated depreciation                         (12,222)       (9,953)
                                                               29,925        30,726
                                                             $ 99,931      $ 95,668
Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                          $    172      $    108
   Tenant security deposit liabilities                            639           574
   Accrued property taxes                                          70            --
   Other liabilities                                              629           627
   Mortgage note payable                                       26,859        27,074
                                                               28,369        28,383
Partners' (Deficit) Capital

   General partner                                                114           (58)
   Limited partners (199,045.2 units issued and
      outstanding)                                             71,448        67,343
                                                               71,562        67,285
                                                             $ 99,931      $ 95,668

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

            See Accompanying Notes to Consolidated Financial Statements


b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                          2000        1999        2000        1999
Revenues:
   Rental income                         $ 2,781     $ 2,470     $ 8,008     $ 7,389
   Interest income on investment
       in Master Loan to affiliate         1,000       1,691       2,000       2,744
    Reduction of provision for
      impairment loss                     14,241          --      14,241          --
   Interest income                            84          54         299         195
   Other income                              201         145         568         454
   Property tax refunds                      210          --         210          61
         Total revenues                   18,517       4,360      25,326      10,843

Expenses:
   Operating                               1,123         936       3,431       3,144
   Depreciation                              764         711       2,269       1,974
   General and administrative                274         120         573         417
   Property taxes                            163         142         449         427
   Interest                                  492         485       1,451       1,447
         Total expenses                    2,816       2,394       8,173       7,409

Net income                               $15,701     $ 1,966     $17,153     $ 3,434

Net income allocated

    to general partner (1%)              $   157     $    19     $   172     $    34
Net income allocated

    to limited partners (99%)             15,544       1,947      16,981       3,400

                                         $15,701     $ 1,966     $17,153     $ 3,434

Net income per Limited

    Partnership Unit                     $ 78.09     $  9.78     $ 85.31     $ 17.08

Distributions per Limited

    Partnership Unit                     $ 31.17     $104.35     $ 64.69     $113.64


            See Accompanying Notes to Consolidated Financial Statements


c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital

   at December 31, 1998              199,045.2      $   (96)     $ 86,230    $ 86,134

Distributions to partners                   --           --       (22,621)    (22,621)

Net income for the nine months
   ended September 30, 1999                 --           34         3,400       3,434

Partners' (deficit) capital

   at September 30, 1999             199,045.2      $   (62)     $ 67,009    $ 66,947

Partners' (deficit) capital at
   December 31, 1999                 199,045.2      $   (58)     $ 67,343    $ 67,285

Distributions to partners                   --           --       (12,876)    (12,876)

Net income for the nine months
   ended September 30, 2000                 --          172        16,981      17,153

Partners' capital at

   September 30, 2000                199,045.2     $    114      $ 71,448    $ 71,562


            See Accompanying Notes to Consolidated Financial Statements

d)
                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 17,153     $ 3,434
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,356       2,067
   Reduction of provision for impairment loss                    (14,241)        --
   Change in accounts:
      Receivables and deposits                                       287          58
      Other assets                                                  (212)       (517)
      Accounts payable                                                64        (230)
      Tenant security deposit liabilities                             65          71
      Accrued property taxes                                          70         (13)
      Other liabilities                                                2        (117)
       Net cash provided by operating activities                   5,544       4,753

Cash flows from investing activities:

  Net receipts from restricted escrows                               290       1,351
  Property improvements and replacements                          (1,468)     (1,752)
  Principal receipts on Master Loan                                4,708      20,153
  Lease commissions paid                                             (59)         --
       Net cash provided by investing activities                   3,471      19,752

Cash flows from financing activities:

  Distributions to partners                                      (12,876)     (2,246)
  Payments on notes payable                                         (215)       (213)
  Loan costs paid                                                     (7)         (8)
       Net cash used in financing activities                     (13,098)     (2,467)

Net (decrease) increase in cash and cash equivalents              (4,083)     22,038
Cash and cash equivalents at beginning of period                  11,175       8,683
Cash and cash equivalents at end of period                      $ 7,092     $ 30,721

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 1,401     $  1,404

Supplemental disclosure of non-cash activity:

As of September 30, 1999,  distributions  payable was adjusted by  approximately
$20,375 relating to non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Reclassifications

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the nine months ended September 30, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses)      $ 429     $ 395
 Reimbursement for services of affiliates (included in
  operating, and general and administrative expenses
  and investment properties)                                      398       187

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $429,000 and $395,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $398,000 and $187,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 123,837.50 limited partnership units in the Partnership representing 62.214% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.214% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At September 30, 2000, the recorded investment in the Master Loan was considered to be impaired under Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 2000 and 1999, the Partnership recorded approximately $2,000,000 and $2,744,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement).

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the nine months ended September 30, 2000, a reduction in the provision for impairment loss was recognized for approximately $14,241,000 due to an increase in the net realizable value of the collateral properties. There was no change in the provision for impairment loss for the nine months ended September 30, 1999. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements. The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates of such properties. The increase in occupancy at the properties is attributable to approximately $6,847,000 of combined capital improvements made at most of the properties for the past twenty one months. These improvements have been funded primarily from property operations and cash flows. During the nine months ended September 30, 2000 and 1999, the Partnership made no advances to CCEP as an advance on the Master Loan.

Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly, reduced the allowance for impairment loss on the master loan during the nine months ended September 30, 2000.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $29,681,000 and $27,471,000 for the nine months ended September 30, 2000 and 1999, respectively. Interest income is recognized on the cash basis as allowed under SFAS 114. At September 30, 2000, and December 31, 1999, such cumulative unrecognized interest totaling approximately $296,656,000 and $266,975,000 was not included in the balance of the investment in Master Loan. In addition, eight of the properties are collateralized by first mortgages totaling approximately $40,590,000 at September 30, 2000, which are superior to the Master Loan. During the nine months ended September 30, 2000, CCEP incurred new first mortgage debt on two properties and refinanced first mortgage debt on three properties. Accordingly, these facts have been taken into consideration in determining the fair value of the Master Loan.

During the nine months ended September 30, 2000 the Partnership received approximately $4,708,000 as principal payments on the Master Loan. Approximately $182,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining, $4,526,000 resulted from the receipt of net proceeds from the sale of Shirewood Townhomes by CCEP on July 21, 2000. Subsequent to September 30, 2000 the Partnership received approximately $28,770,000 as principal payments on the Master Loan.

During the nine months ended September 30, 1999, the Partnership received approximately $20,153,000 as principal payments on the Master Loan. Approximately $153,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining, $20,000,000 resulted from the receipt of net proceeds from the sale of 444 De Haro.

Note E - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $7,092,000, were greater than the reserve requirement of approximately $4,315,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 140,565.90 units had voted of which 136,767.20 units had voted in favor of the amendment, 2,805.70 voted against the amendment and 993.00 units abstained.

Note F - Distributions

Distributions from surplus cash of approximately $12,876,000 were paid to the limited partners ($64.69 per limited partnership unit) during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Partnership paid approximately $2,246,000 in distributions from surplus cash to the limited partners ($11.28 per limited partnership unit). In addition, distributions totaling approximately $20,375,000 were declared as of September 30, 1999 and paid from surplus funds in October 1999 to the limited partners (approximately $102.36 per limited partnership unit). Included in the amounts at September 30, 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Included in the amounts at September 30, 1999 are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. Subsequent to September 30, 2000, the Partnership declared and paid to the limited partners a distribution from surplus cash of approximately $35,004,000 ($175.86 per limited partnership unit). Approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP subsequent to September 30, 2000.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


  Three Months Ended September 30, 2000
                                         Residential  Commercial    Other     Totals

  Rental income                            $ 2,395       $ 386       $ --     $ 2,781
  Interest income                               23            5        56          84
  Other income                                 134           66         1         201
  Property tax refunds                         179           31        --         210
  Interest income on investment in
    Master Loan                                 --           --     1,000       1,000
  Reduction of provision for
   impairment loss                              --           --    14,241      14,241
  Interest expense                             433           59        --         492
  Depreciation                                 743           21        --         764
  General and administrative
    expense                                     --           --       274         274
  Segment profit                               577          100     15,024     15,701


  Nine Months Ended September 30, 2000
                                       Residential  Commercial    Other      Totals

  Rental income                          $ 6,858      $ 1,150      $ --     $ 8,008
  Interest income                             65           19       215         299
  Other income                               390          177         1         568
  Property tax refunds                       179           31        --         210
  Interest income on investment in
    Master Loan                               --           --     2,000       2,000
   Reduction of provision for
    impairment loss                            --           --    14,241      14,241
  Interest expense                         1,274          177        --       1,451
  Depreciation                             2,206           63        --       2,269
  General and administrative
    expense                                   --           --       573         573
  Segment profit                             949          320     15,884     17,153
  Total assets                            32,915        1,950    65,066      99,931
  Capital expenditures for
    investment properties                  1,449           19        --       1,468



Three Months Ended September 30, 1999
                                    Residential  Commercial     Other     Totals
Rental income                          $ 2,085       $ 385       $ --      $ 2,470
Interest income                              5            2         47          54
Other income                               103           42         --         145
Interest income on investment
  in Master Loan                            --           --      1,691       1,691
Interest expense                           446           39         --         485
Depreciation                               684           27         --         711
General and administrative
  expense                                   --           --        120         120
Segment profit                             156          192      1,618       1,966



Nine Months Ended September 30, 1999
                                   Residential  Commercial     Other     Totals
Rental income                          $ 6,325      $ 1,064      $ --      $ 7,389
Interest income                             20            4        171         195
Other income                               343          111         --         454
Property tax refunds                        52            9         --          61
Interest income on investment
  in Master Loan                            --           --      2,744       2,744
Interest expense                         1,290          157         --       1,447
Depreciation                             1,912           62         --       1,974
General and administrative
  expense                                   --           --        417         417
Segment profit                             569          367      2,498       3,434
Total assets                            34,718        1,860     79,290     115,868
Capital expenditures
  for investment properties              1,716           36         --       1,752

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      The Loft Apartments                           93%        96%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  93%        91%
      The Sterling Commerce Center                  89%        88%
        Philadelphia, Pennsylvania

The decrease in occupancy at The Loft Apartments is attributed to a large number of new apartment complexes in the area.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $17,153,000 compared to net income of approximately $3,434,000 for the corresponding period in 1999. The Partnership recorded net income of approximately $15,701,000 for the three months ended September 30, 2000 compared to net income of approximately $1,966,000 for the corresponding period in 1999. The increase in net income for the three and nine months ended September 30, 2000 compared with the corresponding period in 1999 was primarily due to the $14,241,000 reduction of provision for impairment loss recognized in 2000. During the nine months ended September 30, 2000, a reduction in the provision for impairment loss was recognized for approximately $14,241,000 due to an increase in the net realizable value of the collateral properties. There was no change in the provision for impairment loss for the nine months ended September 30, 1999. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements. The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates of such properties. The increase in occupancy at the properties is attributable to approximately $6,847,000 of combined capital improvements made at most of the properties for the past twenty one months. These improvements have been funded primarily from property operations and cash flows. During the nine months ended September 30, 2000 and 1999, the Partnership made no advances to CCEP as an advance on the Master Loan.

Excluding the reduction of provision for impairment loss, the partnership's net income for the three and nine months ended September 30, 2000 was approximately $1,460,000 and $2,912,000 as compared to approximately $1,966,000 and $3,434,000 for the three and nine months ended September 30, 1999. The decrease in net income for the nine month period ended September 30, 2000 compared with the nine month period ended September 30, 1999 was primarily due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net income for the three month period ended September 30, 2000 compared with the three month period ended September 30, 1999 was primarily due to an increase in total expenses and a decrease in total revenues. The increase in total revenues for the nine months ended September 30, 2000 is attributable to an increase in rental income, interest income, other income and property tax refunds which more than offset the decrease in interest income on investment in Master Loan to affiliate. The decrease in total revenues for the three months ended September 30, 2000 is due to the decrease in interest income on investment in Master Loan to affiliate more than offsetting the increases in the other components of total revenues. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties, which secure the Master Loan. Cash flow for these properties was lower for the nine months ended September 30, 2000 as a result of capital expenditures at the properties. The increase in rental income for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, was due to increases in average rental rates at the Registrant's investment properties offset slightly by a decrease in occupancy at The Loft Apartments. In addition, there has been a decrease in concessions offered at The Sterling as a result of the complex nearing completion of its renovation. The increase in interest income is the result of increased levels of cash maintained in interest bearing accounts. The increase in real estate tax refunds is due to The Sterling receiving refunds on prior year tax bills which had been under appeal.

The increase in total expenses for the three and nine months ended September 30, 2000 is primarily due to an increase in depreciation, operating expenses and general and administrative expenses. The increase in operating expense is the result of an increase in property expenses, slightly offset by a decrease in maintenance expense. Property expenses increased due to an increase in the cost of utility expense and salaries at The Sterling. Maintenance expenses decreased due to decreases in repairs and supplies at The Sterling. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 1999.

General and administrative expenses increased for the three and nine month periods ended September 30, 2000 and 1999 due to an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $7,092,000 as compared to approximately $30,721,000 at September 30, 1999. Cash and cash equivalents decreased approximately $4,083,000 for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999. This decrease was primarily due to approximately $13,098,000 of net cash used in financing activities offset by approximately $3,471,000 of net cash provided by investing activities and approximately $5,544,000 of net cash provided by operating activities. Cash provided by investing activities consisted primarily of principal repayments received on the Master Loan and net receipts from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and other loan costs. The Registrant invests its working capital reserves in money market accounts.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $7,092,000, were greater than the reserve requirement of approximately $4,315,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 140,565.90 units had voted of which 136,767.20 units had voted in favor of the amendment, 2,805.70 voted against the amendment and 993.00 units abstained.

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

The Loft

The Partnership has budgeted, but is not limited to, approximately $93,000 for capital improvements during the current year consisting of floor covering and mini-blinds replacements, appliances, HVAC condensing units, and water heaters. During the nine months ended September 30, 2000, the Partnership completed approximately $77,000 of budgeted capital improvements, consisting primarily of appliances, floor covering replacement and mini-blind replacements. These improvements were funded from cash flow and replacement reserves.

The Sterling

The Partnership has budgeted, but is not limited to, approximately $2,610,000 for capital improvements during the current year consisting of appliances, cabinet replacements, interior building improvements, electrical and plumbing upgrades, and floor covering replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $1,391,000 of budgeted capital improvements consisting primarily of plumbing and electrical upgrades, air conditioning units, appliance and cabinet replacements and interior building improvements. These improvements were funded primarily from cash flow and replacement reserves.

The additional capital improvements planned for 2000 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,859,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $12,876,000 were paid to the limited partners ($64.68 per limited partnership unit) during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Partnership paid approximately $2,246,000 in distributions from surplus cash to the limited partners ($11.28 per limited partnership unit). In addition, distributions totaling approximately $20,375,000 were declared as of September 30, 1999 and paid from surplus funds in October 1999 to the limited partners (approximately $102.36 per limited partnership unit). Included in the amounts at September 30, 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Included in the amounts at September 30, 1999, are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. Subsequent to September 30, 2000, the Partnership declared and paid to the limited partners a distribution from surplus cash of approximately $35,004,000 ($175.86 per limited partnership unit). Approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP subsequent to September 30, 2000. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

CCEP Property Operations

For the nine months ended September 30, 2000, CCEP's net loss totaled approximately $26,957,000 on total revenues of approximately $17,835,000 of which approximately $3,024,000 is from the gain on sale of one of CCEP's investment properties. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 2000 and 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $31,680,000 and $30,215,000, respectively, all but approximately $2,000,000 and $2,744,000, respectively, represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 2000, the Partnership received approximately $4,708,000 in principal payments on the Master Loan. Approximately $182,000 was from cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement and the remaining $4,526,000 resulted from the receipt of net proceeds from the sale of Shirewood Townhomes by CCEP on July 21, 2000. Subsequent to September 30, 2000 the Partnership received approximately $28,770,000 as principal payments on the Master Loan.

On July  21,  2000,  CCEP  sold  Shirewood  Townhomes,  located  in  Shreveport,
Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. CCEP used all of the proceeds from the sale to paydown the Master Loan principal, as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,024,000.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2000, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of September 30, 2000.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt

                           Long-term Average Interest

                               Debt             Rate 6.86%
                                              (in thousands)

                               2000            $     82
                               2001                 323
                               2002                 346
                               2003                 371
                               2004                 393
                            Thereafter           25,344
                              Total            $ 26,859

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total of 140,565.90 units had voted of which 136,767.20 units had voted in favor of the amendment, 2,805.70 units voted against the amendment and 993.00 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference

                        Number            Description

     27 Financial Data Schedule, is filed as an exhibit to this report.

     99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the nine months ended September 30, 2000 and 1999.

     b) Reports on Form 8-K during the quarter ended September 30, 2000:

     Current report on Form 8-K filed August 7, 2000 disclosing the sale of Shirewood Townhomes, one of Consolidated Capital Equity Partners, L.P.'s properties.

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

                                 Date:  November 14, 2000

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED

                           September 30, 2000 and 1999


                            EXHIBIT 99.1 (Continued)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

                                                               September 30,  December 31,
                                                                    2000          1999
                                                                (Unaudited)      (Note)
Assets

   Cash and cash equivalents                                    $ 20,446      $   2,865
   Receivables and deposits                                        2,306          1,359
   Restricted escrows                                                387            718
   Other assets                                                    1,277            761
   Investment properties:
      Land                                                         7,796          8,290
      Building and related personal property                      82,293         85,969
                                                                  90,089         94,259
      Less accumulated depreciation                              (69,701)       (71,592)
                                                                  20,388         22,667
                                                               $  44,804      $  28,370
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                            $     514      $     493
   Tenant security deposit liabilities                               483            466
   Accrued property taxes                                            890            435
   Other liabilities                                                 447            555
   Mortgage notes                                                 40,590         22,556
   Master loan and interest payable                              359,812        334,840
                                                                 402,736        359,345
Partners' Deficit

   General partner                                                (3,580)        (3,310)
   Limited partners                                             (354,352)      (327,665)
                                                                (357,932)      (330,975)
                                                               $  44,804      $  28,370

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

            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   (in thousands)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              2000        1999        2000        1999
Revenues:                                              (restated)              (restated)
   Rental income                           $  4,360    $  4,455    $ 13,518    $ 13,360
   Other income                                 443         295       1,293         969
   Gain on sale of investment property        3,024          --       3,024          --
            Total revenues                    7,827       4,750      17,835      14,329

Expenses:
   Operating                                  2,092       2,090       6,236       6,179
   General and administrative                   242         166         560         453
   Depreciation                               1,072       1,197       3,729       3,538
   Interest                                  10,890      10,466      32,920      31,460
   Property taxes                               287         296         940         917
            Total expenses                   14,583      14,215      44,385      42,547

Loss from continuing operations              (6,756)     (9,465)    (26,550)    (25,218)
(Loss) income from discontinued
  operations                                     --        (172)         --          12
Gain on sale of discontinued operations          --      16,690          --      16,690
(Loss) income before extraordinary
  item                                       (6,756)      7,053     (26,550)    (11,516)
Extraordinary loss on early
  extinguishment of debt                       (407)         --        (407)         --

Net (loss) income                          $ (7,163)   $  7,053    $(26,957)   $(11,516)

Net (loss) income allocated to general
 partner (1%)                              $    (72)   $     71    $   (270)   $   (115)
Net (loss) income allocated to limited
 partners (99%)                              (7,091)      6,982     (26,687)    (11,401)

                                           $ (7,163)   $  7,053    $(26,957)   $(11,516)


            See Accompanying Notes to Consolidated Financial Statements

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at

   December 31, 1998                 $ (3,108)      $(307,679)    $(310,787)

Net loss for the nine months
   ended September 30, 1999              (115)        (11,401)       (11,516)

Partners' deficit

   at September 30, 1999             $ (3,223)      $(319,080)     $(322,303)

Partners' deficit

   at December 31, 1999              $ (3,310)      $(327,665)     $(330,975)

Net loss for the nine months
   ended September 30, 2000              (270)        (26,687)       (26,957)

Partners' deficit at

   September 30, 2000                $ (3,580)      $(354,352)     $(357,932)


            See Accompanying Notes to Consolidated Financial Statements

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                      $(26,957)   $(11,516)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                   3,788       4,088
   Gain on sale of discontinued operations                            --     (16,690)
   Extraordinary loss on early extinguishment of debt                407          --
   Gain on sale of investment property                            (3,024)         --
  Change in accounts:
      Receivables and deposits                                      (947)       (446)
      Other assets                                                    (5)     (1,390)
      Accounts payable                                                21         (94)
      Tenant security deposit liabilities                             17        (110)
      Accrued property taxes                                         455         619
      Other liabilities                                             (108)        499
      Accrued interest on Master Loan                             29,680      27,471

       Net cash provided by operating activities                   3,327       2,431

Cash flows from investing activities:

  Property improvements and replacements                          (2,945)     (2,212)
  Proceeds from sale of investment property                        4,526      21,900
  Net receipts from restricted escrows                               324         160
  Lease commission paid                                               --        (144)

       Net cash provided by investing activities                   1,905      19,704

Cash flows from financing activities:

  Principal payments on Master Loan                               (4,708)    (20,153)
  Principal payments on notes payable                               (238)       (223)
  Proceeds from refinancing                                       24,325          --
  Payoff of mortgage notes payable                                (6,053)         --
  Debt extinguishment cost                                          (251)         --
  Loan cost paid                                                    (726)         --

       Net cash provided by (used in) financing
       activities                                                 12,349     (20,376)

Net increase in cash and cash equivalents                         17,581       1,759
Cash and cash equivalents at beginning of period                   2,865       1,992
Cash and cash equivalents at end of period                      $ 20,446    $  3,751

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $  3,216    $  3,930


            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matures in November 2000. The Partnership realized a net loss of approximately $26,957,000 for the nine months ended September 30, 2000. The General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated cash from operations of approximately $3,327,000 during the nine months ended September 30, 2000; however, this was primarily the result of accruing interest of approximately $29,680,000 on its Master Loan indebtedness.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $359,812,000, including accrued interest, matures in November 2000. The Partnership has not received notice as to the maturity of the Master Loan. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At September 30, 2000, partners' deficit was approximately $357,932,000.

The General Partner expects revenues from the ten investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

Note D - Discontinued Segment

In September 1999, 444 De Haro located in San Francisco, California was sold to an unaffiliated third party for approximately $23,250,000. In conjunction with the sale, a fee of approximately $698,000 was accrued to the General Partner in accordance with the Partnership Agreement. This fee was paid in 2000. After payment of closing costs and the fee to the General Partner, the net proceeds received by the Partnership were approximately $21,900,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $16,690,000 after writing off the undepreciated value of the property and CCEP's investment in Western Can, Ltd (as discussed above). As required by the terms of the Master Loan Agreement (see Note F), the Partnership remitted $20,000,000 of the net sale proceeds to CCIP during the nine months ended September 30, 1999. 444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "(Loss) Income from Discontinued Operations" for the three and nine months ended September 30, 1999. Revenues from 444 DeHaro were approximately $261,000 and $1,279,000 for the three and nine months ended September 30, 1999. No revenues from 444 DeHaro were recorded during the three or nine months ended September 30, 2000.

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 744 $ 725 Investment advisory fees (included in general
   and administrative expense)                                   134       134
 Reimbursement for services of affiliates (included in
   operating, general and administrative expenses
   and investment properties)                                    369       279
 Due to affiliates (included in other liabilities)                73        --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $744,000 and $725,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $134,000 for both the nine months ended September 30, 2000 and 1999.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $369,000 and $279,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $73,000 of the current year expense was accrued and is included in other liabilities in the accompanying consolidated balance sheet.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties ("CCIP") pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 1999 annual report. Such interest payments totaled approximately $2,744,000 for the nine months ended September 30, 1999 and approximately $2,000,000 for the nine months ended
September 30, 2000. There were no advances on the Master Loan during the nine months ended September 30, 2000 or 1999. During the nine months ended September 30, 2000 CCEP paid approximately $4,708,000 to CCIP as principal payments on the Master Loan. Approximately $182,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining, $4,526,000 resulted from the receipt of net proceeds from the sale of Shirewood Townhomes (see "Note G").

During the nine months ended September 30, 1999, CCEP paid approximately $20,153,000 to CCIP as principal payments on the Master Loan. Approximately $153,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining, $20,000,000 resulted from the receipt of net proceeds from the sale of 444 De Haro.

Note F - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at September 30, 2000 and December 31, 1999, are approximately $359,812,000 and $334,840,000, respectively.

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

During the nine months ended September 30, 2000, CCEP paid approximately $4,708,000 to CCIP as principal payments on the Master Loan. Approximately $182,000 was from cash received on certain investments by CCEP, which are required to be transferred to CCIP as per the Master Loan Agreement and the remaining, $4,526,000 resulted from the receipt of net proceeds from the sale of Shirewood Townhomes. There were no advances on the Master Loan for the nine months ended September 30, 2000 or 1999.

Subsequent to September 30, 2000, CCEP paid approximately $28,770,000 to CCIP as principal payments to the Master Loan in connection with the transaction discussed in Notes H and I below.

Note G - Sale of Property

On July 21, 2000 the Partnership sold Shirewood Townhomes, located in Shreveport, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,024,000. In conjunction with the sale, a fee of approximately $133,000 was paid to the General Partner in accordance with the Partnership Agreement.

Note H - Refinancings/Financings and Extraordinary Loss

On September 29, 2000, the Partnership refinanced the mortgage encumbering The Dunes Apartments. The refinancing replaced indebtedness of approximately $1,945,000 with a new mortgage in the amount of $4,120,000. The new mortgage carries a stated interest rate of 7.81%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures on February 1, 2010. Total capitalized loan costs were approximately $116,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $134,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Palm Lake Apartments. The refinancing replaced indebtedness of approximately $1,653,000 with a new mortgage in the amount of $3,000,000. The new mortgage carries a stated interest rate of 7.86%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $25,000 are due monthly until the loan matures on February 1, 2010. Total capitalized loan costs were approximately $94,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Tates Creek Village Apartments. The refinancing replaced indebtedness of approximately $2,455,000 with a new mortgage in the amount of $4,225,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $35,000 are due monthly until the loan matures on April 1, 2010. Total capitalized loan costs were approximately $106,000 at September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $155,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership financed a mortgage encumbering Society Park Apartments. The mortgage debt totaled $5,330,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments on the mortgage loan of approximately $44,000 are due monthly until the loan matures on February 1, 2010. Total capitalized loan costs were approximately $159,000 at September 30, 2000.

On September 29, 2000, the Partnership financed a mortgage encumbering Regency Oaks Apartments. The mortgage debt totaled $7,650,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments on the mortgage loan of approximately $63,000 are due monthly until the loan matures on February 1, 2010. Total capitalized loan costs were approximately $217,000 at September 30, 2000.

Included in the loan costs capitalized associated with the above transactions was a 1% fee of approximately $243,000 paid to the General Partner in accordance with the terms of the Partnership Agreement.

Note I - Subsequent Events

On October 3, 2000, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced indebtedness of approximately $6,704,000 with a new mortgage in the amount of $9,700,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $80,000 are due monthly until the loan matures on March 1, 2010. Total capitalized loan costs were approximately $229,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $428,000 due to the write-off of unamortized loan costs and a prepayment penalty during the fourth quarter of 2000.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Indian Creek Apartments. The refinancing replaced indebtedness of approximately $4,438,000 with a new mortgage in the amount of $8,750,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $72,000 are due monthly until the loan matures on January 1, 2010. Total capitalized loan costs were approximately $199,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $260,000 due to the write-off of unamortized loan costs and a prepayment penalty during the fourth quarter of 2000.

On October 3, 2000, the Partnership financed a mortgage encumbering Silverado Apartments. The new mortgage is in the amount of $3,525,000. The new mortgage carries a stated interest rate of 7.87%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures on November 1, 2010. Total capitalized loan costs were approximately $110,000.

On October 11, 2000, the  Partnership  refinanced the mortgage  encumbering  The
Knolls Apartments. The refinancing replaced indebtedness of approximately $5,116,000 with a new mortgage in the amount of $9,900,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $81,000 are due monthly until the loan matures on March 1, 2010. Total capitalized loan costs were approximately $228,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $315,000 due to the write-off of unamortized loan costs and a prepayment penalty during the fourth quarter of 2000.

Included in the loan costs capitalized associated with the above transactions was a 1% fee of approximately $319,000 paid to the General Partner in accordance with the terms of the Partnership Agreement.