Form 10-K
period 2000-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2001-04-02
CIK 352983

FORM 10-K--ANNUAL REPORT PURSUANT TO
        SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

General

Consolidated   Capital   Institutional    Properties   (the   "Partnership"   or
"Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units"). The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of approximately $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,296.8 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the Corporate General Partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO. (See "Transfer of Control" below)

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former Corporate General Partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

Through December 31, 2000, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 2000, the balance of the Master Loan, net of the allowance for possible losses, was approximately $31,055,000. EP used the proceeds from these loans to acquire 18 apartment buildings and 4 office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has 11 apartment buildings. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling was also collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property".

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 2000, 1999 and 1998 is included in "Item 8. Financial Statements - Note L" and is an integral part of the Form 10-K.

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

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The Registrant is currently evaluating its options as to the Master Loan currently being in default. Those options include foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. If the Partnership forecloses on the properties securing the new Master Loan, title in the properties owned by CCEP would be vested in the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

For 1992, Excess Cash Flow was generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow has had the effect of reducing income on the investment in the Master Loan by the amount of CCEP's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investment in real estate as of December 31, 2000:


                                  Date of
Property                        Acquisition      Type of Ownership           Use

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

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2000.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)


The Loft Apartments       $ 7,143      $ 3,544     5-20 yrs    S/L       $ 5,010

The Sterling Apartment
  Homes and Commerce
  Center                   35,183        9,445     5-25 yrs    S/L        28,163

                          $42,326      $12,989                           $33,173

See  "Note A" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the mortgages encumbering the Registrant's properties at December 31, 2000.


                      Principal
                      Balance At                                          Principal
                       December                                            Balance
                       31, 2000       Interest        Period   Maturity    Due At
      Property                          Rate        Amortized    Date     Maturity
                                                                              (1)

The Loft Apartments
  1st mortgage          $ 4,276          6.95%       360 months 12/01/05    $ 3,903

The Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage           22,486          6.77%       120 months 10/01/08     19,975

                       $ 26,762                                            $ 23,878

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay these mortgages and other specific details about the mortgages.

Rental Rate and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                               Average Annual          Average
                                                Rental Rates          Occupancy
 Property                                    2000          1999     2000    1999

 The Loft Apartments                     $ 8,941/unit  $ 8,771/unit  93%     96%

 The Sterling Apartment Homes
   (residential)                          15,523/unit   14,371/unit  94%     91%

 The Sterling Commerce Center
   (commercial)                            16.22/s.f.    14.90/s.f.  89%     84%

The General Partner attributes the increase in occupancy at the Sterling Commerce Center and the Sterling Apartment Homes to major capital improvements including exterior renovations, elevator rehabilitation and common area renovations. The decrease in occupancy at The Loft is attributed to a large number of new apartment complexes in the area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial property in the area. The General Partner believes that all of the properties are adequately insured. Each apartment complex leases properties for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2001 through the maturities of the current leases.

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent

  2001               5              10,666           $176,651         12.03%
  2002               6              18,817            273,168         18.60%
  2003               9              18,969            265,442         18.07%
  2004               1               2,835             41,122          2.80%
  2005               3               4,268             88,674          6.04%
  2006               1               3,838             62,440          4.25%
  2007               3              31,559            561,165         38.21%


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of The Sterling Commerce Center as of December 31, 2000.


                           Square Footage Annual Rent
 Nature of Business        Leased       Per Square Foot          Lease Expiration

  Business Services        33,747            $14.82        9,335 sq. ft. - exp. 4/30/02
                                                           24,412 sq. ft. - exp. 7/31/07

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                         Billing        Rate
                                      (in thousands)
The Loft Apartments                        $ 91         .99%
The Sterling Apartment Homes and
  Commerce Center                           506        8.79%

Capital Improvements:

The Loft Apartments: During the year ended December 31, 2000, the Partnership completed approximately $100,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering, appliance, water heater and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $50,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center: During the year ended December 31, 2000, the Partnership completed approximately $1,547,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of plumbing and electrical upgrades, new appliances, cabinet, floor covering and furniture replacements, interior decoration and interior building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $147,400 for the apartments and $.54 per square foot or approximately $60,000 for the Commerce Center. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000. The Partnership currently has 12,301 holders of record owning an aggregate of 199,045.2 Units. Affiliates of the General Partner owned 125,866 units or 63.23% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998, 1999 and 2000 and subsequent to December 31, 2000 (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98            $28,598,000 (1)        $143.58

       01/01/99 - 12/31/99             22,621,000 (2)         113.65

       01/01/00 - 12/31/00             47,880,000 (3)         240.55

     Subsequent to 12/31/2000           7,767,000 (4)          39.02

(1) Consists of $1,798,000 of cash from operations and $26,800,000 of cash from surplus funds.

(2)   Distributions were made from surplus funds.

(3) Distributions were made from surplus funds, approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP.

(4) Distributions were from surplus funds, approximately $6,776,000 of which was from residual proceeds from financing and refinancing proceeds from CCEP.

The Registrant's distribution policy is reviewed on a quarterly basis. Future distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 125,866 limited partnership units in the Partnership representing 63.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                           FOR THE YEARS ENDED DECEMBER 31,
                               2000         1999         1998         1997         1996
STATEMENTS OF OPERATIONS
                                           (in thousands, except unit data)

Total revenues             $   14,193   $   13,545   $   14,394   $   11,608   $    9,414
Total expenses                (10,823)      (9,773)      (9,087)      (8,041)      (8,586)
Reduction in provision
 for impairment loss           14,241           --       23,269           --           --
Net income                 $   17,611   $    3,772   $   28,576   $    3,567   $      828
Net income per Limited
  Partnership Unit         $    87.59   $    18.76   $   142.12   $    17.74   $     4.12

Distributions per Limited
  Partnership Unit         $   240.55   $   113.65   $   143.58   $     9.94   $    85.33
Limited Partnership Units
  outstanding               199,045.2    199,045.2    199,045.2      199,052      199,052


                                          AS OF DECEMBER 31,
BALANCE SHEETS                2000          1999         1998         1997         1996
                                            (in thousands)
Total assets              $ 65,383      $ 95,668     $115,182     $ 91,628      $ 91,657

Mortgage note payable     $ 26,762      $ 27,074     $ 27,360     $  4,448      $  4,498

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

Results of Operations

2000 compared to 1999

The Registrant's net income for the year ended December 31, 2000 was approximately $17,611,000 compared to net income of approximately $3,772,000 for the year ended December 31, 1999. The increase in net income for the year ended December 31, 2000 was primarily due to the $14,241,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized in 2000 due to an increase in the net realizable value of the collateral properties. There was no adjustment to the provision for impairment loss during 1999. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements.

Excluding the reduction of provision for impairment loss, the partnership's net income for the year ended December 31, 2000 and 1999 was approximately $3,370,000 and $3,772,000, respectively. The decrease in net income for the year ended December 31, 2000 was primarily due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses for the year ended December 31, 2000 is primarily due to an increase in depreciation, operating expenses and general and administrative expenses. The increase in operating expense is the result of an increase in utilities expense and salaries and benefits at The Sterling, slightly offset by a decrease in advertising expense. Advertising expense decreased at The Sterling due to an increase in occupancy thus eliminating the needs for extensive advertising. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 2000 and 1999 which are now being depreciated.

The increase in total revenues for the year ended December 31, 2000 is attributable to an increase in rental income, interest income, other income and a property tax refund which more than offset the decrease in interest income on investment in Master Loan to affiliate. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the operating cash flow of the properties which secure the Master Loan. Operating cash flow for these properties was lower for the year ended December 31, 2000 as a result of capital expenditures at the properties. The increase in rental income for the years ended December 31, 2000 as compared to the same period in 1999, was due to increases in average rental rates at the Registrant's investment properties along with an increase in occupancy at the Sterling which was offset slightly by a decrease in occupancy at The Loft Apartments. In addition, there has been a decrease in concessions offered at The Sterling as a result of the complex completing its renovation during 2000. The increase in interest income is the result of higher average balances in interest bearing accounts. The property tax refund was due to The Sterling receiving a refund on prior year tax bills which were appealed.

General and administrative expenses increased for the year ended December 31, 2000 due to an increase in the costs of services provided by the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

1999 Compared with 1998

The Registrant's net income for the year ended December 31, 1999, was approximately $3,772,000 compared to net income of approximately $28,576,000 for the corresponding period in 1998. The decrease in the net income for the year ended December 31, 1999 was primarily due to the $23,269,000 reduction of provision for impairment loss recognized in 1998. No reduction of allowance for impairment loss was recorded for December 31, 1999 as the fair value of the collateral properties underlying the Master Loan did not significantly change from the fair value at December 31, 1998 and accordingly no change to the allowance was deemed necessary during 1999. Excluding the reduction of provision for impairment loss, the Registrant's net income for the year ended December 31, 1998 was approximately $5,307,000. For the comparable years, total revenues decreased, exclusive of the reduction of provision for impairment loss, due to a decline in interest income related to the Master Loan, which was partially offset by an increase in rental income. Income on the Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the operating cash flow of the properties which secure the Master Loan. Operating cash flow for these properties was lower for the year ended December 31, 1999 as a result of capital expenditures at the properties. The increase in rental income was due to an increase in occupancy at The Loft and The Sterling Commerce Center and an increase in the average annual rental rates at all of the properties which more than offset a slight decrease in occupancy at The Sterling Apartment Homes.

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

The General Partner attributes the increase in 1998 on the net realizable value of the collateral properties securing the Master Loan to the increase in occupancy and/or average rental rates at the properties collateralizing the loan. The increase in occupancy at the properties was attributable to approximately $8,403,000 of combined capital improvements made at most of the properties for the three years ended December 31, 1998. These improvements were funded primarily from property operations and cash flows as the only advances from the Partnership to CCEP totaled approximately $367,000 during 1998, 1997 and 1996.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $2,036,000 compared to approximately $11,175,000 at December 31, 1999, a decrease of approximately $9,139,000. The decrease is due to approximately $48,204,000 of cash used in financing activities, offset by approximately $32,060,000 of cash provided by investing activities and approximately $7,005,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties and payment of loan costs. Cash provided by investing activities consisted primarily of principal repayments received on the Master Loan and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements and lease commissions paid. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvements needs of all the properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $275 per unit or $198,000 for all the apartments and $.54 per square foot or approximately $60,000 for the Sterling Commerce Center. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,762,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Distributions from surplus cash of approximately $47,880,000 were paid to the limited partners ($240.55 per limited partnership unit) during the year ended December 31, 2000 of which approximately $28,770,000 was from the receipt of net financing and refinancing proceeds from CCEP. Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999. During the year ended December 31, 1998, the Partnership paid approximately $1,798,000 in distributions from operations (approximately $1,780,000 to limited partners or $8.94 per limited partnership unit). Also, during the year ended December 31, 1998, the Partnership paid approximately $26,800,000 in distributions from surplus funds to limited partners ($134.64 per limited partnership unit). Subsequent to December 31, 2000 the Partnership distributed approximately
$7,767,000 of surplus cash to the limited partners ($39.02 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2001 or subsequent periods. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a
Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 140,565.90 units had voted of which 136,767.20 units had voted in favor of the amendment, 2,805.70 voted against the amendment and 993.00 units abstained.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 125,866 limited partnership units in the Partnership representing 63.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

During the years ended December 31, 2000, 1999 and 1998, the Partnership received approximately $33,634,000, $20,713,000, and $2,687,000, respectively, as principal payments on the Master Loan from CCEP. For 2000, approximately $238,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties. For 1999, approximately $163,000 was received on certain investments by CCEP. Approximately $20,550,000 was received representing the net proceeds from the sale of 444 DeHaro. For 1998, approximately $581,000 was received on certain investments by CCEP. Approximately $2,106,000 was part of the net proceeds from the sale of Northlake Quadrangle.

CCEP Property Operations

For the years ended December 31, 2000, 1999 and 1998, CCEP's net loss totaled approximately $37,493,000, $20,178,000 and $33,266,000, respectively, with total revenues of approximately $22,747,000, $19,262,000, and $18,922,000, respectively. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 2000, 1999 and 1998, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $41,287,000, $39,609,000, and $36,333,000, respectively, all but $2,000,000,
$2,744,000, and $4,138,000, respectively, of which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

The Master Loan Agreement matured in November 2000. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note. If CCIP were to foreclose on its collateral, CCEP would no longer hold title to its properties and would be dissolved.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment, population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not impact the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not impact the Partnership's results of operations as it relates to the Loan. See "Item 8 - Financial Statements and Supplementary Data - Note D" for further information.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2000, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximates the carrying value as of December 31, 2000.

                      Principal Amount by Expected Maturity

                                              Fixed Rate Debt
                            Long-term         Average Interest
                              Debt               Rate 6.80%
                                               (in thousands)
                              2001                 $  304
                              2002                    346
                              2003                    371
                              2004                    393
                              2005                  4,320
                           Thereafter              21,028
                              Total               $26,762

Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)



                                                                    December 31,
                                                                2000          1999
Assets
   Cash and cash equivalents                                  $  2,036      $ 11,175
   Receivables and deposits                                        886         1,078
   Restricted escrows                                              453           600
   Other assets                                                  1,616         1,641

   Investment in Master Loan                                    34,231        67,865
      Less allowance for impairment loss                        (3,176)      (17,417)
                                                                31,055        50,448
   Investment properties (Notes E and H):
      Land                                                       3,564         3,564
      Buildings and related personal property                   38,762        37,115
                                                                42,326        40,679
      Less accumulated depreciation                            (12,989)       (9,953)
                                                                29,337        30,726
                                                              $ 65,383      $ 95,668
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                           $    189      $    108
   Tenant security deposit liabilities                             675           574
   Other liabilities                                               741           627
   Mortgage notes payable (Note E)                              26,762        27,074
                                                                28,367        28,383
Partners' (Deficit) Capital
   General partner                                                 118           (58)
   Limited partners (199,045.2 units issued and
      outstanding)                                              36,898        67,343
                                                                37,016        67,285
                                                              $ 65,383      $ 95,668

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                      2000         1999          1998
Revenues:
   Rental income                                   $ 10,826    $  9,877      $  9,191
   Interest income on investment in Master
    Loan to affiliate (Note D)                        2,000       2,744         4,138
   Reduction of provision for impairment
      loss (Note D)                                  14,241          --        23,269
   Interest income                                      397         318           410
   Other income                                         760         606           655
   Property tax refund                                  210          --            --
      Total revenues                                 28,434      13,545        37,663

Expenses:
   Operating                                          4,570       4,150         4,856
   General and administrative                           711         531           556
   Depreciation                                       3,036       2,655         2,292
   Interest                                           1,909       1,926           751
   Property taxes                                       597         511           632

      Total expenses                                 10,823       9,773         9,087

Net income (Note C)                                $ 17,611    $  3,772      $ 28,576

Net income allocated to general partner (1%)       $    176    $     38      $    286

Net income allocated to limited partners (99%)       17,435       3,734        28,290

                                                   $ 17,611    $  3,772      $ 28,576

Net income per limited partnership unit            $  87.59    $  18.76      $ 142.12

Distribution per limited partnership unit          $ 240.55    $ 113.65      $ 143.58


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' (deficit) capital at
   December 31, 1997                   199,052.0     $  (364)   $ 86,520    $ 86,156

Distributions                                 --         (18)    (28,580)    (28,598)
Abandonment of partnership units
  (Note K)                                  (6.8)         --          --          --

Net income for the year
   ended December 31, 1998                    --         286      28,290      28,576

Partners' (deficit) capital
   at December 31, 1998                199,045.2         (96)     86,230      86,134

Distributions                                 --          --     (22,621)    (22,621)

Net income for the year ended
   December 31, 1999                          --          38       3,734       3,772

Partners' (deficit) capital at
   December 31, 1999                   199,045.2         (58)     67,343      67,285

Distributions                                 --          --     (47,880)    (47,880)

Net income for the year ended
   December 31, 2000                          --         176      17,435      17,611

Partners' capital at
   December 31, 2000                   199,045.2     $   118    $ 36,898    $ 37,016

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Years Ended December 31,
                                                          2000        1999        1998
Cash flows from operating activities:
Net income                                              $ 17,611    $  3,772   $ 28,576
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                          3,169       2,778      2,360
    Casualty loss                                             --          --         14
    Gain on sale of land                                      --          --        (19)
    Reduction of provision for impairment loss           (14,241)         --    (23,269)
    Change in accounts:
         Receivables and deposits                            192         (93)        (1)
         Other assets                                        (22)       (513)      (209)
         Interest receivable on Master Loan                   --          --        604
         Accounts payable                                     81        (323)       267
         Tenant security deposit liabilities                 101          70        148
         Accrued property taxes                               --         (62)        62
         Other liabilities                                   114         (64)       187
Net cash provided by operating activities                  7,005       5,565      8,720

Cash flows from investing activities:
    Property improvements and replacements                (1,647)     (2,183)    (3,239)
    Lease commissions paid                                   (74)         --       (279)
    Proceeds from sale of land                                --          --         75
    Net receipts from (deposits to) restricted
      escrows                                                147       1,312     (1,846)
    Principal receipts on Master Loan                     33,634      20,713      2,687
Net cash provided by (used in) investing activities       32,060      19,842     (2,602)

Cash flows from financing activities:
    Loan costs                                               (12)         (8)      (440)
    Distributions to partners                            (47,880)    (22,621)   (28,598)
    Proceeds from mortgage note payable                       --          --     23,000
    Payments on mortgage notes payable                      (312)       (286)       (88)
Net cash used in financing activities                    (48,204)    (22,915)    (6,126)

Net (decrease) increase in cash and cash
    equivalents                                           (9,139)      2,492         (8)
Cash and cash equivalents at beginning of year            11,175       8,683      8,691

Cash and cash equivalents at end of year                $  2,036    $ 11,175   $  8,683

Supplemental disclosure of cash flow information:
     Cash paid for interest                             $  1,861    $  1,869   $    597

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 2000, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, CCEC, a Colorado corporation, was the Corporate General Partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"), acquired CCEC's General Partner interests in the Partnership and in 15 other affiliated public Limited Partnerships (the "Affiliated Partnerships") and replaced CCEC as Managing General Partner in all 16 partnerships.

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

The Partnership owns and operates one apartment property and one multiple-use complex in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of the Master Loan which is collateralized by apartment properties located throughout the United States.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania Limited Partnership ("KBA-I, L.P."), Kennedy Boulevard Associates II, L.P., Kennedy Boulevard Associates III, L.P., Kennedy Boulevard Associates IV, L.P., and Kennedy Boulevard GP I ("KBGP-I"), a Pennsylvania Partnership. Each of the entities above except KBGP-I are Pennsylvania limited partnerships, and the general partners of each of these affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member. Therefore, the Partnership controls these affiliated limited and general partnerships, and consolidation is appropriate. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("the Sterling"). All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,045.2 Units outstanding in 2000 and 1999 and 199,052 Units outstanding in 1998.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,861,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts. There were no amounts in cash concentration accounts at December 31, 1999.

Restricted Escrows:

      Replacement Reserve Account - At the time of the December 15, 1995, refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. At December 31, 2000 and 1999, the balances are approximately $121,000 and $96,000, respectively.

      In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. As of December 31, 2000 and 1999, the balances are approximately $332,000 and $245,000, respectively.

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

Loan Costs: As of December 31, 2000 and 1999, loan costs of approximately $584,000 and $572,000, respectively, less accumulated amortization of approximately $160,000 and $103,000 respectively, are included in other assets. These costs are amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits totaling approximately $676,000 and $572,000 as of December 31, 2000 and 1999, respectively, are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of one apartment complex and one multiple-use building consisting of apartment units and commercial space and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000, 1999 or 1998.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At December 31, 2000 and 1999, lease commissions totaled approximately $543,000 and $469,000, respectively, with accumulated amortization of approximately $207,000 and $131,000, respectively.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $71,000, $90,000 and $138,000 for the years ended December 31, 2000, 1999 and 1998, respectively, were charged to operating expense.

Reclassifications: Certain reclassifications have been made to the 1999 and 1998 information to conform to the 2000 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                                    2000          1999        1998

Net income as reported                            $17,611       $ 3,772     $ 28,576
Add (deduct):
   Deferred revenue and other liabilities             195          (915)         155
   Depreciation differences                           499           471          459
   Accrued expenses                                    21            28            3
   Interest income                                 (2,000)       (2,744)      (4,138)
   Differences in valuation allowances            (14,241)           --      (23,269)
   Other loss on disposition                           14            --           --

Federal taxable income                            $ 2,099       $   612     $  1,786
Federal taxable income per
     limited partnership unit                     $ 10.44       $  3.04     $   8.88

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                December 31,
                                           2000              1999

Net assets as reported                  $37,016            $ 67,285
Land and buildings                          931                 908
Accumulated depreciation                  2,905               2,414
Allowance for impairment loss             3,176              17,417
Interest receivable                       3,324               5,324
Syndication fees                         22,500              22,500
Other                                      (205)               (420)
Net assets - Federal tax basis          $69,647            $115,428

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its Limited Partners to lend funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At December 31, 2000 and 1999, the recorded investment in the Master Loan was considered to be impaired under SFAS No. 114. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 2000 and 1998, the Partnership recorded approximately $14,241,000 and $23,269,000, respectively, in income based upon an increase in the fair value of the collateral. No change in impairment was recorded for the year ended December 31, 1999.

For the years ended December 31, 2000, 1999, and 1998, the Partnership recorded approximately $2,000,000, $2,744,000 and $4,138,000, respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated and paid to the Partnership.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $14,241,000 and $23,269,000 reduction in the provision for impairment loss recognized during the years ended December 31, 2000 and 1998, respectively, is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past few years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or, in some cases, to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties as no amounts have been borrowed on the Master Loan or from other sources in the past few years.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $39,401,000, $36,865,000 and $32,195,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At December 31, 2000 and 1999, such cumulative unrecognized interest totaling approximately $306,262,000 and $266,861,000 was not included in the balance of the investment in Master Loan. In addition, six of the properties are collateralized by first mortgages totaling approximately $56,060,000 as of December 31, 2000, which are senior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the years ended December 31, 2000, 1999 and 1998, the Partnership made no advances to CCEP on Master Loan.

During the years ended December 31, 2000, 1999 and 1998, the Partnership received approximately $33,634,000, $20,713,000, and $2,687,000, respectively, as principal payments on the Master Loan from CCEP. For 2000, approximately $238,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties. For 1999, approximately $163,000 was received on certain investments by CCEP. Approximately $20,550,000 was received representing the net proceeds from the sale of 444 DeHaro. For 1998, approximately $581,000 was received on certain investments by CCEP and approximately $2,106,000 was part of the net proceeds from the sale of Northlake Quadrangle.

Terms of the Master Loan Agreement

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. The interest rates for each of the years ended December 31, 2000, 1999 and 1998 was 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matured in November 2000. The Partnership is currently evaluating its options as to the Master Loan currently being in default. Those options include foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan.

The investment in the Master Loan consists of the following:

                                                        As of December 31,
                                                         2000          1999
                                                          (in thousands)

         Master Loan funds advanced
             at beginning of year                   $ 67,865       $ 88,578
         Principal receipts on Master Loan           (33,634)       (20,713)

         Master Loan funds advanced
             at end of year                         $ 34,231       $ 67,865

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                           As of December 31,
                                                       2000       1999       1998
                                                             (in thousands)

Allowance for impairment loss on Master
  Loan to affiliates, beginning of year            $ 17,417     $ 17,417  $ 40,686
  Reduction of impairment loss                      (14,241)          --   (23,269)

Allowance for impairment loss on Master
  Loan to affiliates, end of year                  $  3,176     $ 17,417  $ 17,417

Note E - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                            Principal        Monthly                     Principal
                           Balance At        Payment                      Balance
                           December 31,    (including  Interest Maturity    Due At
      Property           2000       1999    interest)    Rate     Date    Maturity
                         (in thousands)  (in thousands)                 (in thousands)


The Loft Apartments
  1st mortgage          $ 4,276    $ 4,338    $ 30      6.95%  12/01/05   $ 3,903

The Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage           22,486     22,736     149      6.77%  10/01/08    19,975

                       $ 26,762   $ 27,074    $179                       $ 23,878

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                               2001            $   304
                               2002                346
                               2003                371
                               2004                393
                               2005              4,320
                            Thereafter          21,028
                                               $26,762

Note F - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 2000, 1999, and 1998:

                                                   2000        1999        1998
                                                         (in thousands)
Property management fees (included in
  operating expense)                               $580        $525        $485

Reimbursement for services of affiliates
  (included in operating, general
   and administrative expense, other
   assets and investment properties)                510         259         543

During the years ended December 31, 2000, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $580,000, $525,000 and $485,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $510,000, $259,000 and $543,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Included in "Reimbursement for services of affiliates" for the years ended 2000, 1999 and 1998 is approximately $29,000, $38,000 and $33,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $171,000 of lease commissions and in loan financing costs, respectively, are included for the year ended December 31, 1998.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 125,866 limited partnership units in the Partnership representing 63.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note G - Commitments

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

Note H - Real Estate and Accumulated Depreciation


Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Loft Apartments             $ 4,276         $ 1,053       $ 4,147        $  1,943
The Sterling Apt Homes
 and Commerce Center             22,486           2,567        12,341          20,275
                                $26,762         $ 3,620       $16,488        $ 22,218

                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                                 (in thousands)

                                   Buildings
                                  And Related
                                   Personal              Accumulated     Date    Depreciable
       Description         Land    Property    Total    Depreciation   Acquired  Life-Years
                                                       (in thousands)
The Loft                  $  997    $ 6,146    $ 7,143     $ 3,544     11/19/90     5-20

The Sterling               2,567     32,616     35,183       9,445     12/01/95     5-25
  Totals                  $3,564    $38,762    $42,326     $12,989

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     Years Ended December 31,
                                                 2000          1999          1998
                                                          (in thousands)

Real Estate

Balance, real estate at beginning of year       $40,679       $38,496       $35,335
    Property improvements and
      replacements                                1,647         2,183         3,239
    Property sold/written off                        --            --           (78)
Balance, real estate at end of year             $42,326       $40,679       $38,496

Accumulated Depreciation

Balance at beginning of year                    $ 9,953       $ 7,298       $ 5,014
    Additions charged to expense                  3,036         2,655         2,292
    Disposals due to write-offs                      --            --            (8)
Balance at end of year                          $12,989       $ 9,953       $ 7,298

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $43,257,000 and $41,587,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999 is approximately $10,084,000, and $7,539,000, respectively.

Note I - Revenues

Rental income on the commercial property leases is recognized on the straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

                            Year Ending
                           December 31,
                               2001        $  1,394
                               2002           1,336
                               2003           1,128
                               2004             957
                               2005             834
                            Thereafter        1,276
                                           $  6,925

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note J - Sale of Land

In July 1998, the Partnership sold approximately 1.26 acres of land (5.33% of the total land) at The Loft Apartments. The land was situated to the side of the property. This resulted in a net gain of approximately $19,000 on the sale.

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

Note L - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's property segments consist of one apartment complex in North Carolina and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career services facilities, and a credit union at terms ranging from two months to fifteen years.

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

Segment information for the years 2000, 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


2000                                    Residential  Commercial     Other     Totals

Rental income                             $ 9,298      $ 1,528      $ --      $10,826
Interest income                                98           24         275        397
Other income                                  520          239           1        760
Interest expense                            1,673          236          --      1,909
Depreciation                                2,952           84          --      3,036
General and administrative expense             --           --         711        711
Interest Income on Investment in
  Master Loan                                  --           --       2,000      2,000
Reduction for provision of
  impairment loss                              --           --      14,241     14,241
Segment profit                              1,424          381      15,806     17,611
Total assets                               32,276        1,853      31,254     65,383
Capital expenditures for investment
 properties                                 1,596           51          --      1,647


1999                                     Residential  Commercial    Other      Totals

Rental income                              $ 8,452      $ 1,425      $ --     $ 9,877
Interest income                                 33            5        280        318
Other income                                   447          159         --        606
Interest expense                             1,691          235         --      1,926
Depreciation                                 2,578           77         --      2,655
General and administrative expense              --           --        531        531
Interest Income on Investment
  in Master Loan                                --           --      2,744      2,744
Segment profit                                 772         507       2,493      3,772
Total assets                                33,654       2,067      59,947     95,668
Capital expenditures for investment
 properties                                  2,132          51          --      2,183


1998                                     Residential  Commercial    Other      Totals

Rental income                              $ 7,853      $ 1,338      $ --     $ 9,191
Interest income                                 27            6        377        410
Other income                                   470          155         30        655
Interest expense                               751           --         --        751
Depreciation                                 2,240           52         --      2,292
General and administrative expense              --           --        556        556
Interest income on investment
  in Master Loan                                --           --      4,138      4,138
Reduction of provision of impairment
  loss                                          --           --     23,269     23,269
Segment profit                                 822          496     27,258     28,576
Total assets                                35,283        1,281     78,618    115,182
Capital expenditures for investment
 properties                                  2,902         337          --      3,239

Note M - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note N - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the partnership (in thousands, except unit data):

                                1st         2nd       3rd        4th
2000                          Quarter     Quarter   Quarter    Quarter    Total
Revenues:
  Rental, interest and
    other income            $  2,846    $  2,963    $ 3,066   $ 3,108   $ 11,983
  Interest income on
    investment in Master Loan     --       1,000      1,000        --      2,000
  Reduction of provision for
    impairment loss               --          --     14,241        --     14,241
  Property tax refund             --          --        210        --        210
    Total revenues             2,846       3,963     18,517     3,108     28,434
Total expenses                 2,621       2,736      2,816     2,650     10,823
Net income                  $    225    $  1,227   $ 15,701  $    458   $ 17,611
Net income allocated
  to General Partner (1%)   $      2    $     12   $    157  $      5   $    176
Net income allocated
  to Limited Partners (99%)      223       1,215     15,544       453     17,435
                            $    225    $  1,227   $ 15,701  $    458   $ 17,611
Net income per limited
  partnership unit          $   1.12    $   6.10   $  78.09  $   2.28   $  87.59
Distributions per limited
  partnership unit          $  27.54    $   5.97   $  31.17  $ 175.87   $ 240.55


                                1st         2nd       3rd        4th
1999                          Quarter     Quarter   Quarter    Quarter    Total
Revenues:
  Rental, interest and
    other income            $  2,661    $  2,709    $ 2,669   $ 2,762   $ 10,801
  Interest income on
   investment in Master Loan     800         252      1,692        --      2,744
    Total revenues             3,461       2,961      4,361     2,762     13,545
Total expenses                 2,462       2,492      2,394     2,425      9,773

Net income                  $    999    $    469   $  1,967  $    337   $  3,772

Net income allocated
  to General Partner (1%)   $     10    $      5   $     20  $      3   $     38
Net income allocated
  to Limited Partners (99%)      989         464      1,947       334      3,734
                            $    999    $    469   $  1,967  $    337   $  3,772
Net income per limited
  partnership unit          $   4.97    $   2.33   $   9.78  $   1.68   $  18.76
Distributions per limited
  partnership unit          $   9.29    $     --   $ 104.36  $     --   $ 113.65

Note O - Distributions

Distributions from surplus cash of approximately $47,880,000 were paid to the limited partners ($240.55 per limited partnership unit) during the year ended December 31, 2000 of which approximately $28,770,000 was from the receipt of net financing and refinancing proceeds from CCEP. Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999. During the year ended December 31, 1998, the Partnership paid approximately $1,798,000 in distributions from operations (approximately $1,780,000 to limited partners or $8.94 per limited partnership unit). Also, during the year ended December 31, 1998, the Partnership paid approximately $26,800,000 in distributions from surplus funds to limited partners ($134.64 per limited partnership unit). Subsequent to December 31, 2000 the Partnership distributed approximately
$7,767,000 of surplus cash to the limited partners ($39.02 per limited partnership unit).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors,  Executive  Officers  of  the  General  Partner  of the
            Partnership

The names and ages of, as well as the positions and offices held by, the present executive officers and directors of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 2000, their ages and the nature of all positions with CEI presently held by them are as follows:

        Name                 Age    Position

        Patrick J. Foye       43    Executive Vice President and Director

        Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$38,000  and  non-audit  services  (principally  tax-related)  of  approximately
$21,000.

Item 11. Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

      Name and Address                   Number of Units     Percentage
      Insignia Properties, L.P.
      (an affiliate of AIMCO)                50,572.4          25.41%
      Reedy River Properties, L.L.C.
      (an affiliate of AIMCO)                28,832.5          14.48%
      Cooper River Properties, L.L.C.
      (an affiliate of AIMCO)                11,365.6           5.71%
      AIMCO Properties, L.P.
      (an affiliate of AIMCO)                35,095.5          17.63%

Reedy River Properties, Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 20602.

AIMCO Properties, LP is ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

(b)      Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2000, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

                                             NUMBER OF       PERCENT
         NAME AND ADDRESS                      UNITS        OF TOTAL

         Insignia Properties Trust
         55 Beattie Place
         P.O. Box 1089
         Greenville, SC 29602                 100,000         100%

Effective February 26, 1999, Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation. As a result, AIMCO ultimately acquired a 100% interest in Insignia Properties Trust.

Item 13. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 2000, 1999, and 1998:

                                                   2000        1999        1998
                                                         (in thousands)

Property management fees                           $580        $525        $485

Reimbursement for services of affiliates            510         259         543

During the years ended December 31, 2000, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $580,000, $525,000 and $485,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $510,000, $259,000 and $543,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Included in "Reimbursement for services of affiliates" for the years ended 2000, 1999 and 1998 is approximately $29,000, $38,000 and $33,000, respectively, in reimbursements for construction oversight costs. In addition, approximately $66,000 and $171,000 of lease commissions and loan financing costs, respectively, are included for the year ended December 31, 1998.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 125,866 limited partnership units in the Partnership representing 63.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial  Statements  Consolidated Capital Equity Partners,
L.P.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Partners' Deficit for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

            2.    Schedules

                  All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

            3.    Exhibits

                  (a)   See Exhibit index

(b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

      28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

      99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 2000 and 1999.

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

                                    Date: April 2, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                             Date:   April 2, 2001
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                              Date:   April 2, 2001
Martha L. Long
Senior Vice President and Controller

                                    EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                December 31, 2000


LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Equity Partners, L.P.


We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Partnership has incurred operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in 2000. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                            EXHIBIT 99.1 (Continued)

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                  December 31,
                                                                2000          1999
Assets
   Cash and cash equivalents                                  $  5,894       $ 2,865
   Receivables and deposits                                        928         1,359
   Restricted escrows                                              767           718
   Other assets                                                  1,634           761
   Investment properties (Notes F and H):
      Land                                                       7,796         8,290
      Buildings and related personal property                   83,558        85,969
                                                                91,354        94,259
      Less accumulated depreciation                            (70,793)      (71,592)
                                                                20,561        22,667
                                                              $ 29,784      $ 28,370

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $   410      $    493
   Tenant security deposit liabilities                             485           466
   Accrued property taxes                                          218           435
   Other liabilities                                               586           555
   Mortgage notes payable (Note F)                              56,060        22,556
   Master loan and interest payable                            340,493       334,840
                                                               398,252       359,345
Partners' Deficit
   General partner                                              (3,685)       (3,310)
   Limited partners                                           (364,783)     (327,665)
                                                              (368,468)     (330,975)
                                                              $ 29,784      $ 28,370

         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                          Years Ended December 31,
                                                        2000        1999       1998
                                                                (Restated)  (Restated)
Revenues:
   Rental income                                      $ 17,825    $ 17,832    $ 17,432
   Other income                                          1,801       1,430       1,490
   Gain on sale of investment property (Note J)          3,121          --          --
      Total revenues                                    22,747      19,262      18,922
Expenses:
   Operating                                             8,441       8,275       8,627
   General and administrative                              746         654         680
   Depreciation                                          4,821       4,812       4,592
   Interest                                             43,653      41,263      38,009
   Property taxes                                        1,169       1,244       1,133
      Total expenses                                    58,830      56,248      53,041

Loss from continuing operations                        (36,083)    (36,986)    (34,119)
Income from discontinued operations                         --         178         428
Gain on sale of discontinued operations                     --      16,630         425
Loss before extraordinary item                         (36,083)    (20,178)    (33,266)
Extraordinary loss on early extinguishment
   of debt (Note I)                                     (1,410)         --          --

Net loss                                              $(37,493)   $(20,178)   $(33,266)

Net loss allocated to general partner (1%)            $   (375)   $   (202)   $   (333)
Net loss allocated to limited partners (99%)           (37,118)    (19,976)    (32,933)
                                                      $(37,493)   $(20,178)   $(33,266)

         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                (in thousands)




                                                    General        Limited
                                                    Partners       Partners       Total

Partners' deficit at December 31, 1997             $ (2,775)      $ (274,719)  $ (277,494)

Distributions                                            --              (27)         (27)

Net loss for the year ended December 31, 1998          (333)         (32,933)     (33,266)

Partners' deficit at December 31, 1998               (3,108)        (307,679)    (310,787)

Distributions                                            --              (10)         (10)

Net loss for the year ended December 31, 1999          (202)         (19,976)     (20,178)

Partners' deficit at December 31, 1999               (3,310)        (327,665)    (330,975)

Net loss for the year ended December 31, 2000          (375)         (37,118)     (37,493)

Partners' deficit at December 31, 2000             $ (3,685)       $(364,783)   $(368,468)


         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                  Year Ended December 31,
                                                                2000        1999        1998
Cash flows from operating activities:
  Net loss                                                   $(37,493)   $(20,178)   $(33,266)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Loss on disposal of property                                  --          --          28
     Depreciation and amortization                              4,920       5,381       5,500
     Gain on sale of discontinued operations                       --     (16,630)       (425)
     Extraordinary loss on early extinguishment of debt         1,410          --          --
     Gain on sale of investment property                       (3,121)         --          --
     Change in accounts:
      Receivables and deposits                                    431         (77)        (41)
      Other assets                                                124        (199)         27
      Accounts payable                                            (83)        140         (73)
      Tenant security deposit liabilities                          19        (107)        (16)
      Accrued property taxes                                     (217)        190         139
      Other liabilities                                           121         (35)          7
      Accrued interest on Master Loan                          39,287      36,865      31,592

       Net cash provided by operating activities                5,398       5,350       3,472

Cash flows from investing activities:
  Property improvements and replacements                       (4,210)     (3,902)     (2,015)
  Lease commissions paid                                           --        (144)        (57)
  Proceeds from sale of investment property                     4,526      20,550       2,106
  Net (deposits to) withdrawals from restricted escrows           (49)         41          39

       Net cash provided by investing activities                  267      16,545          73

Cash flows from financing activities:
  Principal payments on Master Loan                           (33,634)    (20,713)     (2,687)
  Principal payments on mortgage notes payable                   (385)       (299)       (278)
  Proceeds from financing/refinancing                          56,200          --          --
  Repayment of mortgage notes payable                         (22,311)         --          --
  Debt extinguishment costs                                    (1,007)         --          --
  Loan costs paid                                              (1,499)         --          --
  Distributions to partners                                        --         (10)        (27)

       Net cash used in financing activities                   (2,636)    (21,022)     (2,992)

Net increase in cash and cash equivalents                       3,029         873         553

Cash and cash equivalents at beginning of year                  2,865       1,992       1,439

Cash and cash equivalents at end of year                     $  5,894    $  2,865     $ 1,992

Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $  4,032    $  4,348     $ 6,341

         See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in November 2000. The Partnership realized a net loss of approximately $37,493,000 for the year ended December 31, 2000. This was due primarily to a loss from continuing operations of approximately $36,083,000 including the recognition of a gain on the sale of Shirewood Townhomes of approximately $3,121,000. The Partnership also recognized an extraordinary loss on early extinguishment of debt of approximately $1,410,000. The General Partner expects the Partnership to continue to incur losses from operations.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $340,493,000, including accrued interest, matured in November 2000. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. If CCIP were to foreclose on the properties securing the New Master Loan title in the properties owned by CCEP would be vested in the Partnership, subject to existing liens on such properties including the first mortgage loans. As a result, CCIP would become responsible for the operations of such properties. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At December 31, 2000, partners' deficit was approximately $368,468,000.

The general partner expects revenues from the nine remaining investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

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

Principles of Consolidation: As of December 31, 1998, CCEP owned a 75% interest in a limited partnership ("Western Can, Ltd.") which owned 444 De Haro, an office building in San Francisco, California. No minority interest liability was reflected, as of December 31, 1998, for the 25% minority interest because Western Can, Ltd. had a net capital deficit, and no minority liability existed with respect to CCEP. In May 1999, a limited partner in Western Can, Ltd. withdrew in connection with a settlement with CCEP pursuant to which the partner was paid $1,350,000 by CCEP. This settlement effectively terminated Western Can Ltd. as CCEP became the sole limited partner. In September 1999, 444 DeHaro was sold (see "Note D - Discontinued Segment").

Allocation of Profits, Gains, and Losses: Pursuant to the New Partnership Agreement, net income and net losses for both financial and tax reporting purposes are allocated 99% to the Limited Partners and 1% to the General Partner.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $4,381,000 and $337,000 at December 31, 2000 and 1999, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Replacement Reserve Account - At the time of the December 15, 1995 refinancing of several of the properties, approximately $375,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements (as defined in the Replacement Reserve Agreement) at Plantation Gardens, Palm Lake, Society Park East, The Knolls, Indian Creek Village and Tates Creek Village. At December 31, 1999, the balance in the Replacement Reserve Fund was approximately $718,000.

During 2000, each of these mortgages was refinanced. Approximately $767,000 of the proceeds was designated for a replacement reserve fund for certain capital replacements at The Knolls, Palm Lake and Tates Creek Village. At December 31, 2000, the balance in the replacement reserve fund was approximately $767,000.

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

Loan Costs: Loan costs totaled approximately $1,402,000 and $779,000 at December 31, 2000 and 1999, respectively. Related accumulated amortization totaled approximately $40,000 and $316,000, respectively. These balances are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $385,000, $408,000 and $382,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in operating expense.

Investment Properties: Investment properties consist of ten (10) apartment complexes at December 31, 2000 and are stated at cost. During 1999 the Partnership's only commercial building was sold and during 2000, one of the apartment complexes was sold (see Notes D and J, respectively). Subsequent to December 31, 2000, another apartment complex was sold (see Note K). Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded during any of the years ended December 31, 2000, 1999 or 1998.

Leases: CCEP leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with SFAS No. 13 "Accounting for Leases". Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases. The Partnership's only remaining commercial property was sold in September 1999 (see Note D).

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

The tax basis of CCEP's assets and liabilities is approximately $311,877,000 and $268,278,000 greater than the assets and liabilities as reported in the financial statements at December 31, 2000 and 1999, respectively.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Note D - Discontinued Segment

In September 1999, 444 DeHaro, located in San Francisco, California was sold to an unaffiliated third party for approximately $23,250,000. In conjunction with the sale, a fee of approximately $698,000 was paid to the General Partner in accordance with the Partnership Agreement. After payment of closing expenses and the fee to the General Partner, the net proceeds received by the Partnership were approximately $20,550,000. The sale of the property resulted in a gain on sale of discontinued operations of approximately $16,630,000 after writing off the undepreciated value of the property and CCEP's investment in Western Can, Ltd. (See "Note B. Principles of Consolidation). As required by the terms of the Master Loan Agreement (see "Note E"), the Partnership remitted the net sale proceeds to CCIP representing principal payments on the Master Loan.

In April 1998, CCEP sold Northlake Quadrangle to an unrelated third party for a contract price of $2,325,000. The Partnership received net proceeds of approximately $2,106,000 after payment of closing costs. The proceeds were remitted to CCIP to pay down the Master Loan, as required by the Master Loan Agreement.

444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "Income from Discontinued Operations" for the years ended December 31, 1999 and 1998 and the gain on sale of the property is reported as "Gain from sale of discontinued operations". Revenues from discontinued operations were approximately $1,472,000 and $2,345,000 for the years ended December 31, 1999 and 1998, respectively. No revenues from 444 DeHaro were recorded for the year ended December 31, 2000.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 2000 and December 31, 1999, are approximately $340,493,000 and $334,840,000 respectively.

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and was payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matured in November 2000. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note. If CCIP were to foreclose on its collateral, CCEP would no longer hold title to its properties and would be dissolved.

During the years ended December 31, 2000, 1999 and 1998, CCEP paid approximately $33,634,000, $20,713,000 and $2,687,000, respectively, as principal payments on the Master Loan. For 2000, approximately $238,000 was from cash received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 of the net proceeds from the sale of Shirewood Townhomes and approximately $28,870,000 of the net proceeds received from the financing or refinancing of the mortgages of nine of the investment properties was paid to CCIP (See Note I). For 1999, approximately $163,000 was cash received on certain investments by CCEP. The remaining $20,550,000 represents the net proceeds from the sale of 444 DeHaro. For 1998, approximately $581,000 was cash received on certain investments by CCEP. Approximately $2,106,000 represents the net proceeds from the sale of Northlake Quadrangle. There were no advances on the Master Loan for the years ended December 31, 2000, 1999, and 1998. See Notes D, I and J for details concerning the sales of 444 DeHaro and Northlake Quadrangle, the refinancings and the sale of Shirewood Townhomes, respectively.

Note F - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                       Principal    Principal    Monthly                         Principal
                      Balance At    Balance at   Payment    Stated                Balance
                     December 31,  December 31, Including  Interest  Maturity      Due At
      Property           2000          1999      Interest    Rate      Date       Maturity
                           (in thousands)                                      (in thousands)

Indian Creek Village
  1st Mortgage          $ 8,735      $ 4,486       $ 72      7.83%   01/01/10     $ 6,351
The Knolls
  1st Mortgage            9,883        5,177         81      7.78%   03/01/10       7,105
Palm Lake
  1st Mortgage            2,990        1,670         25      7.86%   02/01/10       2,158
Plantation Gardens
  1st Mortgage            9,683        6,776         80      7.83%   03/01/10       6,972
Regency Oaks
   1st Mortgage           7,623           --         63      7.80%   02/01/10       5,494
Silverado
   1st Mortgage           3,519           --         29      7.87%   11/01/10       2,434
Society Park
   1st Mortgage           5,311        1,966         44      7.80%   02/01/10       3,828
The Dunes
  1st Mortgage            4,106           --         34      7.81%   02/01/10       2,960
Tates Creek Village
  1st Mortgage            4,210        2,481         35      7.78%   04/01/10       3,017
      Total            $ 56,060      $22,556                                      $40,319

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage notes are superior to the Master Loan. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

During 2000, the Partnership refinanced each of the existing mortgages and financed each of the unencumbered investment properties except for Magnolia Trace which was subsequently sold. See Note I for further details concerning these refinancings and financings.

Principal payments on mortgage notes payable are due as follows (in thousands):

              Years Ending December 31,
                         2001              $ 1,218
                         2002                1,325
                         2003                1,432
                         2004                1,548
                         2005                1,673
                      Thereafter            48,864
                                           $56,060

Note G - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The New Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates for services. The following payments were made or accrued to the General Partner and its affiliates during the years ended December 31, 2000, 1999, and 1998:

                                                   2000        1999        1998
                                                         (in thousands)
Property management fees (included in
  operating expense)                              $ 985        $ 968     $ 1,042

Investment advisory fees (included in
  general and administrative expense)               179          179         174

Reimbursement for services of affiliates
  (included in operating, general
   and administrative expense and
   investment properties)                           548          373         346

During the years ended December 31, 2000, 1999 and 1998 affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $985,000, $968,000 and $945,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Until September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $97,000 for the year ended December 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were provided by an unrelated party.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The
Partnership paid to such affiliates approximately $179,000, $179,000 and $174,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $548,000, $373,000 and $346,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in the expense for the years ended December 31, 2000, 1999 and 1998 is approximately $112,000, $33,000 and $28,000 in reimbursements for construction oversight costs and approximately $16,000 of lease commissions for the year ended December 31, 1998.

In connection with the sale of Shirewood Townhomes in 2000, 444 DeHaro in 1999 and Northlake Quadrangle in 1998 the General Partner was entitled to a fee of $133,000, $698,000 and $102,000, respectively, in compensation for its role in the sale.

In connection with the refinancing of each of its mortgages and the financing of its unencumbered investment properties during 2000, the Partnership paid to the General Partner fees totaling $560,000 for its role in the transactions. These fees were capitalized as loan costs and are included in other assets in the accompanying consolidated balance sheets.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP. Such interest payments totaled approximately $2,000,000, $2,744,000 and $4,138,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no advances during 2000, 1999 or 1998. Principal payments totaling $33,634,000, $20,713,000 and $2,687,000 were made during the years ended December 31, 2000, 1999 and 1998, respectively.

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

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following (dollar amounts in thousands):

                                    Building
    December 31, 2000                & Related
                                     Personal                Accumulated   Depreciable
       Description          Land     Property      Total    Depreciation   Life-Years
Indian Creek Village      $ 1,041    $ 9,281     $10,322       $ 7,827        5-18
The Knolls                    647      8,339       8,986         6,513        5-18
Palm Lake                     272      5,152       5,424         4,280        5-18
Plantation Gardens          1,958     14,205      16,163        12,759        5-18
Regency Oaks                  521     11,820      12,341         9,763        5-18
Magnolia Trace                892      6,340       7,232         5,578        5-18
Silverado                     628      5,460       6,088         4,577        5-18
Society Park                  966      9,167      10,133         8,211        5-18
The Dunes                     489      5,951       6,440         4,681        5-18
Tates Creek Village           382      7,843       8,225         6,604        5-18
Total                     $ 7,796    $83,558     $91,354       $70,793


                                    Building
    December 31, 1999                & Related
                                     Personal                Accumulated   Depreciable
       Description          Land     Property      Total    Depreciation   Life-Years

Indian Creek Village      $ 1,041    $ 9,133     $10,174       $ 7,315        5-18
The Knolls                    647      7,771       8,418         6,127        5-18
Palm Lake                     272      4,857       5,129         3,963        5-18
Plantation Gardens          1,958     13,733      15,691        11,947        5-18
Regency Oaks                  521     10,639      11,160         9,052        5-18
Magnolia Trace                892      6,199       7,091         5,206        5-18
Shirewood Townhomes           494      6,479       6,973         5,393        5-18
Silverado                     628      4,924       5,552         4,378        5-18
Society Park                  966      8,890       9,856         7,684        5-18
The Dunes                     489      5,709       6,198         4,288        5-18
Tates Creek Village           382      7,635       8,017         6,239        5-18

Total                     $ 8,290    $85,969     $94,259       $71,592

Note I - Refinancings/Financings and Extraordinary Loss

On September 29, 2000, the Partnership refinanced the mortgage encumbering The Dunes Apartments. The refinancing replaced indebtedness of approximately $1,945,000 with a new mortgage in the amount of $4,120,000. The new mortgage carries a stated interest rate of 7.81%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $34,000 are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $2,960,000 is due. Total capitalized loan costs were approximately $116,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $134,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Palm Lake Apartments. The refinancing replaced indebtedness of approximately $1,653,000 with a new mortgage in the amount of $3,000,000. The new mortgage carries a stated interest rate of 7.86%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $25,000 are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $2,158,000 is due. Total capitalized loan costs were approximately $94,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Tates Creek Village Apartments. The refinancing replaced indebtedness of approximately $2,455,000 with a new mortgage in the amount of $4,225,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $35,000 are due monthly until the loan matures on April 1, 2010 at which time a balloon payment of approximately $3,017,000 is due. Total capitalized loan costs were approximately $106,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $155,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership financed a mortgage encumbering Society Park Apartments. The mortgage debt totaled $5,330,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments on the mortgage loan of approximately $44,000 are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $3,828,000 is due. Total capitalized loan costs were approximately $159,000.

On September 29, 2000, the Partnership financed a mortgage encumbering Regency Oaks Apartments. The mortgage debt totaled $7,650,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments on the mortgage loan of approximately $63,000 are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $5,494,000 is due. Total capitalized loan costs were approximately $217,000.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced indebtedness of approximately $6,704,000 with a new mortgage in the amount of $9,700,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $80,000 are due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $6,972,000 is due. Total capitalized loan costs were approximately $229,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $428,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Indian Creek Apartments. The refinancing replaced indebtedness of approximately $4,438,000 with a new mortgage in the amount of $8,750,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $72,000 are due monthly until the loan matures on January 1, 2010 at which time a balloon payment of $6,351,000 is due. Total capitalized loan costs were approximately $198,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $260,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On October 3, 2000, the Partnership financed a mortgage encumbering Silverado Apartments. The new mortgage is in the amount of $3,525,000. The new mortgage carries a stated interest rate of 7.87%. Principal and interest payments on the mortgage loan of approximately $29,000 are due monthly until the loan matures on November 1, 2010 at which time a balloon payment of approximately $2,434,000 is due. Total capitalized loan costs were approximately $110,000.

On October 11, 2000, the  Partnership  refinanced the mortgage  encumbering  The
Knolls Apartments. The refinancing replaced indebtedness of approximately $5,116,000 with a new mortgage in the amount of $9,900,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments on the mortgage loan of approximately $81,000 are due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $7,105,000 is due. Total capitalized loan costs were approximately $270,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $315,000 due to the write-off of unamortized loan costs and a prepayment penalty.

Included in the loan costs capitalized associated with the above transactions was a 1% fee of approximately $560,000 paid to the General Partner in accordance with the terms of the Partnership Agreement.

Note J - Sale of Property

On July 21, 2000 the Partnership sold Shirewood Townhomes, located in Shreveport, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $4,526,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $3,121,000. In conjunction with the sale, a fee of approximately $133,000 was paid to the General Partner in accordance with the Partnership Agreement.

Note K - Subsequent Event

On January 19, 2001, the Partnership sold Magnolia Trace Apartments, located in Baton Rouge, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $5,967,000, after payment of closing costs. The Partnership used all of the proceeds for the sale of the property to pay down the Master Loan principal as required by the Master Loan agreement. The sale resulted in a gain on sale of investment property of approximately $4,325,000.

Note L - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands):

                                             Year Ended December 31, 2000
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  4,936    $  5,072   $  7,827  $  4,912   $ 22,747
Expenses                          14,818      14,984     14,583    14,445     58,830
Loss before extraordinary item    (9,882)     (9,912)    (6,756)   (9,533)   (36,083)
Extraordinary loss on early
  extinguishment of debt              --          --       (407)   (1,003)    (1,410)
Net loss                        $ (9,882)   $ (9,912)  $ (7,163) $(10,536)  $(37,493)


                                             Year Ended December 31, 1999
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  4,836    $  4,743   $  4,750  $  4,933   $ 19,262
Expenses                          14,124      14,209     14,215    13,700     56,248
Loss from continuing
  operations                      (9,288)     (9,466)    (9,465)   (8,767)   (36,986)
Income (loss) from discontinued
  operations                          68         117       (172)      165        178
Gain (loss) on sale of
  discontinued operations             --          --     16,690       (60)    16,630
Net (loss) income               $ (9,220)   $ (9,349)  $  7,053  $ (8,662)  $(20,178)