Form 10-Q
period 2001-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2001-05-15
CIK 352983

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

                   For the quarterly period ended March 31, 2001


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
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  3,515       $ 2,036
   Receivables and deposits                                       777           886
   Restricted escrows                                             358           453
   Other assets                                                 2,151         1,616

   Investment in Master Loan                                   27,446        34,231
      Less: Allowance for impairment loss                          --        (3,176)
                                                               27,446        31,055
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   38,814        38,762
                                                               42,378        42,326
      Less:  Accumulated depreciation                         (13,764)      (12,989)
                                                               28,614        29,337
                                                             $ 62,861      $ 65,383
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                          $    128      $    189
   Tenant security deposit liabilities                            674           675
   Accrued property taxes                                          24            --
   Other liabilities                                              884           741
   Mortgage notes payable                                      26,696        26,762
                                                               28,406        28,367
Partners' Capital
   General partner                                                170           118
   Limited partners (199,045.2 units issued and
      outstanding)                                             34,285        36,898
                                                               34,455        37,016
                                                             $ 62,861      $ 65,383

Note: The balance  sheet at December  31, 2000 has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required by accounting  principles  generally accepted in the United States for complete financial statements.


            See Accompanying Notes to Consolidated Financial Statements

b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                                2001        2000
Revenues:
   Rental income                                              $ 2,805     $ 2,587
   Interest income on investment in
     Master Loan to affiliate                                   1,900          --
   Reduction of provision for impairment loss (Note C)          3,176          --
   Interest income                                                 41         114
   Other income                                                   229         145
      Total revenues                                            8,151       2,846
Expenses:
   Operating                                                    1,304       1,161
   Depreciation                                                   775         738
   General and administrative                                     171         100
   Property taxes                                                 210         143
   Interest                                                       485         479
      Total expenses                                            2,945       2,621

Net income                                                    $ 5,206     $   225

Net income allocated to general partner (1%)                  $    52     $     2

Net income allocated to limited partners (99%)                  5,154         223
                                                              $ 5,206     $   225

Net income per limited partnership unit                       $ 25.89     $  1.12

Distributions per limited partnership unit                    $ 39.02     $ 27.54


            See Accompanying Notes to Consolidated Financial Statements

c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1999              199,045.2      $   (58)     $ 67,343    $ 67,285

Distributions                               --           --        (5,481)     (5,481)

Net income for the three months
   ended March 31, 2000                     --            2           223         225

Partners' (deficit) capital
   at March 31, 2000                 199,045.2      $   (56)     $ 62,085    $ 62,029

Partners' capital at
   December 31, 2000                 199,045.2      $   118      $ 36,898    $ 37,016

Distributions                               --           --        (7,767)     (7,767)

Net income for the three months
   ended March 31, 2001                     --           52         5,154       5,206

Partners' capital at
   March 31, 2001                    199,045.2     $    170      $ 34,285    $ 34,455


            See Accompanying Notes to Consolidated Financial Statements

d)
                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 5,206       $ 225
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     806         767
   Reduction of provision of impairment loss                      (3,176)         --
   Change in accounts:
      Receivables and deposits                                       109         346
      Other assets                                                  (566)       (466)
      Accounts payable                                               (61)        105
      Tenant security deposit liabilities                             (1)         16
      Accrued property taxes                                          24          16
      Other liabilities                                              143         (41)
       Net cash provided by operating activities                   2,484         968

Cash flows from investing activities:
  Net withdrawals from restricted escrows                             95          69
  Property improvements and replacements                             (52)       (702)
  Principal receipts on Master Loan                                6,785         109
       Net cash provided by (used in) investing activities         6,828        (524)

Cash flows from financing activities:
  Distributions to partners                                       (7,767)     (5,481)
  Payments on mortgage notes payable                                 (66)        (75)
       Net cash used in financing activities                      (7,833)     (5,556)

Net increase (decrease) in cash and cash equivalents               1,479      (5,112)
Cash and cash equivalents at beginning of period                   2,036      11,175
Cash and cash equivalents at end of period                      $ 3,515      $ 6,063

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   455      $   464



            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO") a publicly traded real state investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Principles of Consolidation

The Partnership's financial statements include the accounts of Kennedy Boulevard Associates, I, L.P., a Pennsylvania Limited Partnership ("KBA-I, L.P."), Kennedy Boulevard Associates II, L.P. a Pennsylvania Limited Partnership, Kennedy
Boulevard Associates III, L.P. a Pennsylvania Limited Partnership, Kennedy Boulevard Associates IV, L.P. a Pennsylvania Limited Partnership and Kennedy Boulevard GP I, a Pennsylvania Partnership. The general partners of each of the affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member. The limited partners of each of the affiliated limited and general partnerships are either the Partnership or a limited liability corporation of which the Partnership is the sole member. Therefore, the Partnership controls such partnerships and consolidation is appropriate. KBA-I, L.P. holds title to The Sterling Apartment Home and Commerce Center ("Sterling").

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note F" for detailed disclosure of the Partnership's segments).

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and its affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)       $ 153     $ 136
 Reimbursement for services of affiliates (included in
  operating and general and administrative expenses)               139        54

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $136,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $54,000 for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, approximately $26,000 of these fees are accrued and included in other liabilities.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 125,940 limited partnership units (the "Units") in the Partnership representing 63.27% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.27% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 2001, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 2001, the Partnership recorded approximately $1,900,000, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement). There was no interest income recorded for the three months ended March 31, 2000.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $3,176,000 reduction in the provision for impairment loss recognized during the three months ended March 31, 2000 is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal of the Master Loan from the sales proceeds of Magnolia Trace. There was no change in the provision for impairment loss during the three months ended March 31, 2000. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstance dictate that it should be analyzed.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $10,640,000 and $10,608,000 for the three months ended March 31, 2001 and 2000, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At March 31, 2001 and December 31, 2000, such cumulative unrecognized interest totaling approximately $315,002,000 and $306,262,000 was not included in the balance of the investment in Master Loan. In addition, nine of the properties are collateralized by first mortgages totaling approximately $55,762,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 2001 and 2000, the Partnership received approximately $6,785,000 and $109,000 respectively, in principal payments on the Master Loan. During the three months ended March 31, 2001, approximately $6,776,000 was received representing net proceeds from the sale of Magnolia Trace. Approximately $9,000 and $109,000 for the three months ended March 31, 2001 and 2000 respectively, represents cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Note D - Commitment

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

Note E - Distributions

During the three months ended March 31, 2001, the Partnership paid approximately $7,767,000 in distributions from surplus cash to the limited partners ($39.02 per limited partnership unit). Distributions from surplus cash of approximately $5,481,000 were paid to the limited partners ($27.54 per limited partnership unit) during the three months ended March 31, 2000. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $2,597,000 (approximately $2,571,000 paid to the limited partners or $12.92 per limited partnership unit).

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consist of one apartment complex located in North Carolina and one multiple-use facility consisting of apartment units and commercial space located in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities and a credit union at terms ranging from two months to fifteen years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                2001                 Residential  Commercial     Other     Totals
Rental income                          $ 2,407       $ 398       $ --      $ 2,805
Interest income                             35            5          1          41
Other income                               155           74         --         229
Interest income on investment
   in Master Loan                           --           --      1,900       1,900
Reduction of provision for
  impairment loss                           --           --      3,176       3,176
Interest expense                           410           75         --         485
Depreciation                               752           23         --         775
General and administrative
  expense                                   --           --        171         171
Segment profit                             238           62      4,906       5,206
Total assets                            33,110        2,014    27,737       62,861
Capital expenditures for
  investment properties                     31           21         --          52



                2000                 Residential  Commercial     Other     Totals
Rental income                          $ 2,210       $ 377       $ --      $ 2,587
Interest income                              9            1        104         114
Other income                                90           55         --         145
Interest expense                           420           59         --         479
Depreciation                               718           20         --         738
General and administrative
  expense                                   --           --        100         100
Segment profit                             110          111          4         225
Total assets                            33,688        2,317     54,428      90,433
Capital expenditures for
  investment properties                    694            8         --         702

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two properties, The Loft Apartments and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Loft Apartments                           90%        94%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  95%        91%
      The Sterling Commerce Center                  90%        88%
        Philadelphia, Pennsylvania

The decrease in occupancy at The Loft Apartments is due to a weak economy in the Raleigh area. The increase in occupancy at The Sterling Apartment Homes is attributable to a major renovation project which was performed at the property during the past year which has improved the curb appeal of the property. The increase in occupancy at the Sterling Commerce Center is attributable to major capital improvements including exterior renovations, elevator rehabilitation and common area renovations which have been completed during the past year.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $5,206,000 compared to a net income of approximately $225,000 for the corresponding period in 2000. The increase in net income for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized due to an increase in the net realizable value of the collateral properties and due to the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace. The General Partner evaluates the net realizable value on a semi-annual basis or when circumstances dictate that it should be analyzed. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years at the properties. This has enabled the properties to increase their respective net realizable values. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years in order to fund such improvements.

Excluding the reduction of provision for impairment loss, the partnership's net income for the three months ended March 31, 2001 and 2000 was approximately $2,030,000 and $225,000, respectively. The increase in net income for the three months ended March 31, 2001 was primarily due to an increase in total revenues which was offset by an increase in total expenses. The increase in total revenues is partially due to an increase in interest income related to the Master Loan and to increases in rental revenue and other income, partially offset by a decrease in interest income. The increase in interest income related to the Master Loan is due to the receipt of an interest payment of excess cash from the properties securing the Master Loan. No such payment was made in 2000. Interest income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The increase in rental revenue is due to increases in cleaning and damage fees, lease cancellation fees, and Corporate housing revenue at The Sterling Commerce Center and Apartment Homes. Interest income decreased due to the release of the working capital reserve requirement (See Note D to the consolidated financial statements) which resulted in lower average cash balances in interest bearing accounts.

Total expenses increased due to increases in operating, property tax, depreciation and general and administrative expenses. Operating expenses increased due to increase in salaries and other benefits and utility expenses at The Sterling, offset by a decrease in maintenance expense at both investment properties. Property tax increased due to a reassessment by the taxing authorities at The Lakes and The Sterling. Depreciation expense increased due to the increase in capital improvements at The Sterling.

General and administrative expenses increased for the three months ended March 31, 2001 due to an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $3,515,000 as compared to approximately $6,063,000 at March 31, 2000. Cash and cash equivalents increased approximately $1,479,000 for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000. This increase was primarily due to approximately $6,828,000 of net cash provided by investing activities and, to a lesser extent, approximately $2,484,000 of cash provided by operating activities which was partially offset by approximately $7,833,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of principal repayments received on the Master Loan and net withdrawals from escrow accounts maintained by the mortgage lender offset by property improvements and replacement. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Loft

The Partnership has budgeted, but is not limited to, approximately $51,200 for capital improvements during the current year consisting of floor covering and window dressing replacements, air conditioning units and water heaters. During the three months ended March 31, 2001, the Partnership completed approximately $21,000 of capital improvements, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow.

The Sterling

The Partnership has budgeted, but is not limited to, approximately $1,714,000 for capital improvements during the current year consisting of appliances, structural upgrades, interior decoration, recreational facility upgrades and floor covering replacements. During the three months ended March 31, 2001, the Partnership completed approximately $31,000 of capital improvements consisting primarily of interior decoration and floor covering replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

The additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,696,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership paid approximately $7,767,000 in distributions from surplus cash to the limited partners ($39.02 per limited partnership unit). Distributions from surplus cash of approximately $5,481,000 were paid to the limited partners ($27.54 per limited partnership unit) during the three months ended March 31, 2000. Included in these amounts are payments to the North Carolina Department of Revenue for withholding taxes related to income generated by the Registrant's investment property located in that state. Subsequent to March 31, 2001, the Partnership declared and paid a distribution from operations of approximately $2,597,000 (approximately $2,571,000 paid to the limited partners or $12.92 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

CCEP Property Operations

For the three months ended March 31, 2001, CCEP's net loss totaled approximately $6,228,000 on total revenues of approximately $8,961,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2001 and 2000, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $10,640,000 and $10,608,000, respectively, which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 2001, CCEP paid approximately $6,785,000 in principal payments on the Master Loan. These amounts were paid from the sales proceeds of one of CCEP's investment properties and on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks associated with its Master Loan. Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Master Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Because the Master Loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not offset the Partnership's results of operations as it relates to the Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2001.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 6.86%
                                              (in thousands)

                               2001            $    238
                               2002                 346
                               2003                 371
                               2004                 393
                               2005               4,320
                            Thereafter           21,028
                              Total            $ 26,696

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                        Number            Description

                    99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three months ended March 31, 2001 and 2000.

            b)    Reports on Form 8-K during the quarter ended March 31, 2001:

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

                                 Date:  May 15, 2001

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2001 and 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                            March 31,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                               $  3,270       $  5,894
   Receivables and deposits                                     610            928
   Restricted escrows                                           878            767
   Other assets                                               1,772          1,634
   Investment properties:
      Land                                                    6,904          7,796
      Building and related personal property                 77,874         83,558
                                                             84,778         91,354
      Less accumulated depreciation                         (66,234)       (70,793)
                                                             18,544         20,561
                                                          $  25,074      $  29,784
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     164      $     410
   Tenant security deposit liabilities                          505            485
   Accrued property taxes                                       368            218
   Other liabilities                                            523            586
   Mortgage notes                                            55,762         56,060
   Master loan and interest payable (Note D)                342,448        340,493
                                                            399,770        398,252
Partners' Deficit
   General partner                                           (3,747)        (3,685)
   Limited partners                                        (370,949)      (364,783)
                                                           (374,696)      (368,468)
                                                          $  25,074      $  29,784

Note: The balance  sheet at December  31, 2000 has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required by accounting  principles  generally accepted in the United States for complete financial statements.


            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
Revenues:
   Rental income                                        $  4,150   $  4,555
   Other income                                              434        381
   Gain on sale of investment property (Note E)            4,377         --
      Total revenues                                       8,961      4,936
Expenses:
   Operating                                               1,881      1,999
   General and administrative                                184        161
   Depreciation                                            1,051      1,314
   Property taxes                                            296        326
   Interest                                               11,777     11,018
      Total expenses                                      15,189     14,818

Net loss                                                $ (6,228)  $ (9,882)

Net loss allocated to general partner (1%)              $    (62)  $    (99)
Net loss allocated to limited partners (99%)              (6,166)    (9,783)
                                                        $ (6,228)  $ (9,882)


            See Accompanying Notes to Consolidated Financial Statements

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1999                 $ (3,310)      $(327,665)    $(330,975)

Net loss for the three months
   ended March 31, 2000                   (99)         (9,783)        (9,882)

Partners' deficit
   at March 31, 2000                 $ (3,409)      $(337,448)     $(340,857)

Partners' deficit
   at December 31, 2000              $ (3,685)      $(364,783)     $(368,468)

Net loss for the three months
   ended March 31, 2001                   (62)         (6,166)        (6,228)

Partners' deficit at
   March 31, 2001                    $ (3,747)      $(370,949)     $(374,696)


            See Accompanying Notes to Consolidated Financial Statements

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $ (6,228)    $ (9,882)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                   1,095        1,336
   Gain on sale of investment property                            (4,377)          --
   Change in accounts:
      Receivables and deposits                                       318          276
      Other assets                                                  (143)         (90)
      Accounts payable                                              (246)         (32)
      Tenant security deposit liabilities                             20           23
      Accrued property taxes                                         150          (24)
      Other liabilities                                              (63)         (64)
      Accrued interest on Master Loan                              8,740       10,608
       Net cash (used in) provided by operating activities          (734)       2,151

Cash flows from investing activities:
  Property improvements and replacements                            (676)        (937)
  Proceeds from sale of investment property                        6,019           --
  Net (deposits to) receipts from restricted escrows                (111)         138

       Net cash provided by (used in) investing activities         5,232         (799)

Cash flows from financing activities:
  Principal payments on Master Loan                               (6,785)        (109)
  Principal payments on notes payable                               (298)         (78)
  Loan costs paid                                                    (39)          --
       Net cash used in financing activities                      (7,122)        (187)

Net (decrease) increase in cash and cash equivalents              (2,624)       1,165
Cash and cash equivalents at beginning of period                   5,894        2,865
Cash and cash equivalents at end of period                      $  3,270     $  4,030
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  2,993     $    391


            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in November 2000. The Partnership realized a net loss of approximately $6,228,000 for the three months ended March 31, 2001. The General Partner expects the Partnership to continue to incur such losses from operations. The Partnership generated negative cash from operations of approximately $734,000 during the three months ended March 31, 2001.

The Partnership's indebtedness to Consolidated Capital Institutional Properties ("CCIP") under the Master Loan of approximately $342,448,000, including accrued interest, matured in November 2000. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. If CCIP were to foreclose on the properties securing the Master Loan, title in the properties owned by the Partnership would be transferred to CCIP, subject to existing liens on such properties including the first mortgage loans. As a result, CCIP would become responsible for the operations of such properties. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At March 31, 2001, partners' deficit was approximately $374,696,000.

The general partner expects revenues from the nine investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 230    $ 250
 Investment advisory fees (included in general
   and administrative expense)                                       63       45
 Reimbursement for services of affiliates (included in
   operating, general and administrative expenses
   and investment properties)                                        94       93

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $250,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $63,000 and $45,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $93,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 2000 annual report. Such interest payments totaled approximately $1,900,000 for the three months ended March 31, 2001. There were no interest payments made during the three months ended March 31, 2000.

There were no advances on the Master Loan during the three months ended March 31, 2001 or 2000. During the three months ended March 31, 2001 and 2000 CCEP paid approximately $6,785,000 and $109,000 respectively, to CCIP as principal payments on the Master Loan.

Note D - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2001 and December 31, 2000, are approximately $342,448,000 and $340,493,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matured in November 2000. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note. If CCIP were to foreclose on its collateral, CCEP would no longer hold title to its properties and the Partnership would be dissolved.

During the three months ended March 31, 2001 and 2000, CCEP paid approximately $6,785,000 and $109,000, respectively, to CCIP as principal payments on the Master Loan. There were no advances on the Master Loan for the three months ended March 31, 2001 or 2000.

Note E - Sale of Property

On January 19, 2001, the Partnership sold Magnolia Trace, located in Baton Rouge, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $6,019,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $4,377,000. In conjunction with the sale, a fee of approximately $206,000 was paid to the General Partner in accordance with the Partnership Agreement.