Form 10-Q
period 2001-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2001-08-09
CIK 352983

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

                    For the quarterly period ended June 30, 2001


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
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  3,068       $ 2,036
   Receivables and deposits                                       150           886
   Restricted escrows                                             314           453
   Other assets                                                 1,891         1,616

   Investment in Master Loan                                   26,747        34,231
      Less: Allowance for impairment loss                          --        (3,176)
                                                               26,747        31,055
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   38,849        38,762
                                                               42,413        42,326
      Less:  accumulated depreciation                         (14,539)      (12,989)
                                                               27,874        29,337
                                                             $ 60,044      $ 65,383
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                          $    273      $    189
   Tenant security deposit liabilities                            648           675
   Accrued property taxes                                          49            --
   Other liabilities                                              615           741
   Mortgage notes payable                                      26,619        26,762
                                                               28,204        28,367
Partners' Capital
   General partner                                                144            118
   Limited partners (199,045.2 units issued and
      outstanding)                                             31,696        36,898
                                                               31,840        37,016
                                                             $ 60,044      $ 65,383

Note: The balance sheet at December 31, 2000,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles in the United States for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2001        2000        2001        2000

Rental income                               $ 2,797     $ 2,640     $ 5,602     $ 5,227
Interest income on investment in
  Master Loan                                   804       1,000       2,704       1,000
Reduction of provision for impairment
  loss                                           --          --       3,176          --
Interest income                                  18         101          59         215
Other income                                    215         222         444         367
        Total revenues                        3,834       3,963      11,985       6,809

Operating                                     1,308       1,147       2,612       2,308
General and administrative                      372         199         543         299
Depreciation                                    775         767       1,550       1,505
Interest                                        462         480         947         959
Property taxes                                  209         143         419         286
        Total expenses                        3,126       2,736       6,071       5,357

Net income                                  $   708     $ 1,227     $ 5,914     $ 1,452

Net income allocated to general
  partner (1%)                              $     7     $    12     $    59     $    14
Net income allocated to limited
  partners (99%)                                701       1,215       5,855       1,438

Net income                                  $   708     $ 1,227     $ 5,914     $ 1,452

Net income per limited partnership
  unit                                      $  3.52     $  6.10     $ 29.42     $  7.22

Distributions per limited
  partnership unit                          $ 16.53     $  5.97     $ 55.55     $ 33.51


            See Accompanying Notes to Consolidated Financial Statements

c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1999              199,045.2      $   (58)     $ 67,343    $ 67,285

Distributions to partners                   --           --        (6,670)     (6,670)

Net income for the six months
   ended June 30, 2000                      --           14         1,438       1,452

Partners' (deficit) capital
   at June 30, 2000                  199,045.2      $   (44)     $ 62,111    $ 62,067

Partners' capital at
   December 31, 2000                 199,045.2      $   118      $ 36,898    $ 37,016

Distributions to partners                   --          (33)      (11,057)    (11,090)

Net income for the six months
   ended June 30, 2001                      --           59         5,855       5,914

Partners' capital at
   June 30, 2001                     199,045.2      $   144      $ 31,696    $ 31,840


            See Accompanying Notes to Consolidated Financial Statements

d)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $  5,914     $ 1,452
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 1,615       1,564
     Reduction of provision for impairment loss                   (3,176)         --
     Change in accounts:
      Receivables and deposits                                       736         347
      Other assets                                                  (340)       (341)
      Accounts payable                                                84          83
      Tenant security deposit liabilities                            (27)         47
      Accrued property taxes                                          49          33
      Other liabilities                                             (126)        (32)
      Net cash provided by operating activities                    4,729       3,153

Cash flows from investing activities:
  Net receipts from restricted escrows                               139          62
  Property improvements and replacements                             (87)     (1,242)
  Principal receipts on Master Loan                                7,484         167
      Net cash provided by (used in) investing activities          7,536      (1,013)

Cash flows from financing activities:
  Distributions to partners                                      (11,090)     (6,670)
  Payments on mortgage notes payable                                (143)       (146)
      Net cash used in financing activities                      (11,233)     (6,816)
Net increase (decrease) in cash and cash equivalents               1,032      (4,676)
Cash and cash equivalents at beginning of period                   2,036      11,175
Cash and cash equivalents at end of period                      $  3,068     $ 6,499

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    917     $   931

            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note F" for detailed disclosure of the Partnership's segments.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                                2001      2000
                                                                (in thousands)

 Property management fees (included in operating expenses)      $ 310     $ 279
 Reimbursement for services of affiliates (included in
  operating and general and administrative expenses
  and investment properties)                                      251       167

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $310,000 and $279,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $251,000 and $167,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,161 limited partnership units (the "Units") in the Partnership representing 63.38% of the outstanding Units as of June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.38% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At June 30, 2001, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 2001 and 2000, the Partnership recorded approximately $2,704,000 and $1,000,000, respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate reduction of $3,176,000 in the provision for impairment loss recognized during the six months ended June 30, 2001 is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace. There was no change in the provision for impairment loss during the six months ended June 30, 2000. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $18,446,000 and $20,210,000 for the six months ended June 30, 2001 and 2000, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At June 30, 2001 and December 31, 2000, such cumulative unrecognized interest totaling approximately $324,708,000 and $306,262,000 was not included in the balance of the investment in Master Loan. All of the collateral properties are collateralized by first mortgages totaling approximately $55,459,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 2001 and 2000, the Partnership received approximately $7,484,000 and $167,000 respectively, in principal payments on the Master Loan. During the six months ended June 30, 2001, approximately $5,987,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing refinancing proceeds, which are required to be paid to the Partnership as principal payments on the Master Loan as per the terms of the Master Loan Agreement. Approximately $72,000 and $167,000 for the six months ended June 30, 2001 and 2000 respectively, represents cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

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

Note E - Distributions

During the six months ended June 30, 2001, distributions from surplus cash of approximately $7,767,000 were paid to the limited partners ($39.02 per limited partnership unit) and distributions of approximately $3,323,000 (approximately $3,290,000 paid to the limited partners or $16.53 per limited partnership unit) were paid from operations. During the six months ended June 30, 2000, the Partnership paid approximately $6,670,000 in distributions from surplus cash to the limited partners ($33.51 per limited partnership unit). Included in the amounts at June 30, 2001 and 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $2,238,000 (approximately $2,216,000 paid to the limited partners or $11.13 per limited partnership unit) and a distribution from surplus cash of approximately $452,000 to the limited partners ($2.27 per limited partnership unit).

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

Segment information for the six months ended June 30, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


     For the three months ended
            June 30, 2001              Residential  Commercial    Other      Totals
Rental income                            $ 2,408       $  389      $  --    $ 2,797
Interest income                               13            2          3         18
Other income                                 136           79         --        215
Interest income on investment
  in Master Loan                              --           --        804        804
Interest expense                             422           40         --        462
Depreciation                                 751           24         --        775
General and administrative expense            --           --        372        372
Segment profit                               199           74        435        708


      For the six months ended
            June 30, 2001              Residential  Commercial    Other      Totals
Rental income                            $ 4,815       $ 787       $ --     $ 5,602
Interest income                               48            7          4         59
Other income                                 291          153         --        444
Interest income on investment
   in Master Loan                             --           --      2,704      2,704
Reduction of provision for
  impairment loss                             --           --      3,176      3,176
Interest expense                             832          115         --        947
Depreciation                               1,503           47         --      1,550
General and administrative expense            --           --        543        543
Segment profit                               437          136      5,341      5,914
Total assets                              29,755        1,681     28,608     60,044
Capital expenditures                          62           25         --         87


     For the three months ended
            June 30, 2000             Residential  Commercial     Other     Totals
Rental income                           $ 2,253       $  387      $   --    $ 2,640
Interest income                              33           13          55        101
Other income                                166           56          --        222
Interest income on investment
   in Master Loan                            --           --       1,000      1,000
Interest expense                            421           59          --        480
Depreciation                                745           22          --        767
General and administrative expense           --           --         199        199
Segment profit                              262          109         856      1,227



      For the six months ended
            June 30, 2000             Residential  Commercial     Other     Totals
Rental income                           $ 4,463       $  764      $   --    $ 5,227
Interest income                              42           14         159        215
Other income                                256          111          --        367
Interest income on investment
   in Master Loan                            --           --       1,000      1,000
Interest expense                            841          118          --        959
Depreciation                              1,463           42          --      1,505
General and administrative expense           --           --         299        299
Segment profit                              372          220         860      1,452
Total assets                             32,490        1,713      56,232     90,435
Capital expenditures                      1,223           19          --      1,242

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Loft Apartments                           91%        93%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  95%        92%
      The Sterling Commerce Center                  89%        89%
        Philadelphia, Pennsylvania

The increase in occupancy at The Sterling Apartment Homes is attributed to a major renovation project which was performed at the property during the past year which improved the curb appeal of the property.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $5,914,000 compared to net income of approximately $1,452,000 for the corresponding period in 2000. The Partnership recorded net income of approximately $708,000 for the three months ended June 30, 2001 compared to net income of approximately $1,227,000 for the corresponding period in 2000. The increase in net income for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan and an increase of $1,704,000 in interest payments received and therefore recognized on the Master Loan. Each of these factors was caused by improved operations at the collateral properties due to major capital projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years. The vast majority of this work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the Master Loan or from other sources in order to fund such improvements.

Excluding the items related to the Master Loan, the Partnership's net income for the six months ended June 30, 2001 and 2000 was approximately $34,000 and $452,000, respectively. For the three months ended June 30, 2001 and 2000, the Partnership had a net loss of approximately $96,000 and net income of approximately $227,000, respectively. The decrease in income for the three and six month periods is due to an increase in total expenses which more than offset an increase in total revenues.

Total expenses increased for the three and six months ended June 30, 2001 due to increases in operating, property tax, depreciation, and general and administrative expenses. Operating expenses increased due to an increase in utility expense, primarily natural gas, at The Sterling and to increases in salary and other benefits at both investment properties. Property tax expense increased due to a reassessment by the taxing authorities at the Loft and The Sterling which increased the assessed values of the properties due to recent renovations at each property. Depreciation increased due to an increase in capital improvements at The Sterling.

General and administrative expenses increased for the three and six months ended June 30,2001 due to a business privilege tax paid to the city of Philadelphia and an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the six months ended June 30, 2001 is due to an increase in interest income related to the Master Loan and to increases in rental revenue and other income, partially offset by a decrease in interest income. The increase in rental revenue was due to an increase in average rental rates at both of the Partnership's properties and an increase in occupancy at The Sterling and Apartment Homes, offset by a decrease in occupancy at The Loft Apartments. The increase in other income for the six months ended June 30, 2001 is due to increases in utility reimbursements, cleaning and damage fees, and corporate housing revenue at The Sterling Commerce Center and Apartment Homes. Interest income decreased due to the release of the working capital reserve requirement (See Note D to the consolidated financial statements) which resulted in lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $3,068,000 as compared to approximately $6,499,000 at June 30, 2000. Cash and cash equivalents increased approximately $1,032,000 for the six months ended June 30, 2001 from December 31, 2000. This increase was primarily due to approximately $4,729,000 and $7,536,000 of cash provided by operating and investing activities, respectively, which was offset by approximately $11,233,000 of cash used in financing activities. Cash provided by investing activities consisted of principal repayments received on the Master Loan and net receipts from escrow accounts maintained by the mortgage lender slightly offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Loft

The Partnership has budgeted, but is not limited to, approximately $51,000 for capital improvements during 2001 consisting of floor covering and window dressing replacements, air conditioning units and water heaters. During the six months ended June 30, 2001, the Partnership completed approximately $46,000 of capital improvements, consisting primarily of the aforementioned budgeted improvements. These improvements were funded from operations and replacement reserves.

The Sterling

The Partnership has budgeted, but is not limited to, approximately $1,714,000 for capital improvements during the current year consisting of appliances, structural upgrades, interior decoration, recreational facility upgrades and floor covering replacements. During the six months ended June 30, 2001, the Partnership completed approximately $41,000 of capital improvements consisting primarily of interior decoration and floor covering replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

The additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,619,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 2001, distributions from surplus cash of approximately $7,767,000 were paid to the limited partners ($39.02 per limited partnership unit) and distributions of approximately $3,323,000 (approximately $3,290,000 paid to the limited partners or $16.53 per limited partnership unit) were paid from operations. During the six months ended June 30, 2000, the Partnership paid approximately $6,670,000 in distributions from surplus cash to the limited partners ($33.51 per limited partnership unit). Included in the amounts at June 30, 2001 and 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. Subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $2,238,000 (approximately $2,216,000 paid to the limited partners or $11.13 per limited partnership unit) and a distribution from surplus cash of approximately $452,000 to the limited partners ($2.27 per limited partnership unit). The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

CCEP Property Operations

For the six months ended June 30, 2001, CCEP's net loss totaled approximately $16,660,000 on total revenues of approximately $13,634,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 2001 and 2000 CCEP's statements of operations include total interest expense attributable to the Master Loan of approximately $21,150,000 and $21,210,000, respectively, with all but approximately $2,704,000 and $1,000,000, respectively, representing interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 2001, CCEP made approximately $7,484,000 in principal payments on the Master Loan. Approximately $5,987,000 represents net proceeds from the sale of Magnolia Trace, approximately $1,425,000 represents refinancing proceeds and approximately $72,000 represents amounts received on certain investments by CCEP, all of which are required to be transferred to the Partnership per the Master Loan Agreement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Master Loan"). Receipts (interest income) on the Master Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Master Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the Master Loan. Based upon the fact that the Master Loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not offset the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not offset the Partnership's results of operations as it relates to the Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2001, a 100 basis points increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of June 30, 2001.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average     Interest
                               Debt             Rate 6.86%
                                              (in thousands)

                               2001              $   161
                               2002                  346
                               2003                  371
                               2004                  393
                               2005                4,320
                            Thereafter            21,028
                              Total              $26,619

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                        Number            Description

                   99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 2001 and 2000.

            b)    Reports on Form 8-K during the quarter ended June 30, 2001:

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

                                 Date:   August 9, 2001

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             June 30, 2001 and 2000



                            EXHIBIT 99.1 (Continued)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                               $  2,528       $  5,894
   Receivables and deposits                                     834            928
   Restricted escrows                                           842            767
   Other assets                                               1,670          1,634
   Investment properties:
      Land                                                    6,904          7,796
      Building and related personal property                 78,522         83,558
                                                             85,426         91,354
      Less accumulated depreciation                         (67,274)       (70,793)
                                                             18,152         20,561
                                                          $  24,026      $  29,784
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     204      $     410
   Tenant security deposit liabilities                          487            485
   Accrued property taxes                                       569            218
   Other liabilities                                            980            586
   Mortgage notes payable                                    55,459         56,060
   Master loan and interest payable                         351,455        340,493
                                                            409,154        398,252
Partners' Deficit
   General partner                                           (3,852)        (3,685)
   Limited partners                                        (381,276)      (364,783)
                                                           (385,128)      (368,468)
                                                          $  24,026      $  29,784

Note: The balance sheet at December 31, 2000,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles in the United States for complete financial statements.


            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2001        2000        2001        2000
Revenues:
   Rental income                           $  4,201    $  4,603    $  8,351    $  9,158
   Other income                                 472         469         906         850
   Gain on sale of investment property           --          --       4,377          --
            Total revenues                    4,673       5,072      13,634      10,008

Expenses:
   Operating                                  1,915       2,145       3,796       4,144
   General and administrative                   209         157         393         318
   Depreciation                               1,040       1,343       2,091       2,657
   Interest                                  11,640      11,012      23,417      22,030
   Property taxes                               301         327         597         653
            Total expenses                   15,105      14,984      30,294      29,802

Net loss                                   $(10,432)   $ (9,912)   $(16,660)   $(19,794)

Net loss allocated to general
  partner (1%)                             $   (104)   $    (99)   $   (167)   $   (198)
Net loss allocated to limited
  partners (99%)                            (10,328)     (9,813)    (16,493)    (19,596)

                                           $(10,432)   $ (9,912)   $(16,660)   $(19,794)


            See Accompanying Notes to Consolidated Financial Statements

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1999                  $(3,310)      $(327,665)    $ (330,975)

Net loss for the six months
   ended June 30, 2000                   (198)        (19,596)       (19,794)

Partners' deficit
   at June 30, 2000                   $(3,508)      $(347,261)     $(350,769)

Partners' deficit
   at December 31, 2000               $(3,685)      $(364,783)     $(368,468)

Net loss for the six months
   ended June 30, 2001                   (167)        (16,493)       (16,660)

Partners' deficit at
   June 30, 2001                      $(3,852)      $(381,276)     $(385,128)


            See Accompanying Notes to Consolidated Financial Statements

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(16,660)    $(19,794)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,178        2,696
   Gain on sale of investment property                            (4,377)          --
   Change in accounts:
      Receivables and deposits                                        94          (33)
      Other assets                                                   (34)           7
      Accounts payable                                              (206)        (280)
      Tenant security deposit liabilities                              2           40
      Accrued property taxes                                         351          199
      Other liabilities                                              394         (112)
      Accrued interest on Master Loan                             18,446       20,210

       Net cash provided by operating activities                     188        2,933

Cash flows from investing activities:
  Property improvements and replacements                          (1,324)      (2,015)
  Proceeds from sale of investment property                        6,019           --
  Net (deposits to) receipts from restricted escrows                 (75)         365

       Net cash provided by (used in) investing activities         4,620       (1,650)

Cash flows from financing activities:
  Principal payments on Master Loan                               (7,484)        (167)
  Principal payments on mortgage notes payable                      (601)        (158)
  Loan costs paid                                                    (89)          --

       Net cash used in financing activities                      (8,174)        (325)

Net increase in cash and cash equivalents                         (3,366)         958
Cash and cash equivalents at beginning of period                   5,894        2,865
Cash and cash equivalents at end of period                      $  2,528     $  3,823

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  5,521     $  1,781


            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern


The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in November 2000. The Partnership realized a net loss of approximately $16,660,000 for the six months ended June 30, 2001. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to Consolidated Capital Institutional Properties ("CCIP") under the Master Loan of approximately $351,455,000, including accrued interest, matured in November 2000. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. If CCIP were to foreclose on the properties securing the Master Loan, title in the properties owned by the Partnership would be transferred to CCIP, subject to existing liens on such properties including the first mortgage loans. As a result, CCIP would become responsible for the operations of such properties. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At June 30, 2001, partners' deficit was approximately $385,128,000.

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                               2001      2000
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 465 $ 502 Investment advisory fees (included in general
   and administrative expenses)                                  115        90
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                    232       179

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $465,000 and $502,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership is subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $115,000 and $90,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $232,000 and $179,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 2000 annual report. Such interest payments totaled approximately $2,704,000 for the six months ended June 30, 2001 and approximately $1,000,000 for the six months ended June 30, 2000. There were no advances on the Master Loan during the six months ended June 30, 2001 or 2000. During the six months ended June 30, 2001 and 2000, CCEP paid approximately $7,484,000 and $167,000, respectively, to CCIP as principal payments on the Master Loan.

Note D - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at June 30, 2001
and  December  31,  2000,  are  approximately   $351,455,000  and  $340,493,000,
respectively.

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