Form 10QSB
period 2001-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2001-11-08
CIK 352983

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

                 For the quarterly period ended September 30, 2001


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

                          55 Beattie Place, P.O. Box 1089
                      (Address of principal executive offices)

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
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  1,007       $ 2,036
   Receivables and deposits                                       207           886
   Restricted escrows                                             323           453
   Other assets                                                 1,718         1,616

   Investment in Master Loan                                   26,451        34,231
      Less: Allowance for impairment loss                          --        (3,176)
                                                               26,451        31,055
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   38,997        38,762
                                                               42,561        42,326
      Less:  accumulated depreciation                         (15,253)      (12,989)
                                                               27,308        29,337
                                                             $ 57,014      $ 65,383
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                          $    168      $    189
   Tenant security deposit liabilities                            620           675
   Accrued property taxes                                          68            --
   Other liabilities                                              621           741
   Mortgage notes payable                                      26,541        26,762
                                                               28,018        28,367
Partners' Capital
   General partner                                                126           118
   Limited partners (199,045.2 units issued and
      outstanding)                                             28,870        36,898
                                                               28,996        37,016
                                                             $ 57,014      $ 65,383

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


            See Accompanying Notes to Consolidated Financial Statements

b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                          2001        2000        2001        2000
Revenues:
   Rental income                         $ 2,842     $ 2,781     $ 8,444     $ 8,008
   Interest income on investment
       in Master Loan to affiliate           576       1,000       3,280       2,000
    Reduction of provision for
      impairment loss                         --      14,241       3,176      14,241
   Interest income                            11          84          70         299
   Other income                              191         201         635         568
   Property tax refunds                       --         210          --         210
         Total revenues                    3,620      18,517      15,605      25,326

Expenses:
   Operating                               1,186       1,123       3,798       3,431
   General and administrative                149         274         692         573
   Depreciation                              714         764       2,264       2,269
   Interest                                  475         492       1,422       1,451
   Property taxes                            201         163         620         449
         Total expenses                    2,725       2,816       8,796       8,173

Net income                               $   895     $15,701     $ 6,809     $17,153

Net income allocated
    to general partner (1%)              $     9     $   157     $    68     $   172
Net income allocated
    to limited partners (99%)                886      15,544       6,741      16,981

                                         $   895     $15,701     $ 6,809     $17,153

Net income per Limited
    Partnership Unit                     $  4.45     $ 78.09     $ 33.87     $ 85.31

Distributions per Limited
    Partnership Unit                     $ 18.65     $ 31.17     $ 74.20     $ 64.69


            See Accompanying Notes to Consolidated Financial Statements

c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' (deficit) capital
   at December 31, 1999              199,045.2      $   (58)     $ 67,343    $ 67,285

Distributions to partners                   --           --       (12,876)    (12,876)

Net income for the nine months
   ended September 30, 2000                 --          172        16,981      17,153

Partners' capital
   at September 30, 2000             199,045.2      $   114      $ 71,448    $ 71,562

Partners' capital at
   December 31, 2000                 199,045.2      $   118      $ 36,898    $ 37,016

Distributions to partners                   --          (60)      (14,769)    (14,829)

Net income for the nine months
   ended September 30, 2001                 --           68         6,741       6,809

Partners' capital at
   September 30, 2001                199,045.2      $   126      $ 28,870    $ 28,996


            See Accompanying Notes to Consolidated Financial Statements

d)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $  6,809    $ 17,153
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,360       2,356
   Reduction of provision for impairment loss                     (3,176)    (14,241)
   Change in accounts:
      Receivables and deposits                                       679         287
      Other assets                                                  (198)       (212)
      Accounts payable                                               (83)         64
      Tenant security deposit liabilities                            (55)         65
      Accrued property taxes                                          68          70
      Other liabilities                                             (120)          2
       Net cash provided by operating activities                   6,284       5,544

Cash flows from investing activities:
  Net receipts from restricted escrows                               130         290
  Property improvements and replacements                            (173)     (1,468)
  Principal receipts on Master Loan                                7,780       4,708
  Lease commissions paid                                              --         (59)
       Net cash provided by investing activities                   7,737       3,471

Cash flows from financing activities:
  Distributions to partners                                      (14,829)    (12,876)
  Payments on mortgage notes payable                                (221)       (215)
  Loan costs paid                                                     --          (7)
       Net cash used in financing activities                     (15,050)    (13,098)

Net decrease in cash and cash equivalents                         (1,029)     (4,083)
Cash and cash equivalents at beginning of period                   2,036      11,175
Cash and cash equivalents at end of period                      $  1,007     $ 7,092

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,377     $ 1,401
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                             $     62     $    --

            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note F" for detailed disclosure of the Partnership's segments.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                                 2001      2000
                                                                 (in thousands)

 Property management fees (included in operating expenses)       $ 459     $ 429
 Reimbursement for services of affiliates (included in
  operating and general and administrative expenses
  and investment properties)                                       364       398

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $459,000 and $429,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $364,000 and $398,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,192 limited partnership units (the "Units") in the Partnership representing 63.40% of the outstanding Units as of September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.40% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At September 30, 2001, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 2001 and 2000, the Partnership recorded approximately $3,280,000 and $2,000,000, respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate reduction of $3,176,000 and $14,241,000 in the provision for impairment loss recognized during the nine months ended September 30, 2001 and 2000, respectively, is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace in January 2001 and the refinancing and financing proceeds of the collateral properties in the third and fourth quarter of 2000. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $28,323,000 and $29,681,000 for the nine months ended September 30, 2001 and 2000, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At September 30, 2001 and December 31, 2000, such cumulative unrecognized interest totaling approximately $334,585,000 and $306,262,000 was not included in the balance of the investment in Master Loan. All of the collateral properties are collateralized by first mortgages totaling approximately $55,149,000 which are superior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the nine months ended September 30, 2001 and 2000, the Partnership received approximately $7,780,000 and $4,708,000, respectively, in principal payments on the Master Loan. During the nine months ended September 30, 2001, approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing refinancing proceeds, which are both required to be paid to the Partnership as principal payments on the Master Loan per the terms of the Master Loan Agreement. Approximately $336,000 and $182,000 for the nine months ended September 30, 2001 and 2000, respectively, represents cash received on certain investments held by CCEP which are required to be transferred to the Partnership per the Master Loan Agreement. During the nine months ended September 30, 2000, approximately $4,526,000 was received representing net proceeds from the sale of Shirewood Townhomes.

The Master Loan matured in November 2000. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. If the Partnership were to foreclose on the properties securing the Master Loan, title in the properties owned by the Partnership would be transferred to the Partnership, subject to existing liens on such properties including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties. Currently, CCEP does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by CCEP, nor does its General Partner have any other plans to remedy the liquidity problems CCEP is currently experiencing.

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

Note E - Distributions

During the nine months ended September 30, 2001, distributions from surplus cash of approximately $8,826,000 were paid to the limited partners ($44.34 per limited partnership unit) and distributions of approximately $6,003,000 (approximately $5,943,000 paid to the limited partners or $29.86 per limited partnership unit) were paid from operations. During the nine months ended September 30, 2000, the Partnership paid approximately $12,876,000 in distributions from surplus cash to the limited partners ($64.69 per limited partnership unit). Included in the amounts at September 30, 2001 and 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial property. The Partnership's residential property segment consist of one apartment complex located in North Carolina and one multiple-use facility consisting of apartment units and commercial space located in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities and a credit union at terms ranging from two months to ten years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit or loss before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three and nine months ended September 30, 2001 and 2000 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


     For the three months ended
         September 30, 2001            Residential  Commercial    Other      Totals
Rental income                            $ 2,462       $ 380       $ --     $ 2,842
Interest income                                6            1          4         11
Other income                                 126           65         --        191
Interest income on investment
  in Master Loan                              --           --        576        576
Interest expense                             417           58         --        475
Depreciation                                 692           22         --        714
General and administrative expense            --           --        149        149
Segment profit                               390           74        431        895


      For the nine months ended
         September 30, 2001            Residential  Commercial    Other      Totals
Rental income                            $ 7,277      $ 1,167      $ --     $ 8,444
Interest income                               54            8          8         70
Other income                                 417          218         --        635
Interest income on investment
   in Master Loan                             --           --      3,280      3,280
Reduction of provision for
  impairment loss                             --           --      3,176      3,176
Interest expense                           1,249          173         --      1,422
Depreciation                               2,195           69         --      2,264
General and administrative expense            --           --        692        692
Segment profit                               827          210      5,772      6,809
Total assets                              28,744        1,540     26,730     57,014
Capital expenditures                         209           26         --        235


Three Months Ended September 30, 2000
                                       Residential  Commercial    Other      Totals
Rental income                            $ 2,395       $ 386       $  --     $ 2,781
Interest income                               23            5         56          84
Other income                                 134           66          1         201
Property tax refunds                         179           31         --         210
Interest income on investment in
  Master Loan                                 --           --      1,000       1,000
Reduction of provision for
 impairment loss                              --           --     14,241      14,241
Interest expense                             433           59         --         492
Depreciation                                 743           21         --         764
General and administrative expenses           --           --        274         274
Segment profit                               577          100     15,024      15,701


Nine Months Ended September 30, 2000
                                       Residential  Commercial    Other     Totals
Rental income                            $ 6,858      $ 1,150    $   --    $ 8,008
Interest income                               65           19       215        299
Other income                                 390          177         1        568
Property tax refunds                         179           31        --        210
Interest income on investment in
  Master Loan                                 --           --     2,000      2,000
 Reduction of provision for
  impairment loss                             --           --    14,241     14,241
Interest expense                           1,274          177        --      1,451
Depreciation                               2,206           63        --      2,269
General and administrative expenses           --           --       573        573
Segment profit                               949          320    15,884     17,153
Total assets                              32,915        1,950    65,066     99,931
Capital expenditures                       1,449           19        --      1,468

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two properties, The Loft and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Loft Apartments                           92%        93%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  95%        93%

      The Sterling Commerce Center                  89%        89%
        Philadelphia, Pennsylvania

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $6,809,000 compared to net income of approximately $17,153,000 for the corresponding period in 2000. The Partnership recorded net income of approximately $895,000 for the three months ended September 30, 2001 compared to net income of approximately $15,701,000 for the corresponding period in 2000. The decrease in net income for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 was due to the increase in the reduction of the provision for impairment loss on the investment in the Master Loan recognized in 2000, offset by an increase in interest payments received and therefore recognized on the Master Loan. Each of these factors was caused by improved operations at the collateral properties due to major capital projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years. This work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the Master Loan or from other sources in order to fund such improvements.

Excluding the items related to the Master Loan, the Partnership's net income for the three and nine months ended September 30, 2001 was approximately $319,000 and $353,000, respectively, as compared to approximately $460,000 and $912,000 for the three and nine months ended September 30, 2000, respectively. The decrease in net income for the nine months ended September 30, 2001 is due to an increase in total expenses offset by an increase in total revenues. The decrease in net income for the three months ended September 30, 2001 is due to a decrease in total revenues offset by a decrease in total expenses.

The increase in total expenses for the nine months ended September 30, 2001 was due to an increase in operating, property tax, and general and administrative expenses. Operating expenses increased due to an increase in utility expense, primarily natural gas, at The Sterling and to increases in salary and other benefits at both investment properties. Property tax expense increased due to a reassessment by the taxing authorities at The Sterling which increased the assessed value of the property due to recent renovations.

The decrease in total expenses for the three months ended September 30, 2001 was due to decreases in interest and general and administrative expenses. Interest expense decreased due to principal payments on the mortgages encumbering both investment properties.

General and administrative expenses increased for the nine months ended September 30, 2001 due to a business privilege tax paid to the city of Philadelphia. Included in general and administrative expenses are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

General and administrative expenses decreased for the three months ended September 30, 2001 due to a decrease in management reimbursements to the General Partner compared to the same period in 2000.

The increase in total revenues for the three and nine month periods ended September 30, 2001 is due to an increase in rental income offset by a decrease in interest income and real estate tax refunds. The increase in rental revenue was due to an increase in average rental rates at both of the Partnership's properties and an increase in occupancy at The Sterling Apartment Homes, offset by a slight decrease in occupancy at The Loft Apartments. The decrease in real estate tax refunds is due to The Sterling receiving refunds of prior year tax bills which had been under appeal during the nine months ending September 30, 2000. Interest income decreased due to the release of the working capital reserve requirement (See Note D to the consolidated financial statements) which resulted in lower average cash balances in interest bearing accounts. Additionally, for the nine months ended September 30, 2001, other income increased due to an increase in lease cancellation fees and cable television income at both investment properties and to utility reimbursements at The Sterling Commerce Center and Apartment Homes.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,007,000 as compared to approximately $7,092,000 at September 30, 2000. Cash and cash equivalents decreased approximately $1,029,000 since December 31, 2000. This decrease was primarily due to approximately $15,050,000 of cash used in financing activities offset by approximately $6,284,000 and $7,737,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. Cash provided by investing activities consisted of principal payments received on the Master Loan and net receipts from escrow accounts maintained by the mortgage lender slightly offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Loft

The Partnership budgeted approximately $279,000 for capital improvements during 2001 consisting of floor covering and window dressing replacements, exterior painting and water heaters. During the nine months ended September 30, 2001, the Partnership completed approximately $176,000 of capital improvements, consisting primarily of the aforementioned budgeted improvements. These improvements were funded from operations and replacement reserves.

The Sterling

The Partnership budgeted approximately $1,727,000 for capital improvements during 2001 consisting of appliances, structural upgrades, interior decoration, recreational facility upgrades and floor covering replacements. During the nine months ended September 30, 2001, the Partnership completed approximately $59,000 of capital improvements consisting primarily of interior decoration and floor covering and appliance replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

Additional capital improvements planned for 2001 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,541,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, distributions from surplus cash of approximately $8,826,000 were paid to the limited partners ($44.34 per limited partnership unit) and distributions of approximately $6,003,000 (approximately $5,943,000 paid to the limited partners or $29.86 per limited partnership unit) were paid from operations. During the nine months ended September 30, 2000, the Partnership paid approximately $12,876,000 in distributions from surplus cash to the limited partners ($64.69 per limited partnership unit). Included in the amounts at September 30, 2001 and 2000 are payments to both the Pennsylvania and North Carolina Departments of Revenue for withholding taxes related to income generated by the Registrant's investment properties located in those states. The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,192 limited partnership units (the "Units") in the Partnership representing 63.40% of the outstanding Units as of September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.40% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

CCEP Property Operations

For the nine months ended September 30, 2001, CCEP's net loss totaled approximately $26,683,000 on total revenues of approximately $18,417,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 2001 and 2000 CCEP's statements of operations include total interest expense attributable to the Master Loan of approximately $31,603,000 and $31,680,000, respectively, with all but approximately $3,280,000 and $2,000,000, respectively, representing interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 2001, CCEP made approximately $7,780,000 in principal payments on the Master Loan. Approximately $6,019,000 represents net proceeds from the sale of Magnolia Trace, approximately
$1,425,000 represents refinancing and financing proceeds and approximately $336,000 represents amounts received on certain investments by CCEP, all of which are required to be transferred to the Partnership per the Master Loan Agreement.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2001, a 100 basis points increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximate the recorded value as of September 30, 2001.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 6.86%
                                              (in thousands)

                               2001              $    83
                               2002                  346
                               2003                  371
                               2004                  393
                               2005                4,320
                            Thereafter            21,028
                              Total              $26,541

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                        Number            Description

                    99.1  Consolidated Capital Equity Partners,  L.P., unaudited
                          financial   statements   for  the  nine  months  ended
                          September 30, 2001 and 2000.

                   10.23 Third Amendment to the Partnership Agreement executed on October 17, 2000.

                   10.24  Fourth   Amendment   to  the   Partnership   Agreement
                          executed on May 25, 2001.


            b)  Reports on Form 8-K during the quarter ended September 30, 2001:

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

                                 Date:   November 8, 2001

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED

                           September 30, 2001 and 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                               $  1,673       $  5,894
   Receivables and deposits                                     181            928
   Restricted escrows                                           841            767
   Other assets                                               1,728          1,634
   Investment properties:
      Land                                                    6,904          7,796
      Building and related personal property                 79,769         83,558
                                                             86,673         91,354
      Less accumulated depreciation                         (67,778)       (70,793)
                                                             18,895         20,561
                                                          $  23,318      $  29,784
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     350      $     410
   Tenant security deposit liabilities                          461            485
   Accrued property taxes                                       902            218
   Other liabilities                                            571            586
   Mortgage notes payable                                    55,149         56,060
   Master loan and interest payable                         361,036        340,493
                                                            418,469        398,252
Partners' Deficit
   General partner                                           (3,952)        (3,685)
   Limited partners                                        (391,199)      (364,783)
                                                           (395,151)      (368,468)
                                                          $  23,318      $  29,784

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


            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              2001        2000        2001        2000
Revenues:
   Rental income                           $  4,093    $  4,360    $ 12,444    $ 13,518
   Other income                                 690         443       1,596       1,293
   Gain on sale of investment property           --       3,024       4,377       3,024
            Total revenues                    4,783       7,827      18,417      17,835

Expenses:
   Operating                                  2,175       2,092       5,971       6,236
   General and administrative                   216         242         609         560
   Depreciation                                 504       1,072       2,595       3,729
   Interest                                  11,579      10,890      34,996      32,920
   Property taxes                               332         287         929         940
            Total expenses                   14,806      14,583      45,100      44,385

Loss before extraordinary item              (10,023)     (6,756)    (26,683)    (26,550)
Extraordinary loss on early
  extinguishment of debt                         --        (407)         --        (407)

Net loss                                   $(10,023)   $ (7,163)   $(26,683)   $(26,957)

Net loss allocated to general
 partner (1%)                              $   (100)   $    (72)   $   (267)   $   (270)
Net loss allocated to limited
 partners (99%)                              (9,923)     (7,091)    (26,416)    (26,687)

                                           $(10,023)   $ (7,163)   $(26,683)   $(26,957)


            See Accompanying Notes to Consolidated Financial Statements

c)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1999                  $(3,310)      $(327,665)    $ (330,975)

Net loss for the nine months
   ended September 30, 2000              (270)        (26,687)       (26,957)

Partners' deficit
   at September 30, 2000              $(3,580)      $(354,352)     $(357,932)

Partners' deficit
   at December 31, 2000               $(3,685)      $(364,783)     $(368,468)

Net loss for the nine months
   ended September 30, 2001              (267)        (26,416)       (26,683)

Partners' deficit at
   September 30, 2001                 $(3,952)      $(391,199)     $(395,151)


            See Accompanying Notes to Consolidated Financial Statements

d)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(26,683)    $(26,957)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,724        3,788
   Extraordinary loss on early extinguishment of debt                 --          407
   Gain on sale of investment property                            (4,377)      (3,024)
  Change in accounts:
      Receivables and deposits                                       747         (947)
      Other assets                                                  (124)          (5)
      Accounts payable                                              (182)          21
      Tenant security deposit liabilities                            (24)          17
      Accrued property taxes                                         684          455
      Other liabilities                                              (15)        (108)
      Accrued interest on Master Loan                             28,323       29,680

       Net cash provided by operating activities                   1,073        3,327

Cash flows from investing activities:
  Property improvements and replacements                          (2,449)      (2,945)
  Proceeds from sale of investment property                        6,019        4,526
  Net (deposits to) receipts from restricted escrows                 (74)         324

       Net cash provided by investing activities                   3,496        1,905

Cash flows from financing activities:
  Principal payments on Master Loan                               (7,780)      (4,708)
  Principal payments on mortgage notes payable                      (911)        (238)
  Proceeds from refinancing                                           --       24,325
  Repayment of mortgage notes payable                                 --       (6,053)
  Debt extinguishment costs                                           --         (251)
  Loan costs paid                                                    (99)        (726)

       Net cash (used in) provided by financing
         activities                                               (8,790)      12,349

Net (decrease) increase in cash and cash equivalents              (4,221)      17,581
Cash and cash equivalents at beginning of period                   5,894        2,865
Cash and cash equivalents at end of period                      $  1,673     $ 20,446

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  6,542     $  3,216
Supplemental disclosure of non-cash activity:
  Property improvements and replacements
   included in accounts payable                                 $    122    $      --


            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern


The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in November 2000. The Partnership realized a net loss of approximately $26,683,000 for the nine months ended September 30, 2001. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to Consolidated Capital Institutional Properties ("CCIP") under the Master Loan of approximately $361,036,000, including accrued interest, matured in November 2000. The holder of the note has two options, which include foreclosing on the properties that collateralize the Master Loan or extending the term of the note. If CCIP were to foreclose on the properties securing the Master Loan, title in the properties owned by the Partnership would be transferred to CCIP, subject to existing liens on such properties including the first mortgage loans. As a result, CCIP would become responsible for the operations of such properties. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing.
At September 30, 2001, partners' deficit was approximately $395,151,000.

The General Partner expects revenues from the nine investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP the Master Loan balance, including accrued interest.

As a result, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc. (the "General Partner") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 2001 and 2000:


                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 695     $ 744
 Investment advisory fees (included in general
   and administrative expenses)                                     164       134
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses
   and investment properties)                                     1,169       369
 Commission on sale (included in gain on sale of
   investment property)                                             206        --

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $695,000 and $744,000 for the nine months ended September 30, 2001 and 2000, respectively.

The Partnership is subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $164,000 and $134,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,169,000 and $369,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $858,000 and $42,000, respectively, in reimbursements for construction oversight costs. At September 30, 2000, approximately $73,000 of accountable administrative expenses were accrued and included in other liabilities.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan Agreement (the "Master Loan"), which is described more fully in the 2000 annual report. Such interest payments totaled approximately $3,280,000 for the nine months ended September 30, 2001 and approximately $2,000,000 for the nine months ended September 30, 2000. There were no advances on the Master Loan during the nine months ended September 30, 2001 or 2000. During the nine months ended September 30, 2001 and 2000, CCEP paid approximately $7,780,000 and $4,708,000, respectively, to CCIP as principal payments on the Master Loan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 17.29 limited partnership units (the "Units") in the Partnership representing 17.29% of the outstanding Units as of September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at September 30, 2001 and December 31, 2000, are approximately $361,036,000 and $340,493,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5% which is the current rate. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matured in November 2000. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note. If CCIP were to foreclose on its collateral, CCEP would no longer hold title to its properties and the Partnership would be dissolved. Currently, the Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At September 30, 2001, partners' deficit was approximately $395,151,000.

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

Note F - Refinancings/Financings and Extraordinary Loss

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

                                                                   EXHIBIT 10.23

                                 THIRD AMENDMENT
                      TO THE LIMITED PARTNERSHIP AGREEMENT
                  OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES


            THIS THIRD AMENDMENT TO THE LIMITED PARTNERSHIP AGREEMENT OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES (this "Amendment") is entered into as of the 17th day of October, 2000, by and among ConCap Equities, Inc., a Delaware corporation (the "General Partner"), and each of the Limited Partners. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed thereto in the "Partnership Agreement" (as defined below).

            WHEREAS, Consolidated Capital Institutional Properties, a California limited partnership (the "Partnership"), exists pursuant to that certain Limited Partnership Agreement of Consolidated Capital Institutional Properties, dated as of April 28, 1981, as amended by that certain First Amendment to the Consolidated Capital Institutional Properties Limited Partnership Agreement,
dated as of July 11, 1985, and as further amended by that certain Second Amendment to the Limited Partnership Agreement of Consolidated Capital
Institutional Properties, dated as of October 23, 1990 (as so amended, the "Partnership Agreement"); and

            WHEREAS, the General Partner has obtained consents of the requisite percentage-in-interest of the Limited Partners (i.e., Limited Partners holding greater than fifty percent (50%) of the Units) necessary to amend the Partnership Agreement as provided in this Amendment.

            NOW, THEREFORE, in consideration of the premises, the agreement of the parties herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and confessed, the parties hereby agree as follows:

            1.    Reserves.  Section 4.09 is amended to read as follows:

                  "The Partnership shall maintain reasonable reserves for normal working capital and contingencies in an amount equal to at least five percent (5%) of invested Capital determined from time to time by the General Partner in its sole discretion."



            2.    Miscellaneous.

Effectof Amendment. In the event of any inconsistency between the terms of the Partnership Agreement and the terms of this Amendment, the terms of this Amendment shall prevail. In the event any conflict or apparent conflict between any of the provisions of the Partnership Agreement as amended by this Amendment, such conflicting provisions shall be reconciled and construed to give effect to the terms and intent of this Amendment.

Ratification.  Except as otherwise  expressly  modified hereby,  the Partnership
      Agreement shall remain in full force and effect, and all of the terms and provisions of the Partnership Agreement, as herein modified, are hereby ratified and reaffirmed. Except as amended hereby, the Partnership Agreement shall continue, unmodified, and in full force and effect.

Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of California, without regard to its principles of conflicts of law.

            IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

                                    THE GENERAL PARTNER:

                                    CONCAP EQUITIES, INC.,
                                    a Delaware corporation



                                    By:
                                          Patrick J. Foye
                                          Executive Vice President














                                    THE LIMITED PARTNERS:

                                    AIMCO PROPERTIES, L.P.
                                    a Delaware limited partnership

                                    By:   AIMCO-GP, INC.
                                          (General Partner)

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President






                                    COOPER RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President

                                          AIMCO IPLP, L.P.
                                          a Delaware limited partnership

                                    By:   AIMCO/IPT, INC.
                                          (General Partner)

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President



                                    REEDY RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:
                                          Patrick J. Foye
                                          Executive Vice President of ConCap
                                          Equities, Inc., agent and
                                          attorney-in-fact for each of the
                                          remaining Limited Partners of the
                                          Partnership

                                                                   EXHIBIT 10.24

                                FOURTH AMENDMENT
                      TO THE LIMITED PARTNERSHIP AGREEMENT
                  OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES


            THIS FOURTH AMENDMENT TO THE LIMITED PARTNERSHIP AGREEMENT OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES (this "Amendment") is entered into as of the 25th day of May, 2001, by and among ConCap Equities, Inc., a Delaware corporation (the "General Partner"), and each of the Limited Partners. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed thereto in the "Partnership Agreement" (as defined below).

            WHEREAS, Consolidated Capital Institutional Properties, a California limited partnership (the "Partnership"), exists pursuant to that certain Limited Partnership Agreement of Consolidated Capital Institutional Properties, dated as of April 28, 1981, as amended by that certain First Amendment to the Consolidated Capital Institutional Properties Limited Partnership Agreement, dated as of July 11, 1985, as further amended by that certain Second Amendment to the Limited Partnership Agreement of Consolidated Capital Institutional Properties, dated as of October 23, 1990, and as further amended by that certain Third Amendment to the Limited Partnership Agreement of Consolidated Capital Institutional Properties, dated as of October 17, 2000 (as so amended, the "Partnership Agreement"); and

            WHEREAS, the General Partner has obtained consents of the requisite percentage-in-interest of the Limited Partners (i.e., Limited Partners holding greater than fifty percent (50%) of the Units) necessary to amend the Partnership Agreement as provided in this Amendment.

            NOW, THEREFORE, in consideration of the premises, the agreement of the parties herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and confessed, the parties hereby agree as follows:

            1.    Surplus Funds.  The definition of "Surplus Funds" contained in
Section 1.04(u) of the Partnership Agreement is hereby deleted, in its entirety, and the following new definition is inserted in lieu thereof:

                  "(u) `Surplus Funds' shall mean the Partnership's share of the net cash funds or proceeds resulting from the Partnership's receipt of (a) principal and additional interest from the Participating Note issued by the Fee Owner or (b) any funds from the sale, lease, financing or refinancing of any of the Partnership's properties, and in each case, (i) after deduction of all expenses incurred in connection therewith and (ii) less such amounts for working capital reserves as the General Partner deems reasonably necessary for future Partnership operations."

            2. Purpose of Partnership and Investment Objectives. The first paragraph of Section 1.05 of the Partnership Agreement is amended to read as follows:

            "Purpose of Partnership and Investment Objectives. The principal purpose of the Partnership is to lend funds in return for the Participating Note with participations secured by deeds of trust on real properties (including apartment buildings, shopping centers, industrial projects, office buildings and other similar properties) as shall from time to time be acquired by the Fee Owner and which offer the potential for (i) preserving and protecting the Limited Partners' original Invested Capital; (ii) providing quarterly distributions  from  interest  received  from the Fee Owner or other sources; and (iii) providing special payments to the extent of additional interest received from such Participating Note; and to engage in any and all general business activities related to and incidental to those purposes, including, without limitation, the acquisition, ownership, improvement, management, operation, leasing, financing, refinancing, sale or exchange of any real or personal property obtained (x) in connection with the exercise of any remedy available to it under the Participating Note or the Master Loan Agreement or (y) in a transaction (a "1031 Transaction") that is intended to a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, or any successor statute, at law or in equity (including, without limitation, those properties commonly known as The Loft Apartments in Raleigh, North Carolina and The Sterling Home and Commerce Center in Philadelphia, Pennsylvania); provided, however, that the Partnership shall not own or lease property jointly or in partnership with others but it may transfer any such property to a single-purpose wholly-owned subsidiary."

            3.    Powers and Duties of the General Partner.

            (a) The fourth sentence of the first paragraph of Section 2.01 of the Partnership Agreement is amended to read as follows:

                  "The General Partner shall have the right, power and authority granted to General Partner hereunder or by law, or both, to obligate and bind the Partnership and, on behalf and in the name of the Partnership, to take such action as the General Partner deems necessary or advisable, including, without limitation, making, executing and delivering loan and other agreements, leases, assignments and transfers and agreements to purchase, sell, exchange, lease or otherwise deal with real or personal property, escrow instructions, advances under the Participating Note, pledges, deeds of trust, mortgages and other security agreements, promissory notes, checks, drafts and other negotiable instruments, and all other documents and agreements which the General Partner deems reasonable or necessary in connection with the loaning and investment of the Partnership's net proceeds resulting from the Capital Contributions received and the management thereof, including, without limitation, the acquisition, ownership, improvement, management, operation, lease, financing, refinancing, exchange or sale of any real or personal property (including the transfer of such property to a single-purpose wholly-owned subsidiary of the Partnership) obtained (i) in connection with the exercise of any remedy available to it under the Participating Note or the Master Loan Agreement or (ii) in a 1031 Transaction, at law or in equity (including, without limitation, those properties commonly known as The Loft Apartments in Raleigh, North Carolina and The Sterling Home and Commerce Center in Philadelphia, Pennsylvania)."

            (b) The penultimate sentence of the second paragraph of Section 2.01 of the Partnership Agreement is amended to read as follows:

                  "The  Partnership  shall not be  permitted  to  purchase  real property, directly or indirectly, but it may acquire real property upon exercising any remedy under the Participating Note and the Master Note Loan Agreement or a 1031 Transaction."

            4.    Miscellaneous.

Effectof Amendment. In the event of any inconsistency between the terms of the Partnership Agreement and the terms of this Amendment, the terms of this Amendment shall prevail. In the event any conflict or apparent conflict between any of the provisions of the Partnership Agreement as amended by this Amendment, such conflicting provisions shall be reconciled and construed to give effect to the terms and intent of this Amendment.

Ratification.  Except as otherwise  expressly  modified hereby,  the Partnership
      Agreement shall remain in full force and effect, and all of the terms and provisions of the Partnership Agreement, as herein modified, are hereby ratified and reaffirmed. Except as amended hereby, the Partnership Agreement shall continue, unmodified, and in full force and effect.

Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of California, without regard to its principles of conflicts of law.

            IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

                                    THE GENERAL PARTNER:

                                    CONCAP EQUITIES, INC.,
                                    a Delaware corporation



                                    By:
                                          Patrick J. Foye
                                          Executive Vice President

                                    THE LIMITED PARTNERS:

                                    AIMCO PROPERTIES, L.P.
                                    a Delaware limited partnership

                                    By:   AIMCO-GP, INC.
                                          (General Partner)

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President



                                    COOPER RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President


                                          AIMCO IPLP, L.P.
                                          a Delaware limited partnership

                                    By:   AIMCO/IPT, INC.
                                          (General Partner)

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President


                                    REEDY RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:
                                          Patrick J. Foye
                                          Executive Vice President of ConCap
                                          Equities, Inc., agent and
                                          attorney-in-fact for each of the
                                          remaining Limited Partners of the
                                          Partnership