Form 10-K
period 2001-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2002-04-01
CIK 352983

FORM 10-K-- ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1.  Description of Business

General

Consolidated   Capital   Institutional    Properties   (the   "Partnership"   or
"Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units"). The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,296.8 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the Corporate General Partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO, a publicly held real estate investment trust (See "Transfer of Control" below).

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

Through December 31, 2001, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 2001, the balance of the Master Loan, net of the allowance for possible losses, was approximately $26,430,000. EP used the proceeds from these loans to acquire 18 apartment complexes and four office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently has 9 apartment complexes. The Partnership acquired The Loft Apartments through foreclosure in November 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction on November 30, 1995. The Sterling was also collateral on the Master Loan. For a brief description of the properties refer to "Item 2 - Description of Property".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those residential properties which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Segments

Segment data for the years ended December 31, 2001, 2000 and 1999 is included in "Item 8. Financial Statements - Note J" and is an integral part of the Form 10-K.

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

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner will begin the process of foreclosure or executing deeds in lieu of foreclosure during the first quarter of 2002 on all the properties in CCEP. As the deeds are executed, title in the properties owned by CCEP would be
transferred  to  the  Partnership,   subject  to  the  existing  liens  on  such
properties, including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

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

Item 2.  Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2001:


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

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2001.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)


The Loft Apartments       $ 7,426      $ 3,878     5-20 yrs    S/L       $ 4,807

The Sterling Apartment
  Homes and Commerce
  Center                   35,796       12,091     5-25 yrs    S/L        26,182

                          $43,222      $15,969                           $30,989

See  "Note A" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Registrant's properties at December 31, 2001.


                       Principal                                           Principal
                       Balance At                                            Balance
                       December 31,     Interest       Period   Maturity     Due At
      Property             2001           Rate       Amortized    Date    Maturity (1)
                      (in thousands)                                     (in thousands)
The Loft Apartments
  1st mortgage           $ 4,210          6.95%      360 months 12/01/05     $ 3,903

The Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage             22,247         6.77%      120 months 10/01/08      19,975

                         $ 26,457                                           $ 23,878

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay these mortgages and other specific details about the mortgages.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property:


                                               Average Annual            Average
                                                Rental Rates            Occupancy
 Property                                    2001          2000       2001    2000

 The Loft Apartments                     $ 8,985/unit  $ 8,941/unit   92%     93%

 The Sterling Apartment Homes
   (residential)                          16,476/unit   15,523/unit   95%     94%

 The Sterling Commerce Center
   (commercial)                            16.73/s.f.    16.22/s.f.   86%     89%

The General Partner attributes the decrease in occupancy at The Sterling Commerce Center to the loss of a major tenant in late December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details regarding the loss of this tenant.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial properties in the area. The General Partner believes that all of the properties are adequately insured. Each apartment complex leases properties for terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2002 through the maturities of the current leases.

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent

  2002               4               7,712           $115,239         12.44%
  2003               9              20,341            309,181         33.37%
  2004               4               9,611            146,124         15.77%
  2005               3               4,268             89,852          9.70%
  2006               1               3,838             70,440          7.60%
  2007               2               7,147            195,816         21.13%

No commercial tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                         Billing        Rate
                                      (in thousands)
The Loft Apartments                        $ 88        0.99%
The Sterling Apartment Homes and
  Commerce Center                           740        8.81%

Capital Improvements:

The Loft

During the year ended December 31, 2001, the Partnership completed approximately $284,000 of capital improvements, consisting primarily of exterior painting, floor covering and appliance replacements and structural improvements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $55,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

During the year ended December 31, 2001, the Partnership completed approximately $114,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of garage resurfacing, floor covering replacements, tenant improvements, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. In addition, the Partnership acquired approximately $498,000 of improvements from a former tenant in satisfaction of unpaid rents due to the Partnership. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $161,000 for the apartments and $.54 per square foot or approximately $60,000 for the Commerce Center. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended December 31, 2001, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000. The Partnership currently has 12,193 holders of record owning an aggregate of 199,045.2 Units. Affiliates of the General Partner owned 126,477 units or 63.54% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999, 2000 and 2001 (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99            $22,621,000 (1)        $113.65

       01/01/00 - 12/31/00             47,880,000 (2)         240.55

       01/01/01 - 12/31/01             15,757,000 (3)          78.83

(1)   Distributions were made from surplus funds.

(2) Distributions were made from surplus funds, approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP.

(3) Consists of approximately $6,646,000 of cash from operations and approximately $9,111,000 of cash from surplus funds, of which approximately $1,425,000 was from the receipt of previously undistributed net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. Future distributions may also be affected by the Partnership's decision regarding the Master Loan which matured in November 2000. The Partnership's options include foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. If the Partnership forecloses on the properties securing the new Master Loan, title in the properties owned by CCEP would be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 126,477 limited partnership units (the "Units") in the Partnership representing 63.54% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.54% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                           FOR THE YEARS ENDED DECEMBER 31,
                               2001         2000         1999         1998         1997
STATEMENTS OF OPERATIONS
                                         (in thousands, except per unit data)

Total revenues             $   15,484   $   14,193   $   13,545   $   14,394   $   11,608
Total expenses                (11,582)     (10,823)      (9,773)      (9,087)      (8,041)
Reduction in provision
 for impairment loss            3,176       14,241           --       23,269           --
Net income                 $    7,078   $   17,611   $    3,772   $   28,576   $    3,567
Net income per Limited
  Partnership Unit         $    35.20   $    87.59   $    18.76   $   142.12   $    17.74

Distributions per Limited
  Partnership Unit         $    78.83   $   240.55   $   113.65   $   143.58   $     9.94
Limited Partnership Units
  outstanding               199,045.2    199,045.2    199,045.2    199,045.2      199,052



                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2001          2000         1999         1998         1997

                                            (in thousands)

Total assets              $ 56,089      $ 65,383     $ 95,668     $115,182      $ 91,628

Mortgage note payable     $ 26,457      $ 26,762     $ 27,074     $ 27,360      $  4,448

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

Results of Operations

2001 Compared to 2000

The Partnership's net income for the year ended December 31, 2001 was approximately $7,078,000 compared to net income of approximately $17,611,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the decrease in the reduction of the provision for impairment loss on the investment in the Master Loan recognized in 2001, partially offset by an increase in interest payments received and therefore recognized as income related to the Master Loan. Each of these factors was caused by improved operations at the collateral properties due to major capital projects and the concerted effort to complete deferred maintenance items that have been ongoing over the past few years. This work was funded by cash flow from the collateral properties themselves as no amounts have been borrowed on the Master Loan or from other sources in order to fund such improvements.

Excluding the items related to the Master Loan, the Partnership's net income for the year ended December 31, 2001 was approximately $622,000 compared to approximately $1,370,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is due to an increase in total expenses offset by a slight increase in total revenues.

The increase in total expenses for the year ended December 31, 2001 was due to an increase in operating and property tax expenses. Operating expenses increased due to an increase in utility expense, primarily natural gas, at The Sterling and to increases in salary and other related benefits at both investment properties. Also, the Partnership experienced a significant increase in amortization expense due to the write-off of unamortized lease commissions relating to a tenant which moved out in December 2001 (See further discussion below). Property tax expense increased due to an increase in the assessed value of The Sterling.

The increase in total revenues for the year ended December 31, 2001 is due to an increase in rental and other income offset by a decrease in interest income and property tax refunds. The increase in rental income was due to an increase in average rental rates at both of the Partnership's properties and an increase in occupancy at The Sterling Apartment Homes, offset by a decrease in occupancy at The Sterling Commerce Center and a slight decrease in occupancy at The Loft Apartments. Other income increased due to an increase in lease cancellation fees and cable television income at both investment properties and to utility reimbursements and tenant deposit forfeitures at The Sterling Commerce Center and Apartment Homes. The decrease in property tax refunds is due to The Sterling receiving a refund of prior year tax bills which had been under appeal during the year ending December 31, 2000. Interest income decreased due to the release of the working capital reserve requirement (see Note G of the consolidated financial statements) which resulted in lower average cash balances in interest bearing accounts.

In December 2001, the Partnership's most significant commercial tenant at The Sterling Commerce Center vacated its space which represented 30.58% of the leaseable commercial space. The Partnership filed a lawsuit against such tenant seeking monetary damages for unpaid rent, including rent which had been abated in favor of the tenant completing significant improvements to its space. The Partnership accepted a settlement whereby the tenant will pay $180,000 in satisfaction of all unpaid rent amounts due and the Partnership will accept possession of the improvements completed by the tenant which have been valued at approximately $498,000. Beginning in 2002, these improvements will be depreciated over their remaining estimated useful lives. As a result of the tenant vacating the space, the Partnership expensed approximately $191,000 in unamortized lease commissions.

The Partnership is actively pursuing a replacement tenant; however, if its efforts are unsuccessful the Partnership may experience a significant decrease in commercial rental income during 2002.

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

The increase in total expenses for the year ended December 31, 2000 is primarily due to an increase in depreciation, operating and general and administrative expenses. The increase in operating expense is the result of an increase in utilities expense and salaries and benefits at The Sterling, slightly offset by a decrease in advertising expense. Advertising expense decreased at The Sterling due to an increase in occupancy thus eliminating the need for extensive advertising. Depreciation expense increased due to major capital improvements and replacements at The Sterling during 2000 and 1999 which are now being depreciated. General and administrative expenses increased for the year ended December 31, 2000 due to an increase in the costs of services provided by the General Partner.

The increase in total revenues for the year ended December 31, 2000 is attributable to an increase in rental, interest and other income and a property tax refund which more than offset the decrease in interest income recognized on the Master Loan. The decrease in interest income related to the Master Loan is a factor of the method used to recognize income. Income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the operating cash flow of the properties which secure the Master Loan. Operating cash flow for these properties was lower for the year ended December 31, 2000 as a result of capital expenditures at the properties. The increase in rental income for the years ended December 31, 2000 as compared to the same period in 1999, was due to increases in average rental rates at the Registrant's investment properties along with an increase in occupancy at the Sterling which was offset slightly by a decrease in occupancy at The Loft Apartments. In addition, there has been a decrease in concessions offered at The Sterling as a result of the complex completing its renovation during 2000. The increase in interest income is the result of higher average balances in interest bearing accounts. The property tax refund was due to The Sterling receiving a refund on prior year tax bills which were appealed.

Included in general and administrative expenses for the years ended December 31, 2001 and 2000 are costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $922,000 compared to approximately $2,036,000 at December 31, 2000. Cash and cash equivalents decreased approximately $1,114,000 due to approximately $16,062,000 of cash used in financing activities partially offset by approximately $7,484,000 and $7,464,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. Cash provided by investing activities consisted of principal payments received on the Master Loan and net receipts from escrow accounts maintained by the mortgage lenders slightly offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvements needs of all the properties for the upcoming year. The minimum amount to be budgeted for the Partnership is expected to be $300 per unit or approximately $216,000 for all the apartment complexes and $0.54 per square foot or approximately $60,000 for the Sterling Commerce Center. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,457,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2001, distributions from surplus cash of approximately $9,111,000 were paid to the limited partners ($45.77 per limited partnership unit), of which approximately $1,425,000 was from the receipt of net financings and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP. Distributions of approximately $6,646,000 (approximately $6,580,000 paid to the limited partners or $33.06 per limited partnership unit) were paid from operations. Distributions from surplus cash of approximately $47,880,000 were paid to the limited partners ($240.55 per limited partnership unit) during the year ended December 31, 2000 of which approximately $28,770,000 was from the receipt of net financing and refinancing proceeds from CCEP. Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999. The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. Future distributions may also be affected by the Partnership's decision regarding the Master Loan which matured in November 2000. The Partnership's options include foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. If the Partnership forecloses on the properties securing the new Master Loan, title in the properties owned by CCEP would be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2002 or subsequent periods.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,477 limited partnership units (the "Units") in the Partnership representing 63.54% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.54% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

During the years ended December 31, 2001, 2000 and 1999, the Partnership received approximately $7,801,000, $33,634,000 and $20,713,000, as principal payments on the Master Loan from CCEP. For 2001, approximately $357,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $238,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties. For 1999, approximately $163,000 was received on certain investments by CCEP. Approximately $20,550,000 was received representing the net proceeds from the sale of 444 DeHaro.

CCEP Property Operations

For the years ended December 31, 2001, 2000 and 1999, CCEP's net loss totaled approximately $36,890,000, $37,493,000, and $20,178,000, respectively, with total  revenues of  approximately  $22,941,000,  $22,747,000,  and  $19,262,000, respectively. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the year ended December 31, 2001, 2000 and 1999, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $42,043,000, $41,287,000, and $39,609,000, respectively, all but $3,280,000,
$2,000,000, and $2,744,000, respectively, represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

The Master Loan Agreement matured in November 2000. The holder of the note has two options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the note. If CCIP were to foreclose on its collateral, CCEP would no longer hold title to its properties and would be dissolved.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2001, a 100 basis point increase or decrease in market interest rates would impact Partnership income approximately $265,000.

The following table summarizes the Partnership's debt obligations at December 31, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximates the carrying value as of December 31, 2001.

                      Principal Amount by Expected Maturity

                                              Fixed Rate Debt
                            Long-term         Average Interest
                              Debt               Rate 6.80%
                                               (in thousands)
                              2002                 $ 346
                              2003                    371
                              2004                    393
                              2005                  4,320
                              2006                    362
                           Thereafter              20,665
                              Total               $26,457

Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operationsfor the Years ended December 31,2001, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years ended December 31,2001, 2000 and 1999

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2002

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)



                                                                  December 31,
                                                                2001          2000
Assets
   Cash and cash equivalents                                   $ 922        $ 2,036
   Receivables and deposits                                        488           886
   Restricted escrows                                              392           453
   Other assets                                                    604         1,616

   Investment in Master Loan (Note D)                           26,430        34,231
      Less allowance for impairment loss                            --        (3,176)
                                                                26,430        31,055
   Investment properties (Notes E and H):
      Land                                                       3,564         3,564
      Buildings and related personal property                   39,658        38,762
                                                                43,222        42,326
      Less accumulated depreciation                            (15,969)      (12,989)
                                                                27,253        29,337
                                                              $ 56,089      $ 65,383
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                            $ 126         $ 189
   Tenant security deposit liabilities                             566           675
   Other liabilities                                               603           741
   Mortgage notes payable (Note E)                              26,457        26,762
                                                                27,752        28,367
Partners' Capital
   General partner                                                 123           118
   Limited partners (199,045.2 units issued and
      outstanding)                                              28,214        36,898
                                                                28,337        37,016
                                                              $ 56,089      $ 65,383

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                      2001         2000          1999
Revenues:
   Rental income                                   $ 11,305    $ 10,826      $  9,877
   Interest income on investment in Master
    Loan to affiliate (Note D)                        3,280       2,000         2,744
   Reduction of provision for impairment
      loss (Note D)                                   3,176      14,241            --
   Interest income                                       78         397           318
   Other income                                         821         760           606
   Property tax refund                                   --         210            --
      Total revenues                                 18,660      28,434        13,545

Expenses:
   Operating                                          5,168       4,570         4,150
   General and administrative                           720         711           531
   Depreciation                                       2,980       3,036         2,655
   Interest                                           1,889       1,909         1,926
   Property taxes                                       825         597           511

      Total expenses                                 11,582      10,823         9,773

Net income (Note C)                                $  7,078    $ 17,611      $  3,772

Net income allocated to general partner (1%)       $     71    $    176      $     38

Net income allocated to limited partners (99%)        7,007      17,435         3,734

                                                   $  7,078    $ 17,611      $  3,772

Net income per limited partnership unit            $  35.20    $  87.59      $  18.76

Distributions per limited partnership unit         $  78.83    $ 240.55      $ 113.65


            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' (deficit) capital at
   December 31, 1998                   199,045.2     $   (96)   $ 86,230    $ 86,134

Distributions to partners                     --          --     (22,621)    (22,621)

Net income for the year
   ended December 31, 1999                    --          38       3,734       3,772

Partners' (deficit) capital
   at December 31, 1999                199,045.2         (58)     67,343      67,285

Distributions to partners                     --          --     (47,880)    (47,880)

Net income for the year ended
   December 31, 2000                          --         176      17,435      17,611

Partners' capital at
   December 31, 2000                   199,045.2         118      36,898      37,016

Distributions to partners                     --         (66)    (15,691)    (15,757)

Net income for the year ended
   December 31, 2001                          --          71       7,007       7,078

Partners' capital at
   December 31, 2001                   199,045.2     $   123    $ 28,214    $ 28,337


            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                            Years Ended December 31,
                                                          2001        2000        1999
Cash flows from operating activities:
Net income                                              $  7,078    $ 17,611   $  3,772
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Depreciation and amortization                          3,296       3,169      2,778
    Reduction of provision for impairment loss            (3,176)    (14,241)        --
    Change in accounts:
         Receivables and deposits                            518         192        (93)
         Other assets                                         78         (22)      (513)
         Accounts payable                                    (63)         81       (323)
         Tenant security deposit liabilities                (109)        101         70
         Accrued property taxes                               --          --        (62)
         Other liabilities                                  (138)        114        (64)
Net cash provided by operating activities                  7,484       7,005      5,565

Cash flows from investing activities:
    Property improvements and replacements                  (398)     (1,647)    (2,183)
    Lease commissions paid                                    --         (74)        --
    Net receipts from restricted escrows                      61         147      1,312
    Principal receipts on Master Loan                      7,801      33,634     20,713
Net cash provided by investing activities                  7,464      32,060     19,842

Cash flows from financing activities:
    Loan costs                                                --         (12)        (8)
    Distributions to partners                            (15,757)    (47,880)   (22,621)
    Payments on mortgage notes payable                      (305)       (312)      (286)
Net cash used in financing activities                    (16,062)    (48,204)   (22,915)

Net (decrease) increase in cash and cash
    equivalents                                           (1,114)     (9,139)     2,492
Cash and cash equivalents at beginning of year             2,036      11,175      8,683

Cash and cash equivalents at end of year                $    922    $  2,036   $ 11,175

Supplemental disclosure of cash flow information:
     Cash paid for interest                             $  1,702    $  1,992   $  1,869
Supplemental disclosure of non-cash transactions:
     Property improvements and replacements
      capitalized as part of a settlement with a
      tenant that vacated its space                     $    498    $     --   $     --


            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 2001, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP and an affiliate of the Partnership. The General Partners of EP became Limited Partners in CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO, a publicly held real estate investment trust.

The Partnership owns and operates one apartment property and one multiple-use complex in North Carolina and Pennsylvania, respectively. Also, the Partnership is the holder of the Master Loan which is collateralized by apartment properties located throughout the United States.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of CCIP Sterling, L.P., a Pennsylvania Limited Partnership, Kennedy Boulevard Associates II, L.P., Kennedy Boulevard Associates III, L.P., Kennedy Boulevard Associates IV, L.P., and Kennedy Boulevard GP I ("KBGP-I"), a Pennsylvania Partnership. Each of the entities above except KBGP-I are Pennsylvania limited partnerships, and the general partners of each of these affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member. Therefore, the Partnership controls these affiliated limited and general partnerships, and consolidation is required. CCIP Sterling, L.P. holds title to The Sterling Apartment Home and Commerce Center ("the Sterling"). All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, and Losses: The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,045.2 Units outstanding in 2001, 2000 and 1999.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $840,000 and $1,861,000 at December 31, 2001 and 2000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At the time of the 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. Additionally, monthly deposits are required pursuant to the mortgage agreement. At both December 31, 2001 and 2000, the balance in this reserve was approximately $121,000.

In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. Additionally, monthly deposits are required pursuant to the mortgage agreement. As of December 31, 2001 and 2000, the balance was approximately $271,000 and $332,000, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: As of December 31, 2001 and 2000, loan costs of approximately $569,000 and $584,000, respectively, less accumulated amortization of approximately $219,000 and $160,000 respectively, are included in other assets. These costs are amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of one apartment complex and one multiple-use building consisting of apartment units and commercial space and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001, 2000 or 1999. See "Recent Accounting Pronouncements" below.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment in Master Loan: In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", the allowance for credit losses related to loans that are identified for evaluation in accordance with the SFAS is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At December 31, 2001 and 2000, lease commissions totaled approximately $231,000 and $543,000, respectively, with accumulated amortization of approximately $151,000 and $207,000, respectively. During the year ended December 31, 2001, lease commissions of approximately $313,000 and accumulated amortization of approximately $122,000 was written off as a result of the tenant to which these lease commissions related vacating its space.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $67,000, $71,000 and $90,000 for the years ended December 31, 2001, 2000 and 1999, respectively, were charged to operating expense.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1999 information to conform to the 2000 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                                    2001          2000        1999

Net income as reported                            $ 7,078       $17,611      $ 3,772
Add (deduct):
   Deferred revenue and other liabilities            (157)          195         (915)
   Depreciation differences                           398           499          471
   Accrued expenses                                     7            21           28
   Interest income                                 (3,280)       (2,000)      (2,744)
   Differences in valuation allowances             (3,176)      (14,241)          --
   Other                                               90            14           --

Federal taxable income                            $   960       $ 2,099      $   612
Federal taxable income per
     limited partnership unit                     $  4.78       $ 10.44      $  3.04

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                December 31,
                                           2001              2000

Net assets as reported                  $28,337             $37,016
Land and buildings                          433                 931
Accumulated depreciation                  3,303               2,905
Allowance for impairment loss                --               3,176
Interest receivable                          44               3,324
Syndication fees                         22,500              22,500
Other                                       233                (205)
Net assets - Federal tax basis          $54,850             $69,647

Note D - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At December 31, 2001, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 2001, 2000 and 1999, the Partnership recorded approximately $3,280,000, $2,000,000, and $2,744,000 respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate reduction of $3,176,000 and $14,241,000 in the provision for impairment loss recognized during the years ended December 31, 2001 and 2000, respectively, is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace in January 2001 and the refinancing and financing proceeds of the collateral properties in the third and fourth quarter of 2000. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $38,763,000, $39,287,000 and $36,865,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At December 31, 2001 and 2000, such cumulative unrecognized interest totaling approximately $345,024,000 and $306,262,000 was not included in the balance of the investment in Master Loan. All of the collateral properties are encumbered by first mortgages totaling approximately $54,834,000 as of December 31, 2001, which are senior to the Master Loan. This has been taken into consideration in determining the fair value of the Master Loan.

During the years ended December 31, 2001, 2000 and 1999, the Partnership made no advances to CCEP on Master Loan.

During the years ended December 31, 2001, 2000 and 1999, the Partnership received approximately $7,801,000, $33,634,000 and $20,713,000, as principal payments on the Master Loan from CCEP. For 2001, approximately $357,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $238,000 was received on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties. For 1999, approximately $163,000 was received on certain investments by CCEP. Approximately $20,550,000 was received representing the net proceeds from the sale of 444 DeHaro.

Terms of the Master Loan Agreement

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner will begin the process of foreclosure or executing deeds in lieu of foreclosure during the first quarter of 2002 on all the properties in CCEP. As the deeds are executed, title in the properties owned by CCEP would be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

The investment in the Master Loan consists of the following:

                                                        As of December 31,
                                                         2001          2000
                                                          (in thousands)

         Master Loan funds advanced
             at beginning of year                   $ 34,231       $ 67,865
         Principal receipts on Master Loan            (7,801)       (33,634)

         Master Loan funds advanced
             at end of year                         $ 26,430       $ 34,231

The allowance for impairment loss on Master Loan consists of the following:

                                                     As of December 31,
                                                       2001        2000
                                                       (in thousands)

Allowance for impairment loss on Master
  Loan, beginning of year                          $  3,176     $ 17,417
Reduction of impairment loss                         (3,176)     (14,241)

Allowance for impairment loss on Master
  Loan, end of year                                $     --     $  3,176

Note E - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                        Principal          Monthly                       Principal
                        Balance At         Payment                         Balance
                       December 31,      (including   Interest Maturity    Due At
      Property          2001     2000     interest)     Rate     Date     Maturity
                       (in thousands)  (in thousands)                   (in thousands)

The Loft Apartments
  1st mortgage        $ 4,210  $ 4,276      $ 30        6.95%  12/01/05   $ 3,903

The Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage          22,247  22,486       149        6.77%  10/01/08    19,975

                      $ 26,457 $ 26,762     $179                         $ 23,878

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2002            $   346
                               2003                371
                               2004                393
                               2005              4,320
                               2006                362
                            Thereafter          20,665
                                               $26,457

Note F - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 2001, 2000, and 1999:

                                                   2001        2000        1999
                                                         (in thousands)
Property management fees (included in
  operating expense)                               $640        $580        $525

Reimbursement for services of affiliates
  (included in general and administrative
   expenses, and investment properties)             332         510         259

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $640,000, $580,000 and $525,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $332,000, $510,000 and $259,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $29,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively. The fees for the year ended December 31, 2001 amounted to less than $1,000. The construction management service fees are calculated based on a percentage of current additions to investment properties and are being depreciated over 15 years.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,477 limited partnership units (the "Units") in the Partnership representing 63.54% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.54% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Note H - Real Estate and Accumulated Depreciation

Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Loft Apartments             $ 4,210         $ 1,053       $ 4,147        $  2,226
The Sterling Apt Homes
 and Commerce Center             22,247           2,567        12,341          20,888
                                $26,457         $ 3,620       $16,488        $ 23,114


                  Gross Amount At Which Carried
                       At December 31, 2001
                          (in thousands)

                           Buildings
                          And Related
                            Personal                Accumulated       Date      Depreciable
  Description      Land     Property     Total     Depreciation     Acquired    Life-Years
                                                  (in thousands)
The Loft         $  997     $ 6,429    $  7,426       $ 3,878       11/19/90       5-20

The Sterling      2,567      33,229      35,796        12,091       12/01/95       5-25
  Totals         $3,564     $39,658     $43,222       $15,969


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                     Years Ended December 31,
                                                 2001          2000          1999
                                                          (in thousands)

Real Estate

Balance, real estate at beginning of year       $42,326       $40,679       $38,496
    Property improvements and
      replacements                                  896         1,647         2,183
Balance, real estate at end of year             $43,222       $42,326       $40,679

Accumulated Depreciation

Balance at beginning of year                    $12,989       $ 9,953       $ 7,298
    Additions charged to expense                  2,980         3,036         2,655
Balance at end of year                          $15,969       $12,989       $ 9,953

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $43,655,000 and $43,257,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000 is approximately $12,666,000, and $10,084,000, respectively.

Note I - Commercial Leases

In December 2001, the Partnership's most significant commercial tenant at The Sterling Commerce Center vacated its space which represented 30.58% of the leaseable commercial space. The Partnership filed a lawsuit against such tenant seeking monetary damages for unpaid rent, including rent which had been abated in favor of the tenant completing significant improvements to its space. The Partnership accepted a settlement whereby the tenant will pay $180,000 in satisfaction of all unpaid rent amounts due and the Partnership will accept possession of the improvements completed by the tenant which have been valued at approximately $498,000. Beginning in 2002, these improvements will be depreciated over their remaining estimated useful lives. As a result of the tenant vacating the space, the Partnership expensed approximately $191,000 in unamortized lease commissions.

Rental income on the commercial property leases is recognized on the straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

                            Year Ending
                           December 31,
                               2002        $    821
                               2003             609
                               2004             413
                               2005             286
                               2006             246
                            Thereafter          138
                                           $  2,513

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of one apartment complex in North Carolina and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from two months to fifteen years.

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

Segment information for the years ending December 31, 2001, 2000 and 1999 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


2001                                     Residential  Commercial    Other      Totals

Rental income                              $ 9,782      $ 1,523      $ --     $11,305
Interest income                                 58            8         12         78
Other income                                   539          282         --        821
Interest expense                             1,659          230         --      1,889
Depreciation                                 2,890           90         --      2,980
General and administrative expenses             --           --        720        720
Interest income on investment
  in Master Loan                                --           --      3,280      3,280
Reduction of provision for impairment
  loss                                          --           --      3,176      3,176
Segment profit                               1,285           49      5,744      7,078
Total assets                                27,896        1,213     26,980     56,089
Capital expenditures for investment
 properties                                    372          524         --        896



2000                                    Residential  Commercial     Other     Totals

Rental income                             $ 9,298      $ 1,528      $ --      $10,826
Interest income                                98           24         275        397
Other income                                  520          239           1        760
Interest expense                            1,673          236          --      1,909
Depreciation                                2,952           84          --      3,036
General and administrative expenses            --           --         711        711
Interest Income on Investment in
  Master Loan                                  --           --       2,000      2,000
Reduction of provision for
  impairment loss                              --           --      14,241     14,241
Segment profit                              1,424          381      15,806     17,611
Total assets                               32,276        1,853      31,254     65,383
Capital expenditures for investment
 properties                                 1,596           51          --      1,647



1999                                     Residential  Commercial    Other      Totals

Rental income                              $ 8,452      $ 1,425      $ --     $ 9,877
Interest income                                 33            5        280        318
Other income                                   447          159         --        606
Interest expense                             1,691          235         --      1,926
Depreciation                                 2,578           77         --      2,655
General and administrative expenses             --           --        531        531
Interest Income on Investment
  in Master Loan                                --           --      2,744      2,744
Segment profit                                 772         507       2,493      3,772
Total assets                                33,654       2,067      59,947     95,668
Capital expenditures for investment
 properties                                  2,132          51          --      2,183

Note K - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Note L - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                   1st        2nd       3rd       4th
2001                             Quarter    Quarter   Quarter   Quarter    Total
Revenues:
  Rental, interest and
    other income               $  3,075    $  3,030   $ 3,044   $ 3,055  $ 12,204
  Interest income on
    investment in Master Loan     1,900         804       576        --     3,280
  Reduction of provision for
    impairment loss               3,176          --        --        --     3,176
    Total revenues                8,151       3,834     3,620     3,055    18,660
Total expenses                    2,945       3,126     2,725     2,786    11,582
Net income                     $  5,206    $    708  $    895  $    269  $  7,078
Net income allocated
  to General Partner (1%)      $     52    $      7  $      9  $      3  $     71
Net income allocated
  to Limited Partners (99%)       5,154         701       886       266     7,007
                               $  5,206    $    708  $    895  $    269  $  7,078
Net income per limited
  partnership unit             $  25.89    $   3.52  $   4.45  $   1.34  $  35.20
Distributions per limited
  partnership unit             $  39.02    $  16.53  $  18.65  $   4.63  $  78.83



                                   1st        2nd       3rd       4th
2000                             Quarter    Quarter   Quarter   Quarter    Total
Revenues:
  Rental, interest and
    other income               $  2,846    $  2,963   $ 3,066   $ 3,108  $ 11,983
  Interest income on
    investment in Master Loan        --       1,000     1,000        --     2,000
  Reduction of provision for
    impairment loss                  --          --    14,241        --    14,241
  Property tax refund                --          --       210        --       210
    Total revenues                2,846       3,963    18,517     3,108    28,434
Total expenses                    2,621       2,736     2,816     2,650    10,823
Net income                     $    225    $  1,227  $ 15,701  $    458  $ 17,611
Net income allocated
  to General Partner (1%)      $      2    $     12  $    157  $      5  $    176
Net income allocated
  to Limited Partners (99%)         223       1,215    15,544       453    17,435
                               $    225    $  1,227  $ 15,701  $    458  $ 17,611
Net income per limited
  partnership unit             $   1.12    $   6.10  $  78.09  $   2.28  $  87.59
Distributions per limited
  partnership unit             $  27.54    $   5.97  $  31.17  $ 175.87  $ 240.55

Note M - Distributions

During the year ended December 31, 2001, distributions from surplus cash of approximately $9,111,000 were paid to the limited partners ($45.77 per limited partnership unit) of which approximately $1,425,000 was from the receipt of net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP. Distributions of approximately $6,646,000 (approximately $6,580,000 paid to the limited partners or $33.06 per limited partnership unit) were paid from operations. Distributions from surplus cash of approximately $47,880,000 were paid to the limited partners ($240.55 per limited partnership unit) during the year ended December 31, 2000 of which approximately $28,770,000 was from the receipt of net financing and refinancing proceeds from CCEP. Distributions from surplus cash of approximately $22,621,000 were paid to limited partners ($113.65 per limited partnership unit) during the year ended December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10. Directors, Executive Officers of the General Partner of the Partnership

The names and ages of, as well as the positions and offices held by, the present executive officers and directors of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 2001, their ages and the nature of all positions with CEI presently held by them are as follows:

        Name                 Age    Position

        Patrick J. Foye       44    Executive Vice President and Director

        Martha L. Long        42    Senior Vice President and Controller

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

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the audit committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$43,000  and  non-audit  services  (principally  tax-related)  of  approximately
$25,000.

Item 11. Executive Compensation

No remuneration was paid to the General Partner nor its director or officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

      Name and Address                   Number of Units     Percentage
      Insignia Properties, L.P.
      (an affiliate of AIMCO)                50,572.4          25.41%
      Reedy River Properties, L.L.C.
      (an affiliate of AIMCO)                28,832.5          14.48%
      Cooper River Properties, L.L.C.
      (an affiliate of AIMCO)                11,365.6           5.71%
      AIMCO Properties, L.P.
      (an affiliate of AIMCO)                35,706.5          17.94%

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

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2001, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Item 13. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 2001, 2000 and 1999:

                                                   2001        2000        1999
                                                         (in thousands)

Property management fees                           $640        $580        $525

Reimbursement for services of affiliates            332         510         259

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $640,000, $580,000 and $525,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $332,000, $510,000 and $259,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $29,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively. The fees for the year ended December 31, 2001 amounted to less than $1,000. The construction management service fees are calculated based on a percentage of current additions to investment properties and are being depreciated over 15 years.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,477 limited partnership units (the "Units") in the Partnership representing 63.54% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.54% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements Consolidated Capital Equity Partners,L.P.

                  Consolidated Balance Sheets as of December 31, 2001 and 2000

                  Consolidated Statements of Operations   for  the  Years  Ended
                  December 31, 2001, 2000 and 1999

                  Consolidated Statements of Changes in Partners' Deficit for the Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

            2.    Schedules

                  All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

            3.    Exhibits

                  (a)10.23 Third Amendment to the Limited Partnership Agreement.

                     10.24 Fourth Amendment to the Limited Partnership
                           Agreement.

(b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

10.10Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the 1991 Annual Report).

10.11Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.12Assignment and Assumption  Agreement  (Financial  Services Agreement) dated
     October 23, 1990 by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.13Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the 1991 Annual Report).

10.14Property Management Agreement No. 503 dated February 16, 1993, by and between the Partnership, New Carlton House Partners, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

10.15Property Management Agreement No. 508 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.16Assignment  and  Assumption  Agreement  as to Certain  Property  Management
     Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.17Multifamily  Note dated  November  30, 1995  between  Consolidated  Capital
     Institutional Properties, a California limited partnership, and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holding, Inc.

10.18Contract of Sale for Northlake Quadrangle,  Tucker,  Georgia,  Consolidated
     Capital Equity Partners, L.P, and SPIVLL Management and Investment Company dated December 17, 1997, filed in Form 10-Q for the quarter ended September 30, 1998.

10.19First  Amendment  to Contract  of Sale for  Northlake  Quadrangle,  Tucker,
     Georgia, between Consolidated Capital Equity Partners, L.P., and SPIVLL Management and Investment Company dated April 16, 1998, filed in Form 10-Q for the quarter ended September 30, 1998.

10.20Mortgage and Security  Agreement  between Kennedy  Boulevard  Associates I,
     L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

10.21Repair Escrow Agreement between Kennedy  Boulevard  Associates I, L.P., and
     Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

10.22Replacement  Reserve  and  Security  Agreement  between  Kennedy  Boulevard
     Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998.

10.23 Third Amendment to the Limited Partnership Agreement as filed herein.

10.24 Fourth Amendment to the Limited Partnership Agreement as filed herein.

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of Item 8 - Financial Statements of this Form 10-K)

28.1 Fee  Owner's  Limited   Partnership   Agreement  dated  November  14,  1990
     (Incorporated by reference to the 1990 Annual Report).

99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 2001 and 2000.

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

                                    Date: April 1, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date: April 1, 2002
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date: April 1, 2002
Martha L. Long
Senior Vice President and Controller

                                       EXHIBIT 99.1

                        CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                        Consolidated FINANCIAL STATEMENTS

                      FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                December 31, 2001


LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Partners' Deficit for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated  Statements of Cash Flows for the Years Ended  December 31,
       2001, 2000 and 1999

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Equity Partners, L.P.


We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners, L.P. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners, L.P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2002

                            EXHIBIT 99.1 (Continued)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                           consolidated BALANCE SHEETS
                                   (in thousands)



                                                                  December 31,
                                                                2001          2000
Assets
   Cash and cash equivalents                                  $ 1,321       $ 5,894
   Receivables and deposits                                        280           928
   Restricted escrows                                              615           767
   Other assets                                                  1,514         1,634
   Investment properties (Notes F and H):
      Land                                                       6,904         7,796
      Buildings and related personal property                   80,399        83,558
                                                                87,303        91,354
      Less accumulated depreciation                            (68,315)      (70,793)
                                                                18,988        20,561
                                                              $ 22,718      $ 29,784

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $ 527         $ 410
   Tenant security deposit liabilities                             440           485
   Accrued property taxes                                          256           218
   Other liabilities                                               564           586
   Mortgage notes payable (Note F)                              54,834        56,060
   Master loan and interest payable                            371,455       340,493
                                                               428,076       398,252
Partners' Deficit
   General partner                                              (4,054)       (3,685)
   Limited partners                                           (401,304)     (364,783)
                                                              (405,358)     (368,468)
                                                              $ 22,718      $ 29,784

            See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                      consolidated STATEMENTS OF OPERATIONS
                                   (in thousands)


                                                           Years Ended December 31,
                                                        2001        2000        1999

Revenues:
   Rental income                                      $ 16,501    $ 17,825     $ 17,832
   Other income                                          2,063       1,801        1,430
   Gain on sale of investment property (Note J)          4,377       3,121           --
      Total revenues                                    22,941      22,747       19,262
Expenses:
   Operating                                             7,997       8,441        8,275
   General and administrative                              883         746          654
   Depreciation                                          3,132       4,821        4,812
   Interest                                             46,552      43,653       41,263
   Property taxes                                        1,267       1,169        1,244
      Total expenses                                    59,831      58,830       56,248

Loss from continuing operations                        (36,890)    (36,083)     (36,986)
Income from discontinued operations (Note D)                --          --          178
Gain on sale of discontinued operations (Note D)            --          --       16,630
Loss before extraordinary item                         (36,890)    (36,083)     (20,178)
Extraordinary loss on early extinguishment
   of debt (Note I)                                         --      (1,410)          --

Net loss                                              $(36,890)   $(37,493)    $(20,178)

Net loss allocated to general partner (1%)            $   (369)   $   (375)    $   (202)
Net loss allocated to limited partners (99%)           (36,521)    (37,118)     (19,976)
                                                      $(36,890)   $(37,493)    $(20,178)


            See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

              consolidated STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (in thousands)




                                                    General        Limited
                                                    Partners       Partners       Total

Partners' deficit at December 31, 1998             $ (3,108)      $(307,679)   $(310,787)

Distributions                                            --             (10)         (10)

Net loss for the year ended December 31, 1999          (202)        (19,976)      (20,178)

Partners' deficit at December 31, 1999               (3,310)        (327,665)   (330,975)

Net loss for the year ended December 31, 2000          (375)         (37,118)    (37,493)

Partners' deficit at December 31, 2000               (3,685)        (364,783)   (368,468)

Net loss for the year ended December 31, 2001          (369)         (36,521)    (36,890)

Partners' deficit at December 31, 2001             $ (4,054)       $(401,304)   $(405,358)


            See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      consolidated STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                  Years Ended December 31,
                                                                2001        2000        1999
Cash flows from operating activities:
  Net loss                                                   $(36,890)   $(37,493)   $(20,178)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                              3,306       4,920       5,381
     Gain on sale of discontinued operations                       --          --     (16,630)
     Extraordinary loss on early extinguishment of debt            --       1,410          --
     Gain on sale of investment property                       (4,377)     (3,121)         --
     Change in accounts:
      Receivables and deposits                                    648         431         (77)
      Other assets                                                 45          27        (199)
      Accounts payable                                           (132)        (83)        140
      Tenant security deposit liabilities                         (45)         19        (107)
      Accrued property taxes                                       38        (217)        190
      Other liabilities                                           (22)        121         (35)
      Accrued interest on Master Loan                          38,763      39,287      36,865

       Net cash provided by operating activities                1,334       5,301       5,350

Cash flows from investing activities:
  Property improvements and replacements                       (2,952)     (4,210)     (3,902)
  Lease commissions paid                                           --          --        (144)
  Proceeds from sale of investment property                     6,019       4,526      20,550
  Net withdrawals from (deposits to) restricted escrows           152         (49)         41

       Net cash provided by investing activities                3,219         267      16,545

Cash flows from financing activities:
  Principal payments on Master Loan                            (7,801)    (33,634)    (20,713)
  Principal payments on mortgage notes payable                 (1,226)       (385)       (299)
  Proceeds from financing/refinancing                              --      56,200          --
  Repayment of mortgage notes payable                              --     (22,311)         --
  Debt extinguishment costs                                        --      (1,007)         --
  Loan costs paid                                                 (99)     (1,402)         --
  Distributions to partners                                        --          --         (10)

       Net cash used in financing activities                   (9,126)     (2,539)    (21,022)

Net (decrease) increase in cash and cash equivalents           (4,573)      3,029         873

Cash and cash equivalents at beginning of year                  5,894       2,865       1,992
Cash and cash equivalents at end of year                     $  1,321    $  5,894    $  2,865
Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $  7,617    $  4,032    $  4,348
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
  accounts payable                                           $    249    $     --    $     --

            See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                     NOTES TO consolidated FINANCIAL STATEMENTS
                                December 31, 2001

Note A - Going Concern

The Partnership's consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in November 2000. The Partnership realized a net loss of approximately $36,890,000 for the year ended December 31, 2001. The net loss included the recognition of a gain on the sale of Magnolia Trace of approximately $4,377,000. The General Partner expects the Partnership to continue to incur losses from operations.

The Partnership's indebtedness to CCIP under the Master Loan of approximately $371,455,000, including accrued interest, matured in November 2000. The General Partner has been in negotiations with CCIP with respect to its options which include CCIP foreclosing on the properties that collateralize the Master Loan or extending the term of the note. CCIP has decided to foreclose on the properties securing the Master Loan. CCIP will begin the process of foreclosure or executing deeds in lieu of foreclosure during the first quarter of 2002 on all the properties in the Partnership. As deeds are executed, title in the properties currently owned by the Partnership will be transferred to CCIP, subject to existing liens on such properties including the first mortgage loans. When the Partnership no longer has title to its properties, it will be dissolved.

The General Partner expects revenues from the nine investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay the Master Loan balance, including accrued interest.

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

Note B - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Equity Partners ("EP"), a California general partnership, was formed on June 24, 1981, to engage in the business of acquiring, operating and holding equity investments in income-producing real estate properties. The operations of EP were financed substantially through nonrecourse notes (the "Master Loan") from Consolidated Capital Institutional Properties ("CCIP"), a California limited partnership. These notes are secured by the real estate properties owned by EP. The General Partner of CCIP is ConCap Equities, Inc. ("CEI"), a Delaware corporation. In November 1990, EP's general partners executed a new partnership agreement (the "New Partnership Agreement") in conjunction with the bankruptcy settlement discussed below whereby EP converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners, L.P. ("CCEP" or the "Partnership"). Pursuant to the New Partnership Agreement, ConCap Holding, Inc. ("CHI"), a Texas corporation, a wholly-owned subsidiary of CEI, became the General Partner of CCEP, and the former General Partners of EP became Limited Partners of CCEP. CHI has full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO, a publicly held real estate investment trust (See "Note C" - Transfer of Control). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011, unless terminated prior to such date.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,180,000 and $4,381,000 at December 31, 2001 and 2000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Replacement Reserve Account: At the time of the refinancing and financing of all the investment properties, approximately $767,000 of the proceeds was designated for a replacement reserve fund for certain capital replacements at The Knolls, Palm Lake and Tates Creek Village. At December 31, 2001 and 2000, the balance in the replacement reserve fund was approximately $615,000 and $767,000, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs totaled approximately $1,501,000 and $1,402,000 at December 31, 2001 and 2000, respectively. Related accumulated amortization totaled approximately $214,000 and $40,000, respectively. These balances are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $333,000, $385,000 and $408,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in operating expense.

Investment Properties: Investment properties consist of nine apartment complexes at December 31, 2001 and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded during any of the years ended December 31, 2001, 2000 or 1999. See "Recent Accounting Pronouncements" below.

Leases: The Partnership leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with SFAS No. 13 "Accounting for Leases". Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases. The Partnership's only remaining commercial property was sold in September 1999 (see Note D).

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

The tax basis of CCEP's assets and liabilities is approximately $354,253,000 and $311,877,000 greater than the assets and liabilities as reported in the financial statements at December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

444 DeHaro was the only remaining property in the commercial segment of the Partnership. Due to the sale of this property, the results of operations of the property have been classified as "Income from Discontinued Operations" for the year ended December 31, 1999 and the gain on sale of the property is reported as "Gain from sale of discontinued operations". Revenues from discontinued operations were approximately $1,472,000 for the year ended December 31, 1999. No revenues from 444 DeHaro were recorded for the years ended December 31, 2001 and 2000.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 2001 and 2000, are approximately $371,455,000 and $340,493,000, respectively.

Under the terms of the Master Loan, interest accrues at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, compounded annually, and was payable at the loan's maturity. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement. The Master Loan Agreement matured in November 2000. The General Partner has been in negotiations with CCIP with respect to its options which included CCIP foreclosing on the properties in CCEP which collateralize the Master Loan or extending the terms of the note. CCIP has decided to foreclose on the properties that collateralize the Master Loan. CCIP will begin the process of foreclosure or executing deeds in lieu of foreclosure during the first quarter of 2002 on all the properties in the Partnership. As deeds are executed, title in the properties currently owned by the Partnership will be transferred to CCIP, subject to the existing items on the properties including the first mortgage loans. When the Partnership no longer has title to its properties, it will be dissolved.

During the years ended December 31, 2001, 2000 and 1999, CCEP paid approximately $7,801,000, $33,634,000 and $20,713,000, respectively, as principal payments on the Master Loan. There were no advances on the Master Loan during the years ended December 31, 2001, 2000 or 1999. See Notes D, I and J for details concerning the sales of 444 DeHaro and Magnolia Trace and the refinancings and the sale of Shirewood Townhomes, respectively.

Note F - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                       Principal    Principal    Monthly                         Principal
                      Balance At    Balance at   Payment    Stated                Balance
                     December 31,  December 31, Including  Interest  Maturity      Due At
      Property           2001          2000      Interest    Rate      Date       Maturity
                           (in thousands)                                      (in thousands)

Indian Creek Village
  1st Mortgage          $ 8,545      $ 8,735       $ 72      7.83%   01/01/10     $ 6,351
The Knolls
  1st Mortgage            9,667         9,883        81      7.78%   03/01/10       7,105
Palm Lake
  1st Mortgage            2,924         2,990        25      7.86%   02/01/10       2,158
Plantation Gardens
  1st Mortgage            9,473         9,683        80      7.83%   03/01/10       6,972
Regency Oaks
   1st Mortgage           7,456         7,623        63      7.80%   02/01/10       5,494
Silverado
   1st Mortgage           3,443         3,519        29      7.87%   11/01/10       2,434
Society Park
   1st Mortgage           5,194         5,311        44      7.80%   02/01/10       3,828
The Dunes
  1st Mortgage            4,015         4,106        34      7.81%   02/01/10       2,960
Tates Creek Village
  1st Mortgage            4,117         4,210        35      7.78%   04/01/10       3,017
      Total            $ 54,834      $ 56,060     $ 463                           $40,319



The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage notes are senior to the Master Loan. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

During 2000, the Partnership refinanced each of the existing mortgages and financed each of the unencumbered investment properties except for Magnolia Trace which was sold January 19, 2001. See notes I and J for further details concerning these refinancings and financings and the sale of Magnolia Trace, respectively.

Principal payments on mortgage notes payable are due as follows (in thousands):

              Years Ending December 31,
                         2002              $ 1,325
                         2003                1,432
                         2004                1,548
                         2005                1,673
                         2006                1,809
                      Thereafter            47,047
                                           $54,834

Note G - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The New Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates for services. The following payments were made or accrued to the General Partner and its affiliates during the years ended December 31, 2001, 2000 and 1999:

                                                   2001        2000        1999
                                                         (in thousands)
Property management fees (included in
  operating expense)                              $ 964        $ 985      $ 968

Investment advisory fees (included in
  general and administrative expense)               214          179        179

Reimbursement for services of affiliates
  (included in general and administrative
   expenses and investment properties)            1,486          548        373

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $964,000, $985,000 and $968,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

The Partnership is also required to pay an investment advisory fee to an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $214,000, $179,000 and $179,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,486,000, $548,000 and $373,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $990,000, $112,000 and $33,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In connection with the sale of Magnolia Trace in 2001, Shirewood Townhomes in 2000 and 444 DeHaro in 1999 the General Partner was paid a fee of $206,000, $133,000 and $698,000, respectively, in compensation for its role in the sales.

In connection with the refinancing of each of its mortgages and the financing of its unencumbered investment properties during 2000, the Partnership paid to the General Partner fees totaling $560,000 for its role in the transactions. These fees were capitalized as loan costs and are included in other assets in the accompanying consolidated balance sheets.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP. Such interest payments totaled approximately $3,280,000, $2,000,000 and $2,744,000 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no advances during 2001, 2000 or 1999. Principal payments totaling $7,801,000, $33,634,000 and $20,713,000 were made during the years ended December 31, 2001, 2000 and 1999, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $132,000 for insurance coverage and fees associated with policy claims administration.

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following (dollar amounts in thousands):


                                    Building
    December 31, 2001                & Related
                                     Personal                Accumulated   Depreciable
       Description          Land     Property      Total    Depreciation   Life-Years

Indian Creek Village      $ 1,041    $ 9,454     $10,495       $ 8,202        5-18
The Knolls                    647      8,700       9,347         6,832        5-18
Palm Lake                     272      5,394       5,666         4,512        5-18
Plantation Gardens          1,958     14,949      16,907        13,315        5-18
Regency Oaks                  521     12,254      12,775        10,333        5-18
Silverado                     628      5,590       6,218         4,700        5-18
Society Park                  966      9,691      10,657         8,561        5-18
The Dunes                     489      6,090       6,579         4,992        5-18
Tates Creek Village           382      8,277       8,659         6,868        5-18
Total                     $ 6,904    $80,399     $87,303       $68,315


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

Note I - Refinancings/Financings and Extraordinary Loss

On September 29, 2000, the Partnership refinanced the mortgage encumbering The Dunes Apartments. The refinancing replaced indebtedness of approximately $1,945,000 with a new mortgage in the amount of $4,120,000. The new mortgage carries a stated interest rate of 7.81%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $2,960,000 is due. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2000. Approximately $10,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $134,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Palm Lake Apartments. The refinancing replaced indebtedness of approximately $1,653,000 with a new mortgage in the amount of $3,000,000. The new mortgage carries a stated interest rate of 7.86%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $2,158,000 is due. Total capitalized loan costs were approximately $93,000 during the year ended December 31, 2000. Approximately $7,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Tates Creek Village Apartments. The refinancing replaced indebtedness of approximately $2,455,000 with a new mortgage in the amount of $4,225,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on April 1, 2010 at which time a balloon payment of approximately $3,017,000 is due. Total capitalized loan costs were approximately $101,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $155,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership financed a mortgage encumbering Society Park Apartments. The mortgage debt totaled $5,330,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $3,828,000 is due. Total capitalized loan costs were approximately $154,000 during the year ended December 31, 2000. Approximately $8,000 of additional loan costs were capitalized during the year ended December 31, 2001.

On September 29, 2000, the Partnership financed a mortgage encumbering Regency Oaks Apartments. The mortgage debt totaled $7,650,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $5,494,000 is due. Total capitalized loan costs were approximately $209,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced indebtedness of approximately $6,704,000 with a new mortgage in the amount of $9,700,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $6,972,000 is due. Total capitalized loan costs were approximately $219,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $428,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Indian Creek Apartments. The refinancing replaced indebtedness of approximately $4,438,000 with a new mortgage in the amount of $8,750,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments due monthly until the loan matures on January 1, 2010 at which time a balloon payment of $6,351,000 is due. Total capitalized loan costs were approximately $190,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $260,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On October 3, 2000, the Partnership financed a mortgage encumbering Silverado Apartments. The new mortgage is in the amount of $3,525,000. The new mortgage carries a stated interest rate of 7.87%. Principal and interest payments are due monthly until the loan matures on November 1, 2010 at which time a balloon payment of approximately $2,434,000 is due. Total capitalized loan costs were approximately $107,000 during the year ended December 31, 2000. Approximately $9,000 of additional loan costs were capitalized during the year ended December 31, 2001.

On October 11, 2000, the  Partnership  refinanced the mortgage  encumbering  The
Knolls Apartments. The refinancing replaced indebtedness of approximately $5,116,000 with a new mortgage in the amount of $9,900,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $7,105,000 is due. Total capitalized loan costs were approximately $218,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $315,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Note K - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands):


                                             Year Ended December 31, 2001
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  4,584    $  4,673   $  4,783  $  4,524   $ 18,564
Gain sale of investment
  property                         4,377          --         --        --      4,377
Expenses                          15,189      15,105     14,806    14,731     59,831
Net loss                        $ (6,228)   $(10,432)  $(10,023) $(10,207)  $(36,890)



                                             Year Ended December 31, 2000
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  4,936    $  5,072   $  4,803  $  4,815   $ 19,626
Gain on sale of investment
 property                             --          --      3,024        97      3,121
Expenses                          14,818      14,984     14,583    14,445     58,830
Loss before extraordinary item    (9,882)     (9,912)    (6,756)   (9,533)   (36,083)
Extraordinary loss on early
  extinguishment of debt              --          --       (407)   (1,003)    (1,410)
Net loss                        $ (9,882)   $ (9,912)  $ (7,163) $(10,536)  $(37,493)

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



            2.    Miscellaneous.

a. Effect of Amendment. In the event of any inconsistency between the terms of the Partnership Agreement and the terms of this Amendment, the terms of this Amendment shall prevail. In the event any conflict or apparent conflict between any of the provisions of the Partnership Agreement as amended by this Amendment, such conflicting provisions shall be reconciled and construed to give effect to the terms and intent of this Amendment.

b. Ratification. Except as otherwise expressly modified hereby, the Partnership Agreement shall remain in full force and effect, and all of the terms and provisions of the Partnership Agreement, as herein modified, are hereby ratified and reaffirmed. Except as amended hereby, the Partnership Agreement shall continue, unmodified, and in full force and effect.

c. Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

d. Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of California, without regard to its principles of conflicts of law.

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

                  "(u) 'Surplus Funds' shall mean the Partnership's share of the net cash funds or proceeds resulting from the Partnership's receipt of (a) principal and additional interest from the Participating Note issued by the Fee Owner or (b) any funds from the sale, lease, financing or refinancing of any of the Partnership's properties, and in each case, (i) after deduction of all expenses incurred in connection therewith and (ii) less such amounts for working capital reserves as the General Partner deems reasonably necessary for future Partnership operations."

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

            4.    Miscellaneous.

e. Effect of Amendment. In the event of any inconsistency between the terms of the Partnership Agreement and the terms of this Amendment, the terms of this Amendment shall prevail. In the event any conflict or apparent conflict between any of the provisions of the Partnership Agreement as amended by this Amendment, such conflicting provisions shall be reconciled and construed to give effect to the terms and intent of this Amendment.

f. Ratification. Except as otherwise expressly modified hereby, the Partnership Agreement shall remain in full force and effect, and all of the terms and provisions of the Partnership Agreement, as herein modified, are hereby ratified and reaffirmed. Except as amended hereby, the Partnership Agreement shall continue, unmodified, and in full force and effect.

g. Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

h. Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of California, without regard to its principles of conflicts of law.

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