Form 10-Q
period 2002-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2002-05-15
CIK 352983

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

                   For the quarterly period ended March 31, 2002


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
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2002          2001
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                  $ 879          $ 922
   Receivables and deposits                                       298           488
   Restricted escrows                                             390           392
   Other assets                                                 1,262           604
   Investment in Master Loan                                   26,430        26,430
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   39,763        39,658
                                                               43,327        43,222
      Less:  Accumulated depreciation                         (16,688)      (15,969)
                                                               26,639        27,253
                                                             $ 55,898      $ 56,089
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 163          $ 126
   Tenant security deposit liabilities                            538           566
   Accrued property taxes                                          23            --
   Other liabilities                                              783           603
   Mortgage notes payable                                      26,368        26,457
                                                               27,875        27,752
Partners' Capital
   General partner                                                119            123
   Limited partners (199,045.2 units issued and
      outstanding)                                             27,904        28,214
                                                               28,023        28,337
                                                             $ 55,898      $ 56,089

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


            See Accompanying Notes to Consolidated Financial Statements

b)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)





                                                               Three Months Ended
                                                                   March 31,
                                                                2002        2001
Revenues:
   Rental income                                              $ 2,708     $ 2,805
   Interest income on investment in
     Master Loan to affiliate                                      --       1,900
   Reduction of provision for impairment loss (Note C)             --       3,176
   Other income                                                   221         270
      Total revenues                                            2,929       8,151
Expenses:
   Operating                                                    1,245       1,304
   General and administrative                                     152         171
   Depreciation                                                   719         775
   Interest                                                       463         485
   Property taxes                                                 208         210
      Total expenses                                            2,787       2,945

Net income                                                    $   142     $ 5,206

Net income allocated to general partner (1%)                  $     1     $    52

Net income allocated to limited partners (99%)                    141       5,154
                                                              $   142     $ 5,206

Net income per limited partnership unit                       $  0.71     $ 25.89

Distributions per limited partnership unit                    $  2.27     $ 39.02


            See Accompanying Notes to Consolidated Financial Statements

c)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital
   at December 31, 2000              199,045.2      $   118      $ 36,898    $ 37,016

Distributions to partners                   --           --        (7,767)     (7,767)

Net income for the three months
   ended March 31, 2001                     --           52         5,154       5,206

Partners' capital
   at March 31, 2001                 199,045.2      $   170      $ 34,285    $ 34,455

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --           (5)         (451)       (456)

Net income for the three months
   ended March 31, 2002                     --            1           141         142

Partners' capital at
   March 31, 2002                    199,045.2     $    119      $ 27,904    $ 28,023


            See Accompanying Notes to Consolidated Financial Statements

d)
                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 142       $ 5,206
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     738         806
   Reduction of provision for impairment loss                         --      (3,176)
   Change in accounts:
      Receivables and deposits                                       190         109
      Other assets                                                  (677)       (566)
      Accounts payable                                                37         (61)
      Tenant security deposit liabilities                            (28)         (1)
      Accrued property taxes                                          23          24
      Other liabilities                                              180         143
       Net cash provided by operating activities                     605       2,484

Cash flows from investing activities:
  Net withdrawals from restricted escrows                              2          95
  Property improvements and replacements                            (105)        (52)
  Principal receipts on Master Loan                                   --       6,785
       Net cash (used in) provided by investing activities          (103)      6,828

Cash flows from financing activities:
  Distributions to partners                                         (456)     (7,767)
  Payments on mortgage notes payable                                 (89)        (66)
       Net cash used in financing activities                        (545)     (7,833)

Net (decrease) increase in cash and cash equivalents                 (43)      1,479
Cash and cash equivalents at beginning of period                     922       2,036
Cash and cash equivalents at end of period                       $ 879       $ 3,515

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 449        $ 455


            See Accompanying Notes to Consolidated Financial Statements

e)

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. (See "Note D" for detailed disclosure of the Partnership's segments).

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2001 information to conform to the 2002 presentation. These reclassifications had no impact on net income or partners' capital as previously reported.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $143,000 and $153,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $112,000 and $139,000 for the three months ended March 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 2002, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 2001, the Partnership recorded approximately $1,900,000, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement). There was no interest income recorded for the three months ended March 31, 2002.

The fair value of the collateral properties which on a combined basis secure the Master Loan was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $3,176,000 reduction in the provision for impairment loss recognized during the three months ended March 31, 2001 is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal of the Master Loan from the sales proceeds of Magnolia Trace in January 2001. There was no change in the provision for impairment loss during the three months ended March 31, 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstance dictate that it should be analyzed.

Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $11,769,000 and $10,640,000 for the three months ended March 31, 2002 and 2001, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At March 31, 2002 and December 31, 2001, such cumulative unrecognized interest totaling approximately $356,793,000 and $345,024,000 was not included in the balance of the investment in Master Loan. In addition, all of the collateral properties are encumbered by first mortgages totaling approximately $54,511,000 which are senior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 2002, the Partnership did not receive any payments on the Master Loan. During the three months ended March 31, 2001, the Partnership received approximately $6,785,000, in principal payments on the Master Loan. During the three months ended March 31, 2001, approximately $5,987,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $789,000 was received representing additional proceeds from the refinancing of the mortgages encumbering nine of investment properties in 2000. Approximately $9,000 was received during the three months ended March 31, 2001 representing cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Terms of the Master Loan Agreement

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner will begin the process of foreclosure or executing deeds in lieu of foreclosure during the second quarter of 2002 on all the properties in CCEP. As the deeds are executed, title in the properties owned by CCEP will be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties.

Note D - Segment Reporting

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2002 and 2001 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


                2002                 Residential  Commercial     Other     Totals
Rental income                          $ 2,445       $ 263       $ --      $ 2,708
Other income                               191           29          1         221
Interest expense                           406           57         --         463
Depreciation                               698           21         --         719
General and administrative
  expenses                                  --           --        152         152
Segment profit (loss)                      373          (80)      (151)        142
Total assets                            27,722        1,302     26,874      55,898
Capital expenditures for
  investment properties                     97            8         --         105


                2001                 Residential  Commercial     Other     Totals
Rental income                          $ 2,407       $ 398       $ --      $ 2,805
Other income                               190           79          1         270
Interest income on investment
   in Master Loan                           --           --      1,900       1,900
Reduction of provision for
  impairment loss                           --           --      3,176       3,176
Interest expense                           410           75         --         485
Depreciation                               752           23         --         775
General and administrative
  expenses                                  --           --        171         171
Segment profit                             238           62      4,906       5,206
Total assets                            33,110        2,014    27,737       62,861
Capital expenditures for
  investment properties                     31           21         --          52

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two properties, The Loft Apartments and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Loft Apartments                           94%        90%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  93%        95%
      The Sterling Commerce Center                  54%        90%
        Philadelphia, Pennsylvania

The increase in occupancy at The Loft Apartments is due to increased marketing efforts at the property. The decrease in occupancy at The Sterling Commerce Center is due to the loss of a major tenant in late December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $142,000 compared to net income of approximately $5,206,000 for the corresponding period in 2001. The decrease in net income for the three months ended March 31, 2002 was primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan and approximately $1,900,000 of interest payments received on the Master Loan and therefore recognized as income. No such payments were received in 2002. Interest income is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The reduction of the provision for impairment loss on the Master Loan was recognized due to an increase in the net realizable value of the collateral properties and payment of principal on the Master Loan from the sales proceeds of Magnolia Trace during the three months ended March 31, 2001. The General Partner evaluates the net realizable value on a semi-annual basis or when circumstances dictate that it should be analyzed.

Excluding the reduction of provision for impairment loss and the interest income on the Master Loan, the Partnership's net income for the three months ended March 31, 2002 and 2001 was approximately $142,000 and $130,000, respectively. The increase for the three months ended March 31, 2002 was due to a decrease in total expenses which was largely offset by a decrease in total revenues. The decrease in total revenues is due to decreases in rental and other income. The decrease in rental revenue is due to a decrease in occupancy at The Sterling Commerce Center and The Sterling Apartment Homes and a decrease in average rental rates at The Loft Apartments. This was partially offset by an increase in occupancy at The Loft Apartments and an increase in average rental rates at The Sterling Commerce Center and The Sterling Apartment Homes. The decrease in other income is due to a decrease in interest income. Interest income decreased due to lower average cash balances in interest bearing accounts.

Total expenses decreased due to decreases in operating, depreciation, interest and general and administrative expenses. Operating expenses decreased due to a decrease in utility and maintenance expenses at The Sterling. Depreciation expense decreased due to capital improvements and replacements becoming fully amortized during the past year at The Sterling. Interest expense decreased as a result of scheduled principal payments on the mortgages encumbering the investment properties.

General and administrative expenses decreased for the three months ended March 31, 2002 due to a decrease in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $879,000 compared to approximately $3,515,000 at March 31, 2001. Cash and cash equivalents decreased approximately $43,000 since December 31, 2001 due to approximately $545,000 and $103,000 of net cash used in financing and investing activities, respectively, partially offset by approximately
$605,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacement slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Loft

The Partnership budgeted approximately $111,000 for capital improvements during 2002 consisting of floor covering replacements, water submetering and swimming pool improvements. During the three months ended March 31, 2002, the Partnership completed approximately $52,000 of capital improvements, consisting primarily of floor covering replacements, water submetering and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

The Partnership budgeted approximately $1,684,000 for capital improvements during 2002 consisting primarily of window replacement and, to a lesser extent, appliance and floor covering replacements. During the three months ended March 31, 2002, the Partnership completed approximately $53,000 of capital improvements consisting primarily of parking area resurfacing, floor covering replacements and office computers. These improvements were funded primarily from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,368,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $  456           $ 2.27           $   --            $   --
Sale (1)                   --               --            5,987             30.08
Refinancing (2)            --               --              789              3.96
Surplus (3)                --               --              991              4.98
                       $  456           $ 2.27           $7,767            $39.02

(1) From the sale of Magnolia Trace Apartments owned by CCEP and received as a principal payment on the Master Loan.

(2) From refinancings of all CCEP properties and received as a principal payment on the Master Loan.

(3) Consists of receipt of principal and interest payments on the Master Loan from operations of the collateral properties.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 126,615 limited partnership units (the "Units") in the Partnership representing 63.61% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.61% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

CCEP Property Operations

CCIP has decided to foreclose on the properties that collaterize the Master Loan. During the three months ended March 31, 2002, CCIP will begin the process of foreclosure or executing deeds in lieu of foreclosure. As the deeds are executed, title in the properties currently owned by CCEP will be vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. When CCEP no longer has title to the properties, it will be dissolved.

As a result of the decision to liquidate, CCEP changed its basis of accounting for its financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner of CCEP as of the date of the consolidated financial statements.

For the three months ended March 31, 2002, CCEP's net loss totaled approximately $11,442,000 on total revenues of approximately $4,371,000. CCEP recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2002 and 2001, CCEP's statement of operations includes total interest expense attributable to the Master Loan of approximately $11,769,000 and $10,640,000, respectively, which represents interest accrued in excess of required payments. CCEP is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 2001, CCEP paid approximately $6,785,000 in principal payments on the Master Loan. These amounts were paid from the sales proceeds of one of CCEP's investment properties and on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. No payments were made during the three months ended March 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks associated with its Master Loan. Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Master Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Because the Master Loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Master Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2002.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 6.80%
                                              (in thousands)

                               2002            $    257
                               2003                 371
                               2004                 393
                               2005               4,320
                               2006                 362
                            Thereafter           20,665
                              Total            $ 26,368

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                        Number            Description

               99.1 Consolidated   Capital  Equity  Partners,   L.P.,  unaudited
                    financial statements for the three months ended March 31, 2002 and 2001.

            b)    Reports on Form 8-K during the quarter ended March 31, 2002:

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

                                 Date:   May 15, 2002

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2002 and 2001


ITEM 1.     FINANCIAL STATEMENTS


a)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                                 March 31, 2002



Assets
  Cash and cash equivalents                                      $ 1,205
  Receivables and deposits                                           224
  Restricted escrow                                                  625
  Other assets                                                       342
  Investment in affiliated partnerships (Note F)                   1,371
  Investment properties                                           94,660
                                                                  98,427
Liabilities
  Accounts payable                                                   314
  Tenant security deposit liabilities                                440
  Accrued property taxes                                             370
  Other liabilities                                                  727
  Mortgage notes payable                                          54,511
  Master Loan and interest payable                                42,065
                                                                  98,427

Net liabilities in liquidation                                     $ --


            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                                          December 31,
                                                              2001
                                                             (Note)
Assets
   Cash and cash equivalents                               $  1,321
   Receivables and deposits                                     280
   Restricted escrows                                           615
   Other assets                                               1,514
   Investment properties:
      Land                                                    6,904
      Building and related personal property                 80,399
                                                             87,303
      Less accumulated depreciation                         (68,315)
                                                             18,988
                                                          $  22,718
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     527
   Tenant security deposit liabilities                          440
   Accrued property taxes                                       256
   Other liabilities                                            564
   Mortgage notes                                            54,834
   Master loan and interest payable (Note D)                371,455
                                                            428,076
Partners' Deficit
   General partner                                           (4,054)
   Limited partners                                        (401,304)
                                                           (405,358)
                                                          $  22,718



Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See Accompanying Notes to Consolidated Financial Statements

c)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                          2002         2001
                                                                    (restated)
Revenues:
   Rental income                                        $  3,877    $  4,123
   Other income                                              494         422
      Total revenues                                       4,371       4,545
Expenses:
   Operating                                               1,839       1,840
   General and administrative                                228         184
   Depreciation                                              564       1,020
   Property taxes                                            307         294
   Interest                                               12,875      11,777
      Total expenses                                      15,813      15,115

Loss from continuing operations                          (11,442)    (10,570)
Loss from discontinued operations                             --         (35)
Gain on sale of discontinued operations (Note D)              --       4,377

Net loss                                                $(11,442)   $ (6,228)

Net loss allocated to general partner (1%)              $   (114)   $    (62)
Net loss allocated to limited partners (99%)             (11,328)     (6,166)
                                                        $(11,442)   $ (6,228)


            See Accompanying Notes to Consolidated Financial Statements

d)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 2000                 $ (3,685)      $(364,783)    $(368,468)

Net loss for the three months
   ended March 31, 2001                   (62)         (6,166)        (6,228)

Partners' deficit
   at March 31, 2001                 $ (3,747)      $(370,949)     $(374,696)

Partners' deficit
   at December 31, 2001              $ (4,054)      $(401,304)     $(405,358)

Net loss for the three months
   ended March 31, 2002                  (114)        (11,328)       (11,442)

Partners' deficit at
   March 31, 2002                    $ (4,168)      $(412,632)     $(416,800)

Adjustment to liquidation basis
   (Note E)                                                          416,800

Net liabilities in liquidation
  of March 31, 2002                                               $      --


            See Accompanying Notes to Consolidated Financial Statements

e)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                      $(11,442)    $ (6,228)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                     604        1,095
   Gain on sale of discontinued operations                            --       (4,377)
   Change in accounts:
      Receivables and deposits                                        56          318
      Other assets                                                  (430)        (143)
      Accounts payable                                                36         (246)
      Tenant security deposit liabilities                             --           20
      Accrued property taxes                                         114          150
      Other liabilities                                              163          (63)
      Accrued interest on Master Loan                             11,769        8,740
       Net cash provided by (used in) operating activities           870         (734)

Cash flows from investing activities:
  Property improvements and replacements                            (617)        (676)
  Proceeds from sale of investment property                           --        6,019
  Net deposits to restricted escrows                                 (10)        (111)

       Net cash (used in) provided by investing activities          (627)       5,232

Cash flows from financing activities:
  Principal payments on Master Loan                                   --       (6,785)
  Principal payments on notes payable                               (323)        (298)
  Loan costs paid                                                    (36)         (39)
       Net cash used in financing activities                        (359)      (7,122)

Net decrease in cash and cash equivalents                           (116)      (2,624)
Cash and cash equivalents at beginning of period                   1,321        5,894
Cash and cash equivalents at end of period                      $  1,205     $  3,270
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,068     $  2,993


            See Accompanying Notes to Consolidated Financial Statements

e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting due to the Partnership receiving notification from Consolidated Capital Investment Partners, L.P.
("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement and to foreclose or to execute a deed in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is experiencing. Upon completion of the foreclosures or execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern, and it will be terminated.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities requires many estimates and assumptions. There are substantial uncertainties in completing the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $231,000 and $230,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $66,000 and $63,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $148,000 and $94,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $39,000 and $18,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Magnolia Trace in January 2001, the Partnership paid a fee of $206,000 in compensation for its role in the sale. This Partnership fee is included in gain on sale of discontinued operations.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2001 annual report. There were no interest payments made during the three months ended March 31, 2002. Such interest payments totaled approximately $1,900,000 for the three months ended March 31, 2001.

There were no advances on the Master Loan during the three months ended March 31, 2002 or 2001. During the three months ended March 31, 2001 CCEP paid approximately $6,785,000 to CCIP as principal payments on the Master Loan. There were no principal payments made on the Master Loan during the three months ended March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $224,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2002 and December 31, 2001, are approximately $383,224,000 and $371,455,000, respectively.

Until foreclosure is complete, interest will accrue on the Master Loan at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%. Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, and compounded annually. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement.

During the three months ended March 31, 2002, CCEP did not make any principal payments on the Master Loan to CCIP. During the three months ended March 31, 2001, CCEP paid approximately $6,785,000 to CCIP as principal payments on the Master Loan. There were no advances on the Master Loan for the three months ended March 31, 2002 or 2001.

Note D - Sale of Property

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Magnolia Trace as loss from discontinued operations. The Partnership recognized a loss from discontinued operations for the three months ended March 31, 2001 of approximately $35,000 on revenues of approximately $39,000.

On January 19, 2001, the Partnership sold Magnolia Trace, located in Baton Rouge, Louisiana, to an unaffiliated third party for net sales proceeds of approximately $6,019,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property as a payment on the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of discontinued operations of approximately $4,377,000. In conjunction with the sale, a fee of approximately $206,000 was paid to the General Partner in accordance with the Partnership Agreement.

Note E - Adjustment to Liquidation Basis of Accounting

At March 31, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $416,800,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                                  Increase in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment of book value of property and
   improvements to estimated net realizable value                   $ 75,868
 Adjustment for estimated net realizable value of
   investment in affiliated partnerships                               1,371
 Adjustment of master loan and accrued interest to
   estimated settlement amount                                       341,159
 Adjustment of other assets and liabilities, net                      (1,598)
 Decrease in net liabilities                                        $416,800

Note F - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                                        Estimated
                                                      Ownership       Net Realizable
Partnership                    Type of Ownership      Percentage          Value

Consolidated Capital            Non-controlling
  Growth Fund                   General Partner         0.40%              $ 47
Consolidated Capital            Non-controlling
  Properties III                General Partner         1.85%                 27
Consolidated Capital            Non-controlling
  Properties IV                 General Partner         1.85%              1,297
                                                                          $1,371

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships have been valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation as of March 31, 2002.