Form 10-Q
period 2002-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2002-08-14
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


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
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2002          2001
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 1,086         $ 922
   Receivables and deposits                                       363           488
   Restricted escrows                                             417           392
   Other assets                                                 1,007           604
   Investment in Master Loan to affiliate                      26,430        26,430
   Investment properties:
      Land                                                      3,564         3,564
      Building and related personal property                   39,760        39,658
                                                               43,324        43,222
      Less:  Accumulated depreciation                         (17,455)      (15,969)
                                                               25,869        27,253
                                                             $ 55,172      $ 56,089
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 126          $ 126
   Tenant security deposit liabilities                            514           566
   Accrued property taxes                                          46            --
   Other liabilities                                              668           603
   Mortgage notes payable                                      26,285        26,457
                                                               27,639        27,752
Partners' Capital
   General partner                                                119            123
   Limited partners (199,045.2 units issued and
      outstanding)                                             27,414        28,214
                                                               27,533        28,337
                                                             $ 55,172      $ 56,089


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

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2002        2001        2002        2001

Rental income                               $ 2,679     $ 2,797     $ 5,387     $ 5,602
Interest income on investment in
  Master Loan to affiliate                      386         804         386       2,704
Reduction of provision for impairment
  loss                                           --          --          --       3,176
Other income                                    184         233         405         503
        Total revenues                        3,249       3,834       6,178      11,985

Operating                                     1,127       1,308       2,372       2,612
General and administrative                      237         372         389         543
Depreciation                                    767         775       1,486       1,550
Interest                                        471         462         934         947
Property taxes                                  208         209         416         419
        Total expenses                        2,810       3,126       5,597       6,071

Net income                                  $   439     $   708     $   581     $ 5,914

Net income allocated to general
  partner (1%)                              $     4     $     7     $     6     $    59
Net income allocated to limited
  partners (99%)                                435         701         575       5,855

Net income                                  $   439     $   708     $   581     $ 5,914

Net income per limited partnership
  unit                                      $  2.19     $  3.52     $  2.89     $ 29.42

Distributions per limited
  partnership unit                          $  4.64     $ 16.53     $  6.91     $ 55.55

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital
   at December 31, 2000              199,045.2      $   118      $ 36,898    $ 37,016

Distributions to partners                   --          (33)      (11,057)    (11,090)

Net income for the six months
   ended June 30, 2001                      --           59         5,855       5,914

Partners' capital
   at June 30, 2001                  199,045.2      $   144      $ 31,696    $ 31,840

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --          (10)       (1,375)     (1,385)

Net income for the six months
   ended June 30, 2002                      --            6           575         581

Partners' capital at
   June 30, 2002                     199,045.2      $   119      $ 27,414    $ 27,533

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 581       $ 5,914
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 1,514       1,615
     Reduction of provision for impairment loss                       --      (3,176)
     Change in accounts:
      Receivables and deposits                                       125         736
      Other assets                                                  (431)       (340)
      Accounts payable                                                --          84
      Tenant security deposit liabilities                            (52)        (27)
      Accrued property taxes                                          46          49
      Other liabilities                                               65        (126)
      Net cash provided by operating activities                    1,848       4,729

Cash flows from investing activities:
  Net (deposits to) receipts from restricted escrows                 (25)        139
  Property improvements and replacements                            (102)        (87)
  Principal receipts on Master Loan to affiliate                      --       7,484
      Net cash (used in) provided by investing activities           (127)      7,536

Cash flows from financing activities:
  Distributions to partners                                       (1,385)    (11,090)
  Payments on mortgage notes payable                                (172)       (143)
      Net cash used in financing activities                       (1,557)    (11,233)

Net increase in cash and cash equivalents                            164       1,032
Cash and cash equivalents at beginning of period                     922       2,036
Cash and cash equivalents at end of period                      $ 1,086      $ 3,068

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 905        $ 917

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $286,000 and $310,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $225,000 and $251,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and are owned by CCEP. At June 30, 2002, the recorded investment in the Master Loan is considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 2002 and 2001, the Partnership recorded approximately $386,000 and $2,704,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement).

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined by obtaining an appraisal by an independent third party or by using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of each property and other factors less the value of the first mortgage loans held on each property which are superior to the Master Loan. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $3,176,000 reduction in the provision for impairment loss recognized during the six months ended June 30, 2001 is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal of the Master Loan from the sales proceeds of Magnolia Trace in January 2001. There was no change in the provision for impairment loss during the six months ended June 30, 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstance dictate that it should be analyzed.

The principal balance of the Master Loan due to the Partnership totaled approximately $26,430,000 at June 30, 2002. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $23,528,000 and $18,446,000 for the six months ended June 30, 2002 and 2001, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At June 30, 2002 and December 31, 2001, such cumulative unrecognized interest totaling approximately $368,166,000 and $345,024,000 was not included in the balance of the investment in Master Loan. In addition, all of the collateral properties are encumbered by first mortgages totaling approximately $54,184,000 which are senior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 2002, the Partnership did not receive any principal payments on the Master Loan. During the six months ended June 30, 2001, the Partnership received approximately $7,484,000, in principal payments on the Master Loan. During the six months ended June 30, 2001, approximately $5,987,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds from the refinancing of the mortgages encumbering nine of the investment properties in 2000. Approximately $72,000 was received during the six months ended June 30, 2001 representing cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Terms of the Master Loan Agreement

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the second quarter of 2002 on all the properties in CCEP. As the deeds are executed, title in the properties currently owned by CCEP will be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties. Subsequent to June 30, 2002 deeds in lieu of foreclosure were executed on four of the properties in CCEP.

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

Segment information for the three and six months ended June 30, 2002 and 2001 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


     For the three months ended
            June 30, 2002              Residential  Commercial    Other      Totals
Rental income                            $ 2,396       $ 283       $ --     $ 2,679
Other income                                 157           26          1        184
Interest income on investment
  in Master Loan                              --           --        386        386
Interest expense                             414           57         --        471
Depreciation                                 701           66         --        767
General and administrative expense            --           --        237        237
Segment profit                               392         (103)       150        439


      For the six months ended
            June 30, 2002              Residential  Commercial    Other      Totals
Rental income                            $ 4,841       $ 546       $ --     $ 5,387
Other income                                 348           55          2        405
Interest income on investment
   in Master Loan                             --           --        386        386
Interest expense                             820          114         --        934
Depreciation                               1,399           87         --      1,486
General and administrative expense            --           --        389        389
Segment profit                               765         (183)        (1)       581
Total assets                              27,158        1,187     26,827     55,172
Capital expenditures                          90           12         --        102


     For the three months ended
            June 30, 2001              Residential  Commercial    Other      Totals
Rental income                            $ 2,408       $ 389       $ --     $ 2,797
Other income                                 149           81          3        233
Interest income on investment
  in Master Loan                              --           --        804        804
Interest expense                             422           40         --        462
Depreciation                                 751           24         --        775
General and administrative expense            --           --        372        372
Segment profit                               199           74        435        708


      For the six months ended
            June 30, 2001              Residential  Commercial    Other      Totals
Rental income                            $ 4,815       $ 787       $ --     $ 5,602
Other income                                 339          160          4        503
Interest income on investment
   in Master Loan                             --           --      2,704      2,704
Reduction of provision for
  impairment loss                             --           --      3,176      3,176
Interest expense                             832          115         --        947
Depreciation                               1,503           47         --      1,550
General and administrative expense            --           --        543        543
Segment profit                               437          136      5,341      5,914
Total assets                              29,755        1,681     28,608     60,044
Capital expenditures                          62           25         --         87

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two properties, The Loft Apartments and The Sterling Apartment Homes and Commerce Center ("The Sterling"). The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Loft Apartments                           92%        91%
        Raleigh, North Carolina

      The Sterling Apartment Homes                  91%        95%
      The Sterling Commerce Center                  55%        89%
        Philadelphia, Pennsylvania

The decrease in occupancy at The Sterling Apartment Homes is due to the competitive market of the apartment industry in the Philadelphia area. The decrease in occupancy at The Sterling Commerce Center is due to the loss of a major tenant in December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 was approximately $581,000 compared to net income of approximately $5,914,000 for the corresponding period in 2001. The Partnership recorded net income of approximately $439,000 for the three months ended June 30, 2002 compared to net income of approximately $708,000 for the corresponding period in 2001. The decrease in net income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized during the six months ended June 30, 2001, and a decrease of approximately $2,318,000 in interest payments received and therefore recognized on the Master Loan. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The reduction of the provision for impairment loss on the Master Loan was recognized due to an increase in the net realizable value of the collateral properties and the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace during the six months ended June 30, 2001. The General Partner evaluates the net realizable value on a semi-annual basis or when circumstances dictate that it should be analyzed.

Excluding the items related to the Master Loan, the Partnership's net income for the six months ended June 30, 2002 and 2001 was approximately $195,000 and $34,000, respectively. For the three months ended June 30, 2002 and 2001, the Partnership had net income of approximately $53,000 and a net loss of approximately $96,000, respectively. The increase in income for the three and six month periods ended June 30, 2002 is due to a decrease in total expenses which more than offset a decrease in total revenues.

The decrease in total revenues is due to decreases in rental and other income. The decrease in rental revenue is due to a decrease in occupancy at The Sterling Commerce Center and The Sterling Apartment Homes and a decrease in average rental rates at The Loft Apartments. This was partially offset by an increase in occupancy at The Loft Apartments and an increase in average rental rates at The Sterling Commerce Center and The Sterling Apartment Homes. The decrease in other income is due to a decrease in interest income as a result of lower average cash balances in interest bearing accounts and decreases in cleaning and damage fees, corporate housing revenue and parking income partially offset by an increase in vending income at The Sterling Apartment Homes.

Total expenses decreased for the three and six month periods ended June 30, 2002 due to decreases in operating, depreciation and general and administrative expenses. Operating expenses decreased primarily due to a decrease in utility and maintenance expenses at The Sterling Commerce Center and The Sterling Apartment Homes. These decreases were partially offset by increased insurance expense at The Sterling Apartment Homes and Commerce Center. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling Commerce Center and The Sterling Apartment Homes.

General and administrative expenses decreased for the three and six month periods ended June 30, 2002 due to a business privilege tax paid to the city of Philadelphia during the six months ended June 30, 2001, increased legal fees and a decrease in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $1,086,000 compared to approximately $3,068,000 at June 30, 2001. Cash and cash equivalents increased approximately $164,000 since December 31, 2001 due to approximately $1,848,000 of cash provided by operating activities partially offset by approximately $1,557,000 and $127,000 of net cash used in financing and investing activities, respectively. Cash used in investing activities consisted of property improvements and replacement and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Loft

The Partnership budgeted approximately $109,000 for capital improvements during 2002 consisting of floor covering replacements, water submetering and swimming pool improvements. During the six months ended June 30, 2002, the Partnership completed approximately $49,000 of capital improvements, consisting primarily of floor covering replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

The Partnership budgeted approximately $1,670,000 for capital improvements during 2002 consisting primarily of window replacement and, to a lesser extent, appliance and floor covering replacements. During the six months ended June 30, 2002, the Partnership completed approximately $53,000 of capital improvements consisting primarily of parking area resurfacing, floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $26,285,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000 and $19,975,000 on December 1, 2005 and October 1, 2008, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  999           $ 4.97           $ 3,323           $16.53
Surplus (1)               386             1.94             7,767            39.02
                       $1,385           $ 6.91           $11,090           $55.55

(1) Consists of receipt of principal and interest payments on the Master Loan from operations of the collateral properties.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,498 limited partnership units (the "Units") in the Partnership representing 65.06% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $166.00 per unit expired. Pursuant to this offer, AIMCO acquired 2,859 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.06% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant.
Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

CCEP Property Operations

CCIP has decided to foreclose on the properties that collaterize the Master Loan. During the six months ended June 30, 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. As the deeds are executed, title in the properties currently owned by CCEP will be vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. Subsequent to June 30, 2002 deeds in lieu of foreclosure were executed on four of the properties in CCEP. When CCEP no longer has title to the properties, it will be dissolved.

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

During the three months ended June 30, 2002, the change in net liabilities remained constant, but was affected by an increase in cash and cash equivalents, receivables and deposits, and the Master Loan and interest. The increase in cash and cash equivalents is primarily due to the operating cash generated by the Partnership's investment properties. The increase in receivables and deposits is primarily due to increase in tenant receivables at several of the Partnership's investment properties. The increase in the Master Loan is due to increases in interest payable due on the Master Loan.

During the six months ended June 30, 2001, CCEP paid approximately $7,484,000 in principal payments on the Master Loan. These amounts were paid from the sales proceeds of one of CCEP's investment properties and on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. No principal payments were made during the six months ended June 30, 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks associated with its Master Loan. Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Master Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the Loan. Based upon the fact that the Master Loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Master Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2002.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 6.80%
                                              (in thousands)

                               2002            $    174
                               2003                 371
                               2004                 393
                               2005               4,320
                               2006                 362
                            Thereafter           20,665
                              Total            $ 26,285

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits:

                  S-K Reference
                        Number            Description


EXHIBIT 3.1 Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference).


EXHIBIT 3.2 Agreement of Limited Partnership, incorporated by reference to the Registration Statement of the Registrant (File No. 2-72384) filed April 23, 1981, as amended to date.

EXHIBIT 3.3 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (incorporated by reference to the 1990 Annual Report).

EXHIBIT 99 Certification of Chief Executive Officer and Chief Financial Officer

EXHIBIT 99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the six months ended June 30, 2002 and 2001.

            b.  Reports on Form 8-K during the quarter ended June 30, 2002:

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President and
                                         Chief Accounting Officer

                              Date: August 14, 2002


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                  EXHIBIT 99.1

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             June 30, 2002 and 2001

                                        1
                            EXHIBIT 99.1 (Continued)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                                  June 30, 2002



Assets
  Cash and cash equivalents                                      $ 1,364
  Receivables and deposits                                           302
  Restricted escrows                                                 516
  Other assets                                                       231
  Investment in affiliated partnerships (Note F)                   1,371
  Investment properties                                           94,660
                                                                  98,444
Liabilities
  Accounts payable                                                   172
  Tenant security deposit liabilities                                444
  Accrued property taxes                                             667
  Other liabilities                                                  551
  Mortgage notes payable                                          54,184
  Master Loan and interest payable                                42,426
                                                                  98,444

Net liabilities in liquidation                                     $ --

            See Accompanying Notes to Consolidated Financial Statements

b)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                                          December 31,
                                                              2001
                                                             (Note)
Assets
   Cash and cash equivalents                               $  1,321
   Receivables and deposits                                     280
   Restricted escrows                                           615
   Other assets                                               1,514
   Investment properties:
      Land                                                    6,904
      Building and related personal property                 80,399
                                                             87,303
      Less accumulated depreciation                         (68,315)
                                                             18,988
                                                          $  22,718
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     527
   Tenant security deposit liabilities                          440
   Accrued property taxes                                       256
   Other liabilities                                            564
   Mortgage notes                                            54,834
   Master loan and interest payable (Note C)                371,455
                                                            428,076
Partners' Deficit
   General partner                                           (4,054)
   Limited partners                                        (401,304)
                                                           (405,358)
                                                          $  22,718






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

            See Accompanying Notes to Consolidated Financial Statements

                            EXHIBIT 99.1 (Continued)
c)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)


                                                       Three Months           Six Months
                                                           Ended                Ended
                                                  March 31,     June 30,       June 30,
                                                    2002          2001           2001
                                                               (restated)     (restated)
Revenues:
   Rental income                                 $  3,877      $  4,201      $  8,324
   Other income                                       494           472           894
      Total revenues                                4,371         4,673         9,218
Expenses:
   Operating                                        1,839         1,915         3,755
   General and administrative                         228           209           393
   Depreciation                                       564         1,040         2,060
   Property taxes                                     307           301           595
   Interest                                        12,875        11,640        23,417
      Total expenses                               15,813        15,105        30,220

Loss from continuing operations                   (11,442)      (10,432)      (21,002)
Loss from discontinued operations                      --            --           (35)
Gain on sale of discontinued
   operations (Note D)                                 --            --         4,377

Net loss                                         $(11,442)     $(10,432)     $(16,660)

Net loss allocated to general partner (1%)       $   (114)     $   (104)     $   (167)
Net loss allocated to limited partners (99%)      (11,328)      (10,328)      (16,493)
                                                 $(11,442)     $(10,432)     $(16,660)




            See Accompanying Notes to Consolidated Financial Statements


d)


                            Exhibit 99.1 (continued)

        CONSOLIDATED statement of changes in net liabilities in liquidation
                                   (Unaudited)
                                   (in thousands)

                        Three Months Ended June 30, 2002








Net liabilities in liquidation at March 31, 2002                       $     --

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                    159
   Increase in receivables and deposits                                      78
   Decrease in restricted escrows                                          (109)
   Decrease in other assets                                                (111)
   Decrease in accounts payable                                             142
   Increase in tenant security deposit liabilities                           (4)
   Increase in accrued taxes                                               (297)
   Decrease in other liabilities                                            176
   Decrease in mortgage notes payable                                       327
   Increase in Master Loan and interest payable                            (361)
Net liabilities in liquidation at June 30, 2002                        $     --

            See Accompanying Notes to Consolidated Financial Statements

                                        5


                            EXHIBIT 99.1 (Continued)
e)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 2000                 $ (3,685)      $(364,783)    $(368,468)

Net loss for the six months
   ended June 30, 2001                   (167)        (16,493)       (16,660)

Partners' deficit
   at June 30, 2001                  $ (3,852)      $(381,276)     $(385,128)

Partners' deficit
   at December 31, 2001              $ (4,054)      $(401,304)     $(405,358)

Net loss for the three months
   ended March 31, 2002                  (114)        (11,328)       (11,442)

Partners' deficit at
   March 31, 2002                    $ (4,168)      $(412,632)     $(416,800)

Adjustment to liquidation basis
   (Note E)                                                          416,800

Net liabilities in liquidation
  of June 30, 2002                                                $      --

            See Accompanying Notes to Consolidated Financial Statements

f)
                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                              Three Months Six Months
                                                                 Ended        Ended
                                                               March 31,    June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                      $(11,442)    $(16,660)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                     604        2,178
   Gain on sale of discontinued operations                            --       (4,377)
   Change in accounts:
      Receivables and deposits                                        56           94
      Other assets                                                  (430)         (34)
      Accounts payable                                                36         (206)
      Tenant security deposit liabilities                             --            2
      Accrued property taxes                                         114          351
      Other liabilities                                              163          394
      Accrued interest on Master Loan                             11,769       18,446
       Net cash provided by operating activities                     870          188

Cash flows from investing activities:
  Property improvements and replacements                            (617)      (1,324)
  Proceeds from sale of investment property                           --        6,019
  Net deposits to restricted escrows                                 (10)         (75)

       Net cash (used in) provided by investing activities          (627)       4,620

Cash flows from financing activities:
  Principal payments on Master Loan                                   --       (7,484)
  Principal payments on notes payable                               (323)        (601)
  Loan costs paid                                                    (36)         (89)
       Net cash used in financing activities                        (359)      (8,174)

Net decrease in cash and cash equivalents                           (116)      (3,366)
Cash and cash equivalents at beginning of period                   1,321        5,894
Cash and cash equivalents at end of period                      $  1,205     $  2,528
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,068     $  5,521


           See Accompanying Notes to Consolidated Financial Statements

g)

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting due to the Partnership receiving notification from Consolidated Capital Investment Partners, L.P.
("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement and to foreclose or to execute a deed in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is experiencing. Upon completion of the foreclosures or execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern, and it will be dissolved. Subsequent to June 30, 2002 deeds in lieu of foreclosure were executed on four of the properties in CCEP. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities requires many estimates and assumptions. There are substantial uncertainties in completing the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partners as of the date of the consolidated financial statements.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $458,000 and $465,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $115,000 for each of the six month periods ended June 30, 2002 and 2001, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $264,000 and $232,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $47,000 and $30,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Magnolia Trace in January 2001, the Partnership paid the General Partner a fee of $206,000 in compensation for its role in the sale. This Partnership fee is included in gain on sale of discontinued operations.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2001 annual report. Such interest payments totaled approximately $386,000 and $2,704,000 for the six months ended June 30, 2002 and 2001, respectively.

There were no advances on the Master Loan during the six months ended June 30, 2002 or 2001. During the six months ended June 30, 2001 CCEP paid approximately $7,484,000 to CCIP as principal payments on the Master Loan. There were no principal payments made on the Master Loan during the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $224,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Master Loan and Accrued Interest Payable

Prior to the adjustments for the liquidation basis, the Master Loan principal and accrued interest payable balances at June 30, 2002 and December 31, 2001, are approximately $394,597,000 and $371,455,000, respectively.

Until the process of foreclosure or executing deeds in lieu of foreclosure on all the properties currently held by CCEP is completed, interest will accrue on the Master Loan at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%.
Payments are currently payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest is added to principal, and compounded annually. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement.

The General Partner has been in negotiations with CCIP with respect to its options which include CCIP foreclosing on the properties in CCEP which collateralize the Master Loan or extending the terms of the Master Loan. CCIP has decided to foreclose on the properties that collaterize the Master Loan. CCIP began the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on all the investment properties of the Partnership. As the deeds are executed, title in the properties currently owned by the Partnership will be vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. Subsequent to June 30, 2002 deeds in lieu of foreclosure were executed on four of the properties in CCEP. When the Partnership no longer has title to the properties, it will be dissolved.

During the six months ended June 30, 2002, CCEP did not make any principal payments on the Master Loan to CCIP. During the six months ended June 30, 2001, CCEP paid approximately $7,484,000 to CCIP as principal payments on the Master Loan. There were no advances on the Master Loan for the six months ended June 30, 2002 or 2001.

Note D - Sale of Property

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Magnolia Trace as loss from discontinued operations. The Partnership recognized a loss from discontinued operations for the six months ended June 30, 2001 of approximately $35,000 on revenues of approximately $39,000.

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
                                                                          $1,371

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships have been valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation as of June 30, 2002.