Form 10-Q
period 2002-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2002-11-19
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2002          2001
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                 $ 1,560         $ 922
   Receivables and deposits                                       507           488
   Investments in affiliated partnerships                         899            --
   Restricted escrows                                             981           392
   Other assets                                                   830           604
   Investment in Master Loan to affiliate                      16,044        26,430
   Investment properties                                       81,771        43,222
      Less:  Accumulated depreciation                         (18,223)      (15,969)
                                                               63,548        27,253
                                                             $ 84,369      $ 56,089
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                            $ 93          $ 126
   Tenant security deposit liabilities                            711           566
   Accrued property taxes                                         351            --
   Other liabilities                                            1,284           603
   Mortgage notes payable                                      52,935        26,457
                                                               55,374        27,752
Partners' Capital
   General partner                                                135            123
   Limited partners (199,045.2 units issued and
      outstanding)                                             28,860        28,214
                                                               28,995        28,337
                                                             $ 84,369      $ 56,089


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

                See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                             2002        2001        2002        2001

Rental income                               $ 3,585     $ 2,842     $ 8,972     $ 8,444
Interest income on investment in
  Master Loan to affiliate                       --         576         386       3,280
Reduction of provision for impairment
  loss                                           --          --          --       3,176
Other income                                    298         202         703         705
        Total revenues                        3,883       3,620      10,061      15,605

Operating                                     1,345       1,186       3,717       3,798
General and administrative                      296         149         685         692
Depreciation                                    768         714       2,254       2,264
Interest                                        633         475       1,567       1,422
Property taxes                                  265         201         681         620
        Total expenses                        3,307       2,725       8,904       8,796

Income before gain on foreclosure of
 real estate                                    576         895       1,157       6,809

Gain on foreclosure of real estate            1,831          --       1,831          --

Net income                                  $ 2,407     $   895     $ 2,988     $ 6,809

Net income allocated to general
  partner (1%)                              $    24     $     9     $    30     $    68
Net income allocated to limited
  partners (99%)                              2,383         886       2,958       6,741

Net income                                  $ 2,407     $   895     $ 2,988     $ 6,809

Net income per limited partnership
  unit                                      $ 11.97     $  4.45     $ 14.86     $ 33.87

Distributions per limited
  partnership unit                          $  4.70     $ 18.65     $ 11.61     $ 74.20

                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital
   at December 31, 2000              199,045.2      $   118      $ 36,898    $ 37,016

Distributions to partners                   --          (60)      (14,769)    (14,829)

Net income for the nine months
   ended September 30, 2001                 --           68         6,741       6,809

Partners' capital
   at September 30, 2001             199,045.2      $   126      $ 28,870    $ 28,996

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --          (18)       (2,312)     (2,330)

Net income for the nine months
   ended September 30, 2002                 --           30         2,958       2,988

Partners' capital at
   September 30, 2002                199,045.2      $   135      $ 28,860    $ 28,995

                See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                    $ 2,988      $ 6,809
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on foreclosure of real estate                           (1,831)         --
     Depreciation and amortization                                 2,315       2,360
     Reduction of provision for impairment loss                       --      (3,176)
     Change in accounts:
      Receivables and deposits                                      (246)        679
      Other assets                                                  (274)       (198)
      Accounts payable                                               (33)        (83)
      Tenant security deposit liabilities                             17         (55)
      Accrued property taxes                                         113          68
      Other liabilities                                              469        (120)
      Net cash provided by operating activities                    3,518       6,284

Cash flows from investing activities:
  Net (deposits to) receipts from restricted escrows                 (72)        130
  Property improvements and replacements                            (276)       (173)
  Principal receipts on Master Loan to affiliate                      88       7,780
  Distributions from affiliated partnerships                          19          --
      Net cash (used in) provided by investing activities           (241)      7,737

Cash flows from financing activities:
  Distributions to partners                                       (2,330)    (14,829)
  Payments on mortgage notes payable                                (309)       (221)
      Net cash used in financing activities                       (2,639)    (15,050)

Net increase (decrease) in cash and cash equivalents                 638      (1,029)
Cash and cash equivalents at beginning of period                     922       2,036
Cash and cash equivalents at end of period                      $ 1,560      $ 1,007

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,525      $ 1,377

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
  accounts payable                                                $ --        $ 62

                See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the nine months ended September 30, 2002, Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments were foreclosed upon by the Partnership. In connection with the acquisition of these properties through foreclosure, the following accounts were adjusted by the non-cash amounts noted below:


                                                            2002

                  Receivables and deposits               $    (66)
                  Investment in Master Loan
                    to affiliates                          10,591
                  Restricted escrows                         (517)
                  Other assets                                (13)
                  Investment properties                   (38,273)
                  Investments in affiliated
                    partnerships                             (918)
                  Tenant security deposit
                     liabilities                              128
                  Accrued property taxes                      238
                  Other liabilities                           212
                  Mortgage notes payable                   26,787
                  Gain on foreclosure of
                    real estate                          $ (1,831)


                See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. (See "Note E" for detailed disclosure of the Partnership's segments).

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2001 information to conform to the 2002 presentation.

Note B - Net Investment in Master Loan and Gain on Foreclosure of Real Estate

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by CCEP. At September 30, 2002, the recorded investment in the Master Loan is considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 2002 and 2001, the Partnership recorded approximately $386,000 and $3,280,000, respectively, of interest income based upon "Excess Cash Flow" generated (as defined in the terms of the New Master Loan Agreement).

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined by obtaining an appraisal by an independent third party or by using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of each property and other factors less the value of the first mortgage loans held on each property which are superior to the Master Loan. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $3,176,000 reduction in the provision for impairment loss recognized during the nine months ended September 30, 2001 is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal of the Master Loan from the sales proceeds of Magnolia Trace in January 2001. There was no change in the provision for impairment loss during the nine months ended September 30, 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstance dictate that it should be analyzed.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. The foreclosure process on the remaining five properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

The following table sets forth the Partnership's non-cash activities during the nine months ended September 30, 2002 with respect to the foreclosure of Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments:

             Investment properties (a)                        $ 38,273
             Investments in affiliated partnerships (b)            918
             Mortgage notes payable (c)                        (26,787)
             Master loan, net of allowance (d)                 (10,591)
             Other assets received, net of
               other liabilities assumed                            18

             Gain on foreclosure                              $ 1,831

(a) Amount represents the estimated fair value of the properties. The fair value was determined by appraisals obtained in September 2000 from an independent third party which have been updated by management using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See "Note D".

(c) Amount represents the present value on the mortgages encumbering the investment properties acquired discounted at a rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the four properties acquired.

Proforma results of operations assuming the foreclosure of Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments occurred at January 1, 2001 are as follows (in thousands, except per unit data):

                     Three Months Ended September 30,  Nine Months Ended September 30,
                          2002             2001             2002             2001

Revenues               $ 4,700           $ 4,987           $14,108         $18,025
Net income                 357               744               865           4,221

Net income per
  limited
  partnership
  unit                 $  1.78           $  3.74           $  4.30        $ 21.21

The principal balance of the Master Loan due to the Partnership totaled approximately $16,044,000 at September 30, 2002. This amount represents the fair market value of the remaining properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the consolidated statements of operations due to the impairment of the loan, totaled approximately $31,601,000 and $31,603,000 for the nine months ended September 30, 2002 and 2001, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At September 30, 2002 and December 31, 2001, such cumulative unrecognized interest totaled approximately $207,173,000 and $355,127,000, respectively, and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest on the Master Loan was forgiven by the Partnership for the properties which were foreclosed on during the third quarter of 2002.

During the nine months ended September 30, 2002 and 2001, the Partnership received approximately $88,000 and $7,780,000, in principal payments on the Master Loan. Approximately $88,000 and $336,000 was received during the nine months ended September 30, 2002 and 2001 representing cash received on certain investments held by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement. In addition, during the nine months ended September 30, 2001, approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds from the refinancing of the mortgages encumbering nine of the investment properties in 2000.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $468,000 and $459,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $337,000 and $364,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $60,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships

The Partnership assumed investments in the following affiliated partnerships during the nine months ended September 30, 2002.

                                                                    Estimated
                                                      Ownership   Net Realizable
Partnership                    Type of Ownership      Percentage      Value

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%          $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%            27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%           825
                                                                      $ 899

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Subsequent to the foreclosure, the Partnership received a distribution of approximately $19,000 from one of the affiliated partnerships.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of five apartment complexes located in North Carolina, Texas, Colorado, Kansas, and Kentucky, and one multiple-use facility consisting of apartment units and commercial space located in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property leases space to various medical offices, various career services facilities and a credit union at terms ranging from two months to fifteen years.

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

Segment information for the three and nine months ended September 30, 2002 and 2001 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

     For the three months ended
         September 30, 2002            Residential  Commercial    Other      Totals
Rental income                            $ 3,307       $ 278       $ --     $ 3,585
Other income                                 264           31          3        298
Interest expense                             576           57         --        633
Depreciation                                 722           46         --        768
General and administrative expense            --           --        296        296
Gain on foreclosure of real estate            --           --      1,831      1,831
Segment profit                               948          (79)     1,538      2,407

      For the nine months ended
         September 30, 2002            Residential  Commercial    Other      Totals
Rental income                            $ 8,148       $ 824       $ --     $ 8,972
Other income                                 612           86          5        703
Interest income on investment
   in Master Loan                             --           --        386        386
Interest expense                           1,396          171         --      1,567
Depreciation                               2,121          133         --      2,254
General and administrative expense            --           --        685        685
Gain on foreclosure of real estate            --           --      1,831      1,831
Segment profit                             1,713         (262)     1,537      2,988
Total assets                              65,451        1,078     17,840     84,369
Capital expenditures                         257           19         --        276

     For the three months ended
         September 30, 2001            Residential  Commercial    Other      Totals
Rental income                            $ 2,462       $ 380       $ --     $ 2,842
Other income                                 132           66          4        202
Interest income on investment
  in Master Loan                              --           --        576        576
Interest expense                             417           58         --        475
Depreciation                                 692           22         --        714
General and administrative expense            --           --        149        149
Segment profit                               390           74        431        895

      For the nine months ended
         September 30, 2001            Residential  Commercial    Other      Totals
Rental income                            $ 7,277      $ 1,167      $ --     $ 8,444
Other income                                 471          226          8        705
Interest income on investment
   in Master Loan                             --           --      3,280      3,280
Reduction of provision for
  impairment loss                             --           --      3,176      3,176
Interest expense                           1,249          173         --      1,422
Depreciation                               2,195           69         --      2,264
General and administrative expense            --           --        692        692
Segment profit                               827          210      5,772      6,809
Total assets                              28,744        1,540     26,730     57,014
Capital expenditures                         209           26         --        235

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Loft Apartments                           92%        92%
        Raleigh, North Carolina
      The Sterling Apartment Homes (1)              91%        94%
      The Sterling Commerce Center (1)              55%        89%
        Philadelphia, Pennsylvania
      Silverado Apartments (2)                      96%        93%
         El Paso, Texas
      The Knolls Apartments (2)                     92%        96%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (2)           93%        94%
         Overland Park, Kansas
      Tates Creek Village Apartments (2)            96%        94%
         Lexington, Kentucky

(1)   The Sterling  Apartments  Homes and Commerce Center ("The  Sterling") is a
      multiple-use   facility  which  consists  of  an  apartment   complex  and
      commercial space.

(2) The Partnership acquired these investment properties through foreclosure during the third quarter of 2002 (see discussion below).

The decrease in occupancy at The Sterling Apartment Homes is due to the competitive market of the apartment industry in the Philadelphia area. The decrease in occupancy at The Sterling Commerce Center is due to the loss of a major tenant in December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant. The decrease in occupancy at The Knolls is due to tight market conditions in Colorado Springs, Colorado.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 was approximately $2,988,000 compared to net income of approximately $6,809,000 for the corresponding period in 2001. The Partnership recorded net income of approximately $2,407,000 for the three months ended September 30, 2002 compared to net income of approximately $895,000 for the corresponding period in 2001. The decrease in net income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized during the nine months ended September 30, 2001, a decrease of approximately $2,894,000 in interest payments received and therefore recognized on the Master Loan, and an increase in total expenses partially offset by a gain on foreclosure of real estate of $1,831,000. The reduction of the provision for impairment loss on the Master Loan was recognized due to an increase in the net realizable value of the collateral properties and the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace during the nine months ended September 30, 2001. The General Partner evaluates the net realizable value on a semi-annual basis or when circumstances dictate that it should be analyzed. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The gain on foreclosure of real estate was due to the foreclosure of four properties (Silverado Apartments, The Knolls Apartments, Indian Creek Apartments, and Tates Creek Village Apartments). The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. The foreclosure process on the remaining five properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

Excluding the items related to the Master Loan, and the gain on foreclosure of real estate, the Partnership's net income for the nine months ended September 30, 2002 and 2001 was approximately $771,000 and $353,000, respectively. For the three months ended September 30, 2002 and 2001, the Partnership had net income of approximately $576,000 and $319,000, respectively. The increase in income for the three and nine month periods ended September 30, 2002 is due to an increase in total revenues which more than offset an increase in total expenses.

The increase in total revenues for the nine months ended September 30, 2002 is due to increases in rental income. The increase in total revenue for the three months ended September 30, 2002 is due to an increase in rental income and other income. The increase in rental income is due to the addition of the four foreclosed properties and increased rental rates at Sterling Apartment Homes and Sterling Commercial Center offset by a decrease in occupancy at The Sterling Commerce Center and The Sterling Apartment Homes and a decrease in average rental rates at The Loft Apartments. The increase in other income for the three months ended September 30, 2002 is due to the foreclosure of the four properties and an increase in utility reimbursements at The Sterling.

Total expenses increased for the three and nine month periods ended September 30, 2002 due to the foreclosure of the four properties. Exclusive of the foreclosure, expenses decreased due to decreases in operating expense and depreciation expense. For the three months ended September 30, 2002 these decreases were partially offset by an increase in general and administrative expense. Operating expense decreased primarily due to a decrease in property and maintenance expenses. Property expense decreased due to a decrease in salaries and related benefits and utility expenses at The Loft Apartments and The Sterling. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling.

General and administrative expense increased for the three month period ended September 30, 2002 due to the timing of an increase in the payment of a business privilege tax paid to the city of Philadelphia and an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,560,000 compared to approximately $1,007,000 at September 30, 2001. Cash and cash equivalents increased approximately $638,000 since December 31, 2001 due to approximately $3,518,000 of cash provided by operating activities partially offset by approximately $2,639,000 and $241,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacement and net deposits to escrow accounts maintained by the mortgage lenders partially offset by principal payments received on the Master Loan and distributions received from investments in affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local, legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Registrant's properties are detailed below.

The Loft

The Partnership budgeted approximately $114,000 for capital improvements during 2002 consisting of floor covering replacements, water submetering and swimming pool improvements. During the nine months ended September 30, 2002, the Partnership completed approximately $72,000 of capital improvements, consisting primarily of floor covering replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

The Partnership budgeted approximately $1,697,000 for capital improvements during 2002 consisting primarily of window replacement and, to a lesser extent, appliance and floor covering replacements. During the nine months ended September 30, 2002, the Partnership completed approximately $161,000 of capital improvements consisting primarily of parking area resurfacing, office computers, floor covering replacements and electrical and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

Approximately $3,000 is budgeted for the fourth quarter of 2002 for capital improvements at Silverado Apartments, consisting primarily of floor covering replacements, appliance replacements, and plumbing improvements. The Partnership completed approximately $4,000 of capital improvements at Silverado Apartments as of September 30, 2002, consisting primarily of miscellaneous fixed assets. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

Approximately $23,000 is budgeted for the fourth quarter of 2002 for capital improvements at The Knolls Apartments, consisting primarily of floor covering replacements, and structural improvements. The Partnership completed approximately $20,000 of capital improvements at The Knolls Apartments as of September 30, 2002, consisting primarily of sewer upgrades and air conditioning unit replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

Approximately $14,000 is budgeted for the fourth quarter of 2002 for capital improvements at Indian Creek Village Apartments, consisting primarily of floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $7,000 of capital improvements at Indian Creek Village Apartments as of September 30, 2002, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tates Creek Village Apartments

Approximately $14,000 is budgeted for the fourth quarter of 2002 for capital improvements at Tates Creek Village Apartments, consisting primarily of floor covering and cabinets. The Partnership completed approximately $12,000 of capital improvements at Tates Creek Village Apartments as of September 30, 2002, consisting primarily of floor covering and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserve and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $52,935,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $18,907,000 on December 1, 2005, October 1, 2008 and during 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                     Nine months          Per          Nine months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $1,856           $ 9.23           $ 6,003           $29.86
Surplus (1)               474             2.38             8,826            44.34
                       $2,330           $11.61           $14,829           $74.20

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,581 limited partnership units (the "Units") in the Partnership representing 65.10% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.10% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired, and the investment properties foreclosed upon in the third quarter of 2002 are recorded at fair market value. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

CCEP Property Operations

CCIP has foreclosed on four of the properties that collaterize the Master Loan (see "Results of Operations"). During the third quarter of 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. The foreclosure process on the remaining five properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. When CCEP no longer has title to any properties, it will be dissolved.

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

During the three months ended September 30, 2002, the change in net liabilities remained constant, but was affected by an increase in cash and cash equivalents due to the operating cash generated by the Partnership's investment properties and decreases in restricted escrows, investment in affiliated partnerships, investment properties, mortgage notes payable and Master Loan and interest payable due to the foreclosure of four of the investment properties held by CCEP as discussed in "Results of Operations".

During the nine months ended September 30, 2002 and 2001, CCEP paid approximately $88,000 and $7,780,000 in principal payments on the Master Loan.
Approximately $88,000 and $336,000 was received during the nine months ended September 30, 2002 and 2001, respectively, representing cash received on certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the nine months ended September 30, 2001 approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds from the refinancing of the mortgages encumbering nine of the investment properties in 2000. These amounts were paid from the sales proceeds of one of CCEP's investment properties and on certain investments by CCEP, which are required to be transferred to the Partnership per the Master Loan Agreement.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the Loan. Based upon the fact that the Loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2002, a 100 basis point increase or decrease in market interest rates would impact the net income of the Partnership by approximately $500,000.

The following table summarizes the Partnership's debt obligations at September 30, 2002. The interest rate represent the weighted-average rate. The fair value of the debt obligations approximated the recorded value as of September 30, 2002.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term         Average Interest
                               Debt             Rate 7.29%
                                              (in thousands)
                               2002            $    249
                               2003               1,042
                               2004               1,118
                               2005               5,105
                               2006               1,210
                            Thereafter           44,211
                              Total            $ 52,935

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                        EXHIBIT 3.3 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (incorporated by reference to the 1990 Annual Report).

                        EXHIBIT 99 Certification of Chief Executive Officer and Chief Financial Officer

                        EXHIBIT 99.1 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the nine months ended September 30, 2002 and 2001.

            b. Reports on Form 8-K during the quarter ended September 30, 2002:

                        Current Report on Form 8-K dated August 4, 2002 and filed on August 23, 2002 disclosing the acquisition through execution of deeds in lieu of foreclosure of four properties owned by Consolidated Capital Equity Properties.

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                                 By:     CONCAP EQUITIES, INC.
                                          General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President and
                                         Chief Accounting Officer

                                 Date:   November 19, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  ConCap
                                    Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap   Equities,   Inc.,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    _____________________
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                    _____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


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

                           September 30, 2002 and 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
a)
                         CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2002



Assets
  Cash and cash equivalents                                      $ 1,628
  Receivables and deposits                                           258
  Other assets                                                       245
  Investment properties                                           44,000
                                                                  46,131
Liabilities
  Accounts payable                                                   120
  Tenant security deposit liabilities                                320
  Accrued property taxes                                             650
  Other liabilities                                                  457
  Mortgage notes payable                                          28,540
  Master Loan and interest payable                                16,044
                                                                  46,131

Net liabilities in liquidation                                     $ --

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

                See Accompanying Notes to Consolidated Financial Statements

c)
                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                       Three Months           Nine Months
                                                           Ended                 Ended
                                                 March 31,   September 30,   September 30,
                                                    2002          2001           2001
                                                               (restated)    (restated)
Revenues:
   Rental income                                 $  3,877     $  4,093       $ 12,417
   Other income                                       494          690          1,584
      Total revenues                                4,371        4,783         14,001
Expenses:
   Operating                                        1,839        2,174          5,929
   General and administrative                         228          216            609
   Depreciation                                       564          504          2,564
   Property taxes                                     307          333            928
   Interest                                        12,875       11,579         34,996
      Total expenses                               15,813       14,806         45,026

Loss from continuing operations                   (11,442)     (10,023)       (31,025)
Loss from discontinued operations                      --           --            (35)
Gain on sale of discontinued
   operations (Note D)                                 --           --          4,377

Net loss                                         $(11,442)    $(10,023)      $(26,683)

Net loss allocated to general partner (1%)       $   (114)    $   (100)      $   (267)
Net loss allocated to limited partners (99%)      (11,328)      (9,923)       (26,416)
                                                 $(11,442)    $(10,023)      $(26,683)


                See Accompanying Notes to Consolidated Financial Statements


d)

            CONSOLIDATED statement of changes in net liabilities in liquidation
                                   (Unaudited)
                                 (in thousands)

                      Three Months Ended September 30, 2002


Net liabilities in liquidation at March 31, 2002                       $     --

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                    423
   Increase in receivables and deposits                                      34
   Decrease in restricted escrows                                          (625)
   Decrease in other assets                                                 (97)
   Decrease in investment in affiliated partnerships                     (1,371)
   Decrease in investment properties                                    (50,660)
   Decrease in accounts payable                                             194
   Decrease in tenant security deposit liabilities                          120
   Increase in accrued taxes                                               (280)
   Decrease in other liabilities                                            270
   Decrease in mortgage notes payable                                    25,971
   Decrease in Master Loan and interest payable                          26,021
Net liabilities in liquidation at September 30, 2002                   $     --


                See Accompanying Notes to Consolidated Financial Statements

e)

                         CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 2000                 $ (3,685)      $(364,783)    $(368,468)

Net loss for the nine months
   ended September 30, 2001              (267)        (26,416)       (26,683)

Partners' deficit
   at September 30, 2001             $ (3,952)      $(391,199)     $(395,151)

Partners' deficit
   at December 31, 2001              $ (4,054)      $(401,304)     $(405,358)

Net loss for the three months
   ended March 31, 2002                  (114)        (11,328)       (11,442)

Partners' deficit at
   March 31, 2002                    $ (4,168)      $(412,632)     $(416,800)

Adjustment to liquidation basis
   (Note E)                                                          416,800

Net liabilities in liquidation
  of March 31, 2002                                               $      --

                See Accompanying Notes to Consolidated Financial Statements

f)
                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months  Nine Months
                                                                 Ended         Ended
                                                               March 31,   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net loss                                                      $(11,442)    $(26,683)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                     604        2,724
   Gain on sale of discontinued operations                            --       (4,377)
   Change in accounts:
      Receivables and deposits                                        56          747
      Other assets                                                  (430)        (124)
      Accounts payable                                                36         (182)
      Tenant security deposit liabilities                             --          (24)
      Accrued property taxes                                         114          684
      Other liabilities                                              163          (15)
      Accrued interest on Master Loan                             11,769       28,323
       Net cash provided by operating activities                     870        1,073

Cash flows from investing activities:
  Property improvements and replacements                            (617)      (2,449)
  Proceeds from sale of investment property                           --        6,019
  Net deposits to restricted escrows                                 (10)         (74)

       Net cash (used in) provided by investing activities          (627)       3,496

Cash flows from financing activities:
  Principal payments on Master Loan                                   --       (7,780)
  Principal payments on notes payable                               (323)        (911)
  Loan costs paid                                                    (36)         (99)
       Net cash used in financing activities                        (359)      (8,790)

Net decrease in cash and cash equivalents                           (116)      (4,221)
Cash and cash equivalents at beginning of period                   1,321        5,894
Cash and cash equivalents at end of period                      $  1,205     $  1,673
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,068     $  6,542
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                             $     --     $    122

                See Accompanying Notes to Consolidated Financial Statements


g)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Investment Partners, L.P. ("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement and to foreclose or to execute a deed in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is experiencing. Upon completion of the foreclosures or execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern, and it will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities requires many estimates and assumptions. There are substantial uncertainties in completing the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Note B - Master Loan and Accrued Interest Payable

The General Partner has been in negotiations with CCIP with respect to its options which include CCIP foreclosing on the properties in CCEP which collateralize the Master Loan or extending the terms of the Master Loan. CCIP decided to foreclose on the properties that collaterize the Master Loan. CCIP began the process of executing deeds in lieu of foreclosure during the third quarter of 2002 on all the investment properties of the Partnership. During August 2002 the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. The foreclosure process on the remaining five properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by the Partnership were vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. As a result, during the nine months ended September 30, 2002, CCIP assumed responsibility for the operations of such properties. When the Partnership no longer has title to any properties, it will be dissolved.

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

During the nine months ended September 30, 2002 and 2001, CCEP paid approximately $88,000 and $7,780,000 in principal payments on the Master Loan. Approximately $88,000 and $336,000 was paid during the nine months ended September 30, 2002 and 2001, respectively, representing cash received on certain investments. These funds are required to be transferred to CCIP under the terms of the Master Loan. In addition, during the nine months ended September 30, 2001 approximately $6,019,000 was paid representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was paid representing additional proceeds from the refinancing of the mortgages encumbering nine of the investment properties in 2000. These amounts were paid from the sales proceeds of one of CCEP's investment properties and on certain investments by CCEP, which are required to be transferred to CCIP per the Master Loan Agreement.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $620,000 and $695,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $164,000 for each of the nine month periods ended September 30, 2002 and 2001, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $386,000 and $1,169,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $60,000 and $858,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Magnolia Trace in January 2001, the Partnership paid the General Partner a fee of $206,000 in compensation for its role in the sale. This Partnership fee is included in gain on sale of discontinued operations.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2001 annual report. Such interest payments totaled approximately $386,000 and $3,280,000 for the nine months ended September 30, 2002 and 2001, respectively.

There were no advances on the Master Loan during the nine months ended September 30, 2002 or 2001. During the nine months ended September 30, 2002 and 2001, CCEP paid approximately $88,000 and $7,780,000, respectively, to CCIP as principal payments on the Master Loan.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $224,000 and $259,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Sale of Property

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Magnolia Trace as loss from discontinued operations. The Partnership recognized a loss from discontinued operations for the nine months ended September 30, 2001 of approximately $35,000 on revenues of approximately $39,000.

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

Note F - Investment in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

                                                                    Estimated
                                                      Ownership   Net Realizable
Partnership                    Type of Ownership      Percentage      Value

Consolidated Capital            Non-controlling
  Growth Fund                   General Partner         0.40%         $ 47
Consolidated Capital            Non-controlling
  Properties III                General Partner         1.85%           27
Consolidated Capital            Non-controlling
  Properties IV                 General Partner         1.85%          844
                                                                     $ 918

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships were valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation. During the three months ended September 30, 2002 these investments were assigned to CCIP as part of the foreclosure process of the assets of CCEP (see "Note B").