Form 10-K
period 2002-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2003-03-31
CIK 352983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                Securities registered pursuant to Section 12(b) of the Act:

                                      None

                Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X__ No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was originally formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Consolidated Capital Equity Partners ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former Corporate General Partner of the Partnership. See "Status of the Master Loan" for a description of the loan and settlement of EP's bankruptcy.

Through December 31, 2002, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 2002, the balance of the Master Loan, net of the allowance for possible losses, was approximately $14,144,000. EP used the proceeds from these loans to acquire 18 apartment complexes and four office complexes, which served as collateral for the Master Loan. EP's successor in bankruptcy (as more fully described in "Status of the Master Loan") currently owns 4 apartment complexes. The Partnership acquired The Loft Apartments through foreclosure in 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Sterling was also collateral on the Master Loan. In 2002, the General Partner decided to foreclose on the remaining properties that collateralize the Master Loan. The General
Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During the year ended December 31, 2002 the Partnership acquired four of the properties held by CCEP through deeds in lieu of foreclosure. In addition, one property held by CCEP was sold in December 2002. All these properties had been collateral on the Master Loan. The foreclosure process on the remaining four properties held by CCEP is ongoing. For a brief description of the properties owned by the Partnership, refer to "Item 2 - Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in "Item 7" of this Form 10-K.

Segments

Segment data for the years ended December 31, 2002, 2001 and 2000 is included in "Item 8. Financial Statements - Note K" and is an integral part of the Form 10-K.

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

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrues at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments are currently payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During the year ended December 31, 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by CCEP will be transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership will assume responsibility for the operations of such properties.

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

Item 2.  Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2002:


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

Silverado Apartments              8/09/02    Fee ownership, subject to  Apartment
 El Paso, TX                                 a first mortgage           248 units

The Knolls Apartments             8/09/02    Fee ownership, subject to  Apartment
 Colorado Springs, CO                        a first mortgage           262 units

Indian Creek Village
 Apartments                       8/09/02    Fee ownership, subject to  Apartment
 Overland Park, KS                           a first mortgage           274 units

Tates Creek Village
 Apartments                       8/13/02    Fee ownership, subject to  Apartment
 Lexington, KY                               a first mortgage           204 units

(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2002.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)


The Loft Apartments       $ 7,579      $ 4,258     5-30 yrs    S/L       $ 4,665
The Sterling Apartment
  Homes and Commerce
  Center                   35,966       14,578     5-30 yrs    S/L        24,975
Silverado                   4,792           39     5-30 yrs    S/L         4,727
The Knolls                 15,173          111     5-30 yrs    S/L        14,996
Indian Creek Village       12,228          110     5-30 yrs    S/L        12,034
Tates Creek Village         6,339           62     5-30 yrs    S/L         6,225
                          $82,077      $19,158                           $67,612

See  "Note A" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2002.


                        Principal                                           Principal
                        Balance At
                       December 31,
                                                                             Balance
                                        Interest       Period   Maturity     Due At
      Property             2002           Rate       Amortized    Date    Maturity (1)
                      (in thousands)                                           (in
                                                                           thousands)
The Loft Apartments
  1st mortgage           $ 4,139          6.95%      360 months 12/01/05     $ 3,903
The          Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage             21,972         6.77%      120 months 10/01/08      19,975
Silverado Apartments
 1st mortgage              3,360          7.87%      240 months 11/01/10       2,434
The Knolls
  1st mortgage             9,433          7.78%      240 months 03/01/10       7,105
Indian Creek Village
  1st mortgage             8,340          7.83%      240 months 01/01/10       6,351
Tates Creek Village
  1st mortgage             4,017          7.78%      240 months 04/01/10        3,017
                         $51,261
Unamortized mortgage
 premiums                  1,388
                         $52,649                                            $ 42,785

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Registrant's ability to prepay these mortgages and other specific details about the mortgages.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                               Average Annual            Average
                                                Rental Rates            Occupancy
 Property                                    2002          2001       2002    2001

 The Loft Apartments                     $ 8,605/unit  $ 8,985/unit   90%     92%
 The Sterling Apartment Homes
   (residential)                          16,974/unit   16,476/unit   91%     95%
 The Sterling Commerce Center
   (commercial)                            18.17/s.f.    16.73/s.f.   56%     86%
 Silverado Apartments
   (residential)                          6,661/unit    5,988/unit    96%     91%
 The Knolls Apartments
   (residential)                         10,106/unit    8,242/unit    88%     96%
 Indian Creek Village Apartments
   (residential)                          9,824/unit    8,574/unit    92%     94%
 Tates Creek Village Apartments
   (residential)                          8,615/unit    7,652/unit    90%     94%

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

The General Partner attributes the decrease in occupancy at the Sterling Apartment Homes, Tates Creek Village, and The Knolls Apartments to the competitive market of the apartment industry in the properties' locations. The increase in occupancy at Silverado Apartments is due to increased marketing efforts.

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

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2003 through the maturities of the current leases.

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent

  2003              12              21,914            336,517         38.38%
  2004               4               9,611            150,409         17.16%
  2005               4               5,608            116,106         13.24%
  2006               1               3,838             70,440          8.04%
  2007               3               7,347            203,249         23.18%

No commercial tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were:

                                         Billing         Rate
                                 (in thousands)
The Loft Apartments                        $ 88           0.99%
The Sterling Apartment Homes and
  Commerce Center                           740           8.82%
Silverado Apartments                        186           3.00%
The Knolls Apartments                        64           5.69%
Indian Creek Village Apartments             118           9.56%
Tates Creek Village Apartments               58           0.96%

Capital Improvements:

The Loft

During the year ended December 31, 2002, the Partnership completed approximately $153,000 of capital improvements, consisting primarily of floor covering replacements, a water submetering project, and swimming pool improvements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $55,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

During the year ended December 31, 2002, the Partnership completed approximately $171,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of parking area resurfacing, floor covering replacements, electrical and heating upgrades and office computers. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and expects to budget approximately $161,000 for the apartments and approximately $13,000 for the Commerce Center. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

The Partnership completed approximately $18,000 of capital improvements at Silverado Apartments as of December 31, 2002, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $639,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

The Partnership completed approximately $173,000 of capital improvements at The Knolls Apartments as of December 31, 2002, consisting primarily of structural improvements, and floor covering, appliance and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $79,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

The Partnership completed approximately $28,000 of capital improvements at Indian Creek Village Apartments as of December 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $76,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tates Creek Village Apartments

The Partnership completed approximately $39,000 of capital improvements at Tates Creek Village Apartments as of December 31, 2002, consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $169,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as replacement reserve and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000. The Partnership currently has 11,512 holders of record owning an aggregate of 199,043.2 Units. Affiliates of the General Partner owned 129,682.6 units or 65.15% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000, 2001 and 2002:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)

       01/01/00 - 12/31/00           $ 47,880 (1)            $240.55

       01/01/01 - 12/31/01             15,757 (2)              78.83

       01/01/02 - 12/31/02              3,572 (3)              17.79

        01/01/03 - 1/31/03              1,993 (4)               9.99

(1) Distributions were made from surplus funds, approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP.

(2) Consists of approximately $6,646,000 of cash from operations and approximately $9,111,000 of cash from surplus funds, of which approximately $1,425,000 was from the receipt of previously undistributed net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP.

(3)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(4)   Consists  of   approximately   $362,000  of  cash  from   operations   and
      approximately $1,631,000 of cash from surplus funds which was from sales proceeds from CCEP.

Future distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit further distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to planned capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,682.6 limited partnership units in the Partnership representing 65.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                           FOR THE YEARS ENDED DECEMBER 31,
                               2002         2001         2000         1999         1998
STATEMENTS OF OPERATIONS
                                         (in thousands, except per unit data)

Total revenues             $   14,646   $   15,484   $   14,193   $   13,545   $   14,394
Total expenses                (13,159)     (11,582)     (10,823)      (9,773)      (9,087)
Reduction in provision
 for impairment loss               --        3,176       14,241           --       23,269
Net income from
 continuing operations          1,487        7,078       17,611        3,772       28,576
Gain on foreclosure of
 real estate                    1,831           --           --           --           --
Net income                 $    3,318   $    7,078   $   17,611   $    3,772   $   28,576
Net income per Limited
  Partnership Unit         $    16.50   $    35.20   $    87.59   $    18.76   $   142.12

Distributions per Limited
  Partnership Unit         $    17.79   $    78.83   $   240.55   $   113.65   $   143.58
Limited Partnership Units
  outstanding               199,043.2    199,045.2    199,045.2    199,045.2    199,045.2


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2002          2001         2000         1999         1998

                                                  (in thousands)

Total assets              $ 83,331      $ 56,089     $ 65,383     $ 95,668      $115,182

Mortgage note payable     $ 52,649      $ 26,457     $ 26,762     $ 27,074      $ 27,360

The comparability of the information above has been affected by the foreclosure on the four CCEP properties. See "Item 1. Description of Business" for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

Results of Operations

2002 Compared to 2001

The Partnership's net income for the year ended December 31, 2002 was approximately $3,318,000 compared to net income of approximately $7,078,000 for the corresponding period in 2001. The decrease in net income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized during the year ended December 31, 2001, a decrease of approximately $2,894,000 in interest payments received and therefore recognized on the Master Loan, and an increase in total expenses partially offset by the revenues of the four foreclosed properties and by a gain on foreclosure of real estate of approximately $1,831,000. The reduction of the provision for impairment loss on the Master Loan was recognized in 2001 due to an increase in the net realizable value of the collateral properties and the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace Apartments during the year ended December 31, 2001. The General Partner evaluates the net realizable value on a semi-annual basis or when circumstances dictate that it should be analyzed. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The gain on foreclosure of real estate was due to the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General
Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002 (see "CCEP Property Operations" for further discussion). The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by CCEP are transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

Excluding the items related to the Master Loan, and the gain on foreclosure of real estate, the Partnership's net income for the year ended December 31, 2002 and 2001 was approximately $1,101,000 and $622,000, respectively. This increase in net income for the year ended December 31, 2002 is due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues for the year ended December 31, 2002 is due to increases in rental income and other income. The increase in rental income is due to the addition of the four foreclosed properties and increased rental rates at Sterling Apartment Homes and Sterling Commercial Center, partially offset by a decrease in occupancy at The Sterling Commerce Center and The Sterling Apartment Homes and a decrease in average rental rates at The Loft Apartments. The increase in other income for the year ended December 31, 2002 is due to the foreclosure of the four properties and an increase in utility reimbursements at The Sterling, partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

Total  expenses  increased  for the  year  ended  December  31,  2002 due to the foreclosure of the four properties. Exclusive of the operations of the foreclosed properties, expenses decreased due to decreases in operating expenses and depreciation expense partially offset by an increase in general and administrative expenses. Operating expense decreased primarily due to a decrease in property, amortization and maintenance expenses and management fees. Property expenses decreased due to a decrease in salaries and related benefits and utility expenses at Sterling Apartment Homes and utility charges at The Sterling and The Loft Apartments. Amortization expense decreased due to the write-off in 2001 of unamortized lease commissions relating to a tenant which moved out in December 2001 (see further discussion in 2001 compared to 2000"). Maintenance expenses decreased due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see "Item 8. Financial Statements and Supplementary Data, Note A - Organization and Significant Accounting Policies." Management fees decreased due to reduced rental revenue at The Sterling Apartment Homes and The Sterling Commercial
Center. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling.

General and administrative expense increased for the year ended December 31, 2002 due to an increase in the costs of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement and legal expenses related to the foreclosures of the four properties offset by a decrease due to the timing of an increase in the business privilege tax paid to the city of Philadelphia.

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

The increase in total expenses for the year ended December 31, 2001 was due to an increase in operating and property tax expenses. Operating expenses increased due to an increase in utility expense, primarily natural gas, at The Sterling and to increases in salary and other related benefits at The Sterling and The Loft Apartments. Also, the Partnership experienced a significant increase in amortization expense due to the write-off of unamortized lease commissions relating to a tenant which moved out in December 2001 from The Sterling (See further discussion below). Property tax expense increased due to an increase in the assessed value of The Sterling.

The increase in total revenues for the year ended December 31, 2001 is due to an increase in rental and other income offset by a decrease in interest income and property tax refunds. The increase in rental income was due to an increase in average rental rates at The Sterling and The Loft Apartments and an increase in occupancy at The Sterling Apartment Homes, offset by a decrease in occupancy at The Sterling Commerce Center and a slight decrease in occupancy at The Loft Apartments. Other income increased due to an increase in lease cancellation fees and cable television income at The Sterling and The Loft Apartments and to utility reimbursements and tenant deposit forfeitures at The Sterling Commerce Center and Apartment Homes. The decrease in property tax refunds is due to The Sterling receiving a refund of prior year tax bills which had been under appeal during the year ending December 31, 2000. Interest income decreased due to the release of the working capital reserve requirement (see "Item 8. Financial Statements and Supplementary Data - Note G") which resulted in lower average cash balances in interest bearing accounts.

In December 2001, the Partnership's most significant commercial tenant at The Sterling Commerce Center vacated its space which represented 30.58% of the leaseable commercial space. The Partnership filed a lawsuit against such tenant seeking monetary damages for unpaid rent, including rent which had been abated in favor of the tenant completing significant improvements to its space. The Partnership accepted a settlement whereby the tenant will pay $180,000 in satisfaction of all unpaid rent amounts due and the Partnership will accept possession of the improvements completed by the tenant which have been valued at approximately $498,000. The settlement was paid in 2002. Beginning in 2002, these improvements will be depreciated over their remaining estimated useful lives. As a result of the tenant vacating the space, the Partnership expensed approximately $191,000 in unamortized lease commissions during 2001.

Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $3,175,000 compared to approximately $922,000 at December 31, 2001. Cash and cash equivalents increased approximately $2,253,000 since December 31, 2001 due to approximately $5,427,000 and $956,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $4,130,000 of cash used in financing activities. Cash provided by investing activities consisted of principal payments received on the Master Loan and distributions received from investments in affiliates partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

During the years ended December 31, 2002, 2001 and 2000, the Partnership received approximately $1,719,000, $7,801,000 and $33,634,000, as principal payments on the Master Loan from CCEP. Approximately $88,000 was received on certain investments by CCEP, which were required to be transferred to the Partnership per the Master Loan Agreement. In addition, during 2002 approximately $1,631,000 was received representing net sale proceeds from the sale of Society Park Apartments. For 2001, approximately $357,000 was received on certain investments by CCEP, which were required to be transferred to the Partnership per the Master Loan Agreement. Approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $238,000 was received on certain investments by CCEP, which were required to be transferred to the Partnership per the Master Loan Agreement. Approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP Property Operations" for discussion on CCEP's ability to provide future cash flow as Master Loan debt service. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvements needs of all the properties for the upcoming year and expects to budget approximately $1,179,000 for all the apartment complexes and approximately $13,000 for the Sterling Commerce Center. Additional improvements may be considered in 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $52,649,000 requires monthly payments of principal and interest, and balloon payments of approximately $3,903,000, $19,975,000 and $18,907,000 during 2005, 2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00           $ 47,880 (1)            $240.55
       01/01/01 - 12/31/01             15,757 (2)              78.83
       01/01/02 - 12/31/02              3,572 (3)              17.79
       01/01/03 - 1/31/03               1,993 (4)               9.99

(1) Distributions were made from surplus funds, approximately $28,770,000 of which was from the receipt of net financing and refinancing proceeds from CCEP.

(2) Consists of approximately $6,646,000 of cash from operations and approximately $9,111,000 of cash from surplus funds, of which approximately $1,425,000 was from the receipt of previously undistributed net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP.

(3)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(4)   Consists  of   approximately   $362,000  of  cash  from   operations   and
      approximately $1,631,000 of cash from surplus funds which was from sales proceeds from CCEP.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during 2003 or subsequent periods.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,682.6 limited partnership units (the "Units") in the Partnership representing 65.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

CCEP Property Operations

During the year ended December 31, 2002, CCIP foreclosed on four of the properties that collaterized the Master Loan (see "Item 8. Financial Statements and Supplementary Data - Note C" for further discussion). During the third quarter of 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by CCEP are vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. When CCEP no longer has title to any properties, it will be dissolved.

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

During the period from March 31, 2002 to December 31, 2002, the net change in liabilities remained constant, but was affected by a decrease in cash and cash equivalents, restricted escrows, investment in affiliated partnerships, investment properties, mortgage notes payable and Master Loan and interest payable due to the foreclosure of four of the investment properties held by CCEP as discussed in "Results of Operations" and the sale of Society Park Apartments as discussed below.

On December 31, 2002, the Partnership sold Society Park, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $727,000. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid subsequent to December 31, 2002.

During the year ended December 31, 2002, 2001, and 2000 CCEP paid approximately $1,719,000, $7,801,000, and $33,634,000 in principal payments on the Master Loan. Approximately $88,000, $357,000, and $238,000 was paid during the years ended December 31, 2002, 2001, and 2000, respectively, representing cash received from distributions from three affiliated partnerships. These funds are required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the year ended December 31, 2002 approximately $1,631,000 was paid representing proceeds received from the sale of Society Park Apartments. For 2001, approximately $6,019,000 was paid representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was paid representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $4,526,000 was paid representing net proceeds from the sale of Shirewood and approximately $28,870,000 was paid representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired, and the investment properties foreclosed upon in the third quarter of 2002 were recorded at fair market value at the time of the foreclosures. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Investment in Master Loan to Affiliates and Interest Income Recognition

The investment in the Master Loan is evaluated for impairment based upon the fair value of the collateral properties as the collateral is the sole basis of repayment of the loan. The fair value of the remaining collateral properties is based on the fair market value of those properties. If the fair value of a collateral property increases or decreases for other than temporary conditions, then the allowance on the Master Loan is adjusted appropriately.

The investment in the Master Loan is considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Due to this impairment, interest income is recognized on the cash basis of accounting.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment, population shifts, reduced availability of permanent mortgage financing, changes in zoning laws or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans. Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not impact the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not impact the Partnership's results of operations as it relates to the Loan. See "Item 8 - Financial Statements and Supplementary Data - Note C" for further information.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2002, a 100 basis point increase or decrease in market interest rates would impact Partnership income approximately $513,000.

The following table summarizes the Partnership's debt obligations at December 31, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximates its carrying amount at December 31, 2001.

                       Principal Amount by Expected Maturity

                                              Fixed Rate Debt
                           Long-term Average Interest
                              Debt               Rate 7.10%
                                               (in thousands)
                              2003                $ 1,043
                              2004                  1,119
                              2005                  5,106
                              2006                  1,211
                              2007                  1,305
                           Thereafter              41,477
                              Total               $51,261


Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated  Statements of Operations for the Years ended December 31,
         2002, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 31, 2003

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                  December 31,
                                                                2002          2001
Assets
   Cash and cash equivalents                                  $ 3,175        $ 922
   Receivables and deposits                                        493           488
   Restricted escrows                                            1,114           392
   Other assets                                                    592           604
   Investment in affiliated partnerships (Note I)                  894            --

   Investment in Master Loan to affiliate (Note C)              14,144        26,430
   Investment properties (Notes D and G):
      Land                                                      14,272         3,564
      Buildings and related personal property                   67,805        39,658
                                                                82,077        43,222
      Less accumulated depreciation                            (19,158)      (15,969)
                                                                62,919        27,253
                                                              $ 83,331      $ 56,089
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                            $ 176         $ 126
   Tenant security deposit liabilities                             689           566
   Accrued property taxes                                          326            --
   Other liabilities                                             1,408           603
   Mortgage notes payable (Note D)                              52,649        26,457
                                                                55,248        27,752
Partners' Capital
   General partner                                                 125           123
   Limited partners (199,043.2 units issued and
      outstanding)                                              27,958        28,214
                                                                28,083        28,337


                                                              $ 83,331      $ 56,089

          See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                      2002         2001          2000
Revenues:
   Rental income                                   $ 13,232    $ 11,305      $ 10,826
   Interest income on investment in Master
    Loan to affiliate (Note C)                          386       3,280         2,000
   Reduction of provision for impairment
      loss (Note C)                                      --       3,176        14,241
   Interest income                                       12          78           397
   Other income                                       1,016         821           760
   Property tax refund                                   --          --           210
      Total revenues                                 14,646      18,660        28,434

Expenses:
   Operating                                          5,649       5,168         4,570
   General and administrative                           836         720           711
   Depreciation                                       3,189       2,980         3,036
   Interest                                           2,482       1,889         1,909
   Property taxes                                     1,003         825           597

      Total expenses                                 13,159      11,582        10,823

Income from continuing operations                     1,487       7,078        17,611
Gain on foreclosure of real estate (Note C)           1,831          --            --

Net income (Note B)                                $  3,318    $  7,078      $ 17,611

Net income allocated to general partner (1%)       $     33    $     71      $    176

Net income allocated to limited partners (99%)        3,285       7,007        17,435

                                                   $  3,318    $  7,078      $ 17,611

Per limited partnership unit:
Income from continuing operations                  $   7.39    $  35.20      $  87.59
Gain on foreclosure of real estate                     9.11          --            --

Net income per limited partnership unit            $  16.50    $  35.20      $  87.59

Distributions per limited partnership unit         $  17.79    $  78.83      $ 240.55

          See Accompanying Notes to Consolidated Financial Statements



                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                     Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' (deficit) capital at
   December 31, 1999                   199,045.2     $   (58)   $ 67,343    $ 67,285

Distributions to partners                     --          --     (47,880)    (47,880)

Net income for the year
   ended December 31, 2000                    --         176      17,435      17,611

Partners' capital
   at December 31, 2000                199,045.2         118      36,898      37,016

Distributions to partners                     --         (66)    (15,691)    (15,757)

Net income for the year ended
   December 31, 2001                          --          71       7,007       7,078

Partners' capital at
   December 31, 2001                   199,045.2         123      28,214      28,337

Abandonment of limited partnership
 units (Note J)                             (2.0)         --          --          --

Distributions to partners                     --         (31)     (3,541)     (3,572)

Net income for the year ended
   December 31, 2002                          --          33       3,285       3,318

Partners' capital at
   December 31, 2002                   199,043.2     $   125    $ 27,958    $ 28,083

          See Accompanying Notes to Consolidated Financial Statements



                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                            2002       2001       2000
Cash flows from operating activities:
Net income                                                $  3,318   $  7,078  $ 17,611
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Gain on foreclosure of real estate                      (1,831)        --        --
    Depreciation                                             3,189      2,980     3,036
    Amortization of loan costs, lease commissions and
     mortgage premiums                                          43        316       133
    Reduction of provision for impairment loss                  --     (3,176)  (14,241)
    Change in accounts:
         Receivables and deposits                                6        518       192
         Other assets                                          (24)        78       (22)
         Accounts payable                                       50        (63)       81
         Tenant security deposit liabilities                    (5)      (109)      101
         Accrued property taxes                                 88         --        --
         Other liabilities                                     593       (138)      114
Net cash provided by operating activities                    5,427      7,484     7,005

Cash flows from investing activities:
    Property improvements and replacements                    (582)      (398)   (1,647)
    Lease commissions paid                                      --         --       (74)
    Net (deposits to) receipts from restricted escrows        (205)        61       147
    Principal receipts on Master Loan                        1,719      7,801    33,634
    Distributions from affiliated partnerships                  24         --        --
Net cash provided by investing activities                      956      7,464    32,060

Cash flows from financing activities:
    Loan costs paid                                             --         --       (12)
    Distributions to partners                               (3,572)   (15,757)  (47,880)
    Payments on mortgage notes payable                        (558)      (305)     (312)
Net cash used in financing activities                       (4,130)   (16,062)  (48,204)

Net increase (decrease) in cash and cash
    equivalents                                              2,253     (1,114)   (9,139)
Cash and cash equivalents at beginning of year                 922      2,036    11,175

Cash and cash equivalents at end of year                  $  3,175   $    922  $  2,036

Supplemental disclosure of cash flow information:
     Cash paid for interest                               $  2,467   $  1,702  $  1,992
Supplemental disclosure of non-cash transactions:
     Property improvements and replacements
      capitalized as part of a settlement with a
      tenant that vacated its space                       $     --   $    498  $     --

          See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2002, Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments were foreclosed upon by the Partnership. In connection with the foreclosure on these properties, the following accounts were adjusted by the non-cash amounts noted below:


                                                            2002

                  Receivables and deposits               $    (66)
                  Investment in Master Loan
                    to affiliates                          10,567
                  Restricted escrows                         (517)
                  Other assets                                 11
                  Investment properties                   (38,273)
                  Investments in affiliated
                    partnerships                             (918)
                  Tenant security deposit
                     liabilities                              128
                  Accrued property taxes                      238
                  Other liabilities                           212
                  Mortgage notes payable                   26,787
                  Gain on foreclosure of
                    real estate                          $ (1,831)

          See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 2002, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

The Partnership now owns and operates five apartment properties one each in North Carolina, Texas, Colorado, Kansas and Kentucky and one multiple-use complex in Pennsylvania. Also, the Partnership is the holder of the Master Loan which is collateralized by the four remaining apartment properties of CCEP which are located in Florida.

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

Reclassifications: Certain reclassifications have been made to the 2000 and 2001 information to conform to the 2002 presentation.

Allocation of Profits, Gains, and Losses: The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,045.2 Units for 2002, 2001 and 2000 (see "Note J" for further information).

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $3,220,000 and $840,000 at December 31, 2002 and 2001, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At the time of the 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. Additionally, monthly deposits are required pursuant to the mortgage agreement. At December 31, 2002 and 2001, the balance in this reserve was approximately $211,000 and $121,000, respectively.

In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. As of December 31, 2002 and 2001, the balance was approximately $384,000 and $271,000, respectively.

At the time of refinancing of The Knolls in September 2000, approximately $505,000 of the proceeds were designated for a replacement reserve fund for certain capital replacements. At December 31, 2002, the balance in the replacement reserve fund was approximately $519,000.

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

Loan Costs: As of December 31, 2002 and 2001, loan costs of approximately $569,000 for both years less accumulated amortization of approximately $275,000 and $219,000 respectively, are included in other assets. These costs are amortized on a straight-line method over the life of the loans. Amortization expense was approximately $45,000 and $47,000 for the years ended December 31, 2002 and 2001, respectively, and is included in interest expense. Amortization expense is expected to be $57,000 for each of the years 2003 through 2005 and $45,000 for each of the years 2006 and 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of five apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002, 2001 or 2000.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $109,000 in 2002 compared to 2001.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership believes that the carrying amount of its long-term debt approximates its fair market value due to the fact that the mortgages on the foreclosed properties were recorded at their fair market value at the date of foreclosure. The carrying amount of the Partnership's investment in the Master Loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

Investment in Master Loan: In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", the allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, minimum rents are recognized over the terms of the leases and the Partnership fully reserves all balances outstanding over thirty days.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At both December 31, 2002 and 2001, capitalized lease commissions totaled approximately $231,000 with accumulated amortization of approximately $175,000 and $151,000, respectively. During the year ended December 31, 2001, lease commissions of approximately $313,000 and accumulated amortization of approximately $122,000 was written off as a result of the tenant to which these lease commissions related vacating its space.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $113,000, $67,000 and $71,000 for the years ended December 31, 2002, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to this Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS 145 effective April 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                                    2002          2001        2000

Net income as reported                          $ 3,318         $ 7,078      $17,611
Add (deduct):
   Deferred revenue and other liabilities         1,150            (157)         195
   Depreciation differences                         460             398          499
   Accrued expenses                                  (9)              7           21
   Interest income                                3,207          (3,280)      (2,000)
   Differences in valuation allowances               --          (3,176)     (14,241)
   Gain on foreclosure                           (3,243)             --           --
   Other                                          1,371              90           14

Federal taxable income                          $ 6,254         $   960      $ 2,099
Federal taxable income per
     limited partnership unit                   $ 31.10         $  4.78      $ 10.44

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                December 31,
                                           2002              2001

Net assets as reported                  $ 28,083          $28,337
Land and buildings                           930              433
Accumulated depreciation                   3,763            3,303
Interest receivable                           --               44
Syndication fees                          22,500           22,500
Other                                      2,255              233
Net assets - Federal tax basis          $ 57,531          $54,850

Note C - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At December 31, 2002, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 2002, 2001 and 2000, the Partnership recorded approximately $386,000, $3,280,000, and $2,000,000 respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate reduction of $3,176,000 and $14,241,000 in the provision for impairment loss recognized during the years ended December 31, 2001 and 2000, respectively, is attributed to an increase in the net realizable value of the collateral properties and to the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace in January 2001 and the refinancing and financing proceeds of the collateral properties during 2000. There was no change in the provision for impairment loss during the year ended December 31, 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the Statement of Operations for the period September 1, 2002 through December 31, 2002.

The following table sets forth the Partnership's non-cash activities during the year ended December 31, 2002 with respect to the foreclosure of Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments:

             Investment properties (a)                    $  38,273
             Investments in affiliated partnerships (b)         918
             Mortgage notes payable (c)                     (26,787)
             Master loan, net of allowance (d)              (10,567)
             Other assets received, net of
               other liabilities assumed                         (6)

             Gain on foreclosure of real estate           $   1,831

(a) Amount represents the estimated fair value of the properties. The fair value was determined by appraisals obtained in September 2000 from an independent third party which have been updated by management using the net operating income of all of the applicable collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See "Note J".

(c) Amount represents the present value on the mortgages encumbering the investment properties acquired through foreclosure, discounted at a rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the four properties acquired through foreclosure.

Proforma results of operations assuming the foreclosure of Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments occurred at January 1, 2001 are as follows (in thousands, except per unit data):

                            Years Ended December 31,
                                  2002            2001

Revenues                        $19,074          $26,309
Net income                        3,213            8,174

Net income per limited
  partnership unit              $ 15.98          $ 40.66

The  principal  balance  of the  Master  Loan  due to  the  Partnership  totaled approximately  $14,144,000  and  $26,430,000  at  December  31,  2002 and  2001,
respectively. This amount represents the fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $462,000, $38,763,000 and $39,287,000 for the years ended December 31, 2002, 2001 and
2000, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At December 31, 2002 and 2001, such cumulative unrecognized interest totaling approximately $462,000 and $345,024,000 was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan of approximately $376,239,000 was forgiven by the Partnership during the third quarter of 2002. The remaining collateral properties are encumbered by first mortgages totaling approximately $23,290,000 as of December 31, 2002, which are senior to the Master Loan. This has been taken into consideration in determining the fair value of the Master Loan.

During the years ended December 31, 2002, 2001 and 2000, the Partnership made no advances to CCEP on Master Loan.

During the years ended December 31, 2002, 2001 and 2000, the Partnership received approximately $1,719,000, $7,801,000 and $33,634,000, as principal payments on the Master Loan from CCEP. Approximately $88,000, $357,000 and $238,000 was received during the years ended December 31, 2002, 2001, and 2000, respectively, representing cash received from distributions from three affiliated partnerships which are required to be transferred to the Partnership per the Master Loan Agreement. In addition, during the year ended December 31, 2002, approximately $1,631,000 was received representing net proceeds from the sale of Society Park in December 2002. During the year ended December 31, 2001, approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $4,526,000 was received representing net proceeds from the sale of Shirewood and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties.

The investment in the Master Loan consists of the following:

                                                        As of December 31,
                                                         2002          2001
                                                          (in thousands)

         Master Loan funds advanced
             at beginning of year                   $ 26,430       $ 34,231
         Foreclosure write off                       (10,567)            --
         Principal receipts on Master Loan            (1,719)        (7,801)

         Master Loan funds advanced
             at end of year                         $ 14,144       $ 26,430

The allowance for impairment loss on Master Loan consists of the following:

                                                     As of December 31,
                                                       2002        2001
                                                       (in thousands)

Allowance for impairment loss on Master
  Loan, beginning of year                          $     --     $  3,176
Reduction of impairment loss                             --       (3,176)

Allowance for impairment loss on Master
  Loan, end of year                                $     --     $     --

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                          Principal        Monthly                       Principal
                         Balance At
                        December 31,
                                           Payment                        Balance
                                         (including   Interest Maturity    Due At
      Property          2002     2001     interest)     Rate     Date     Maturity
                       (in thousands)        (in                            (in
                                         thousands) thousands)
The Loft Apartments
  1st mortgage        $ 4,139  $ 4,210      $ 30        6.95%  12/01/05   $ 3,903
The          Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage          21,972   22,247      149        6.77%  10/01/08    19,975
Silverado
  1st mortgage           3,360       --       29        7.87%  11/01/10     2,434
The Knolls
  1st mortgage           9,433       --       81        7.78%  03/01/10     7,105
Indian Creek Village
  1st mortgage           8,340       --       72        7.83%  01/01/10     6,351
Tates Creek Village
  1st mortgage           4,017       --       35        7.78%  04/01/10     3,017
                      $ 51,261 $ 26,457     $396                         $ 42,785
Unamortized mortgage
 loan premium           1,388
                      $52,649

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The carrying amount of the Partnership's long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages as determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $1,388,000 is net of accumulated amortization of approximately $37,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                  Mortgage Note

                      2003                   $ 1,043
                      2004                     1,119
                      2005                     5,106
                      2006                     1,211
                      2007                     1,305
                   Thereafter                 41,477
                     Total                   $51,261

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $695,000, $640,000 and $580,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $454,000, $332,000 and $510,000 for the years ended December 31, 2002, 2001 and 2000, respectively which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $256,000 and $60,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,682.6 limited partnership units (the "Units") in the Partnership representing 65.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note F - Commitments

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

Note G - Investment Properties and Accumulated Depreciation

Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)


                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Loft Apartments             $ 4,139         $ 1,053       $ 4,147        $  2,379
The Sterling Apt Homes
 and Commerce Center             21,972           2,567        12,341          21,058
Silverado                         3,360             966         3,807              18
The Knolls                        9,433           4,318        10,682             173
Indian Creek Village              8,340           3,975         8,225              28
Tates Creek Village               4,017           1,449         4,851              39
Total                           $51,261         $14,328       $44,053        $ 23,695



                  Gross Amount At Which Carried
                      At December 31, 2002
                         (in thousands)

                           Buildings
                          And Related
                            Personal                Accumulated       Date      Depreciable
  Description     Land      Property     Total     Depreciation     Acquired    Life-Years
                                                  (in thousands)
The Loft        $   997     $ 6,582    $  7,579       $ 4,258       11/19/90       5-30
The Sterling      2,567      33,399      35,966        14,578       12/01/95       5-30
Silverado           966       3,826       4,792            39       08/09/02       5-30
The Knolls        4,318      10,855      15,173           111       08/09/02       5-30
Indian Creek
 Village          3,975       8,253      12,228           110       08/09/02       5-30
Tates Creek
 Village          1,449       4,890       6,339            62       08/13/02       5-30
  Totals        $14,272     $67,805     $82,077       $19,158


Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Real Estate
Balance, real estate at beginning of year       $43,222       $42,326
   Acquisition of properties through
    Foreclosure                                  38,273            --
    Property improvements and
      Replacements                                  582           896
Balance, real estate at end of year             $82,077       $43,222

Accumulated Depreciation
Balance at beginning of year                    $15,969       $12,989
    Additions charged to expense                  3,189         2,980
Balance at end of year                          $19,158       $15,969

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $83,007,000 and $43,655,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001 is approximately $15,395,000, and $12,666,000, respectively.

Note H - Commercial Leases

In December 2001, the Partnership's most significant commercial tenant at The Sterling Commerce Center vacated its space which represented 30.58% of the leaseable commercial space. The Partnership filed a lawsuit against such tenant seeking monetary damages for unpaid rent, including rent which had been abated in favor of the tenant completing significant improvements to its space. The
Partnership accepted a settlement whereby the tenant paid $180,000 in satisfaction of all unpaid rent amounts due and the Partnership accepted possession of the
Note H - Commercial Leases (continued)

improvements completed by the tenant which were valued at approximately $498,000. The settlement amount was paid in 2002. Beginning in 2002, these improvements are being depreciated over their remaining estimated useful lives. As a result of the tenant vacating the space, the Partnership expensed approximately $191,000 in unamortized lease commissions during the year ending December 31, 2001.

Rental  income  on  the  commercial   property   leases  is  recognized  on  the
straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):
                            Year Ending
                           December 31,
                               2003        $    646
                               2004             509
                               2005             334
                               2006             270
                               2007             138
                                            $ 1,897

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note I - Investment in Affiliated Partnerships

The Partnership assumed investments in the following affiliated partnerships during the year ended December 31, 2002.


                                                                        Investment
                                                      Ownership             At
Partnership                    Type of Ownership      Percentage    December 31, 2002

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%                 27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%                820

                                                                           $ 894

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note C") and are accounted for on the equity method of accounting. Subsequent to the foreclosure, the Partnership received a distribution of approximately $24,000 from one of the affiliated partnerships.

Note J - Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 2 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2001 or 2000.

Note K - Subsequent Distribution

Subsequent to December 31, 2002, the Partnership distributed approximately $1,993,000 (approximately $1,989,000 paid to the limited partners or $9.99 per limited partnership unit). Approximately $362,000 (approximately $359,000 paid to the limited partners or $1.80 per limited partnership unit) was from operations and approximately $1,631,000 was paid to the limited partners (approximately $8.19 per limited partnership unit) from the receipt of sale proceeds from CCEP upon the sale of Society Park Apartments.

Note L - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of five apartment complexes one each in North Carolina, Texas, Colorado, Kansas, and Kentucky and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to five years.

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

Segment information for the years ending December 31, 2002, 2001 and 2000 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


2002                                     Residential  Commercial    Other      Totals

Rental income                              $12,123      $ 1,109      $ --     $13,232
Interest income                                  7            1          4         12
Other income                                   899          117         --      1,016
Interest expense                             2,254          228         --      2,482
Depreciation                                 3,012          177         --      3,189
General and administrative expenses             --           --        836        836
Interest income on investment
  in Master Loan                                --           --        386        386
Gain on foreclosure of real estate              --           --      1,831      1,831
Segment profit                               2,257         (324)     1,385      3,318
Total assets                                65,550          862     16,919     83,331
Capital expenditures for investment
 Properties                                    560           22         --        582


2001                                     Residential  Commercial    Other      Totals

Rental income                              $ 9,782      $ 1,523      $ --     $11,305
Interest income                                 58            8         12         78
Other income                                   539          282         --        821
Interest expense                             1,659          230         --      1,889
Depreciation                                 2,890           90         --      2,980
General and administrative expenses             --           --        720        720
Interest income on investment
  in Master Loan                                --           --      3,280      3,280
Reduction of provision for impairment
  loss                                          --           --      3,176      3,176
Segment profit                               1,285           49      5,744      7,078
Total assets                                27,896        1,213     26,980     56,089
Capital expenditures for investment
 properties                                    372          524         --        896


2000                                    Residential  Commercial     Other     Totals

Rental income                             $ 9,298      $ 1,528      $ --      $10,826
Interest income                                98           24         275        397
Other income                                  520          239           1        760
Interest expense                            1,673          236          --      1,909
Depreciation                                2,952           84          --      3,036
General and administrative expenses            --           --         711        711
Interest Income on Investment in
  Master Loan                                  --           --       2,000      2,000
Reduction of provision for
  impairment loss                              --           --      14,241     14,241
Segment profit                              1,424          381      15,806     17,611
Total assets                               32,276        1,853      31,254     65,383
Capital expenditures for investment
 properties                                 1,596           51          --      1,647

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note N - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                   1st       2nd       3rd        4th
2002                             Quarter   Quarter   Quarter    Quarter    Total
Total revenues                   $2,929     $3,249    $3,883    $4,585    $14,646
Total expenses                    2,787      2,810     3,307     4,255     13,159
Income from continuing
operations                          142        439       576       330      1,487
Gain on foreclosure of real
 estate                              --         --     1,831        --      1,831
Net income                     $    142   $    439  $  2,407  $    330   $  3,318
Net income allocated
  to General Partner (1%)      $      1   $      4  $     24  $      4   $     33
Net income allocated
  to Limited Partners (99%)         141        435     2,383       326      3,285
                               $    142   $    439  $  2,407  $    330   $  3,318
Net income per limited
  partnership unit             $   0.71   $   2.19  $  11.97  $   1.63   $  16.50
Distributions per limited
  partnership unit             $   2.27   $   4.64  $   4.70  $   6.18   $  17.79


                                   1st        2nd       3rd       4th
2001                             Quarter    Quarter   Quarter   Quarter    Total
Revenues:
  Rental, interest and
    other income               $  3,075    $  3,030   $ 3,044   $ 3,055  $ 12,204
  Interest income on
    investment in Master Loan     1,900         804       576        --     3,280
  Reduction of provision for
    impairment loss               3,176          --        --        --     3,176
    Total revenues                8,151       3,834     3,620     3,055    18,660
Total expenses                    2,945       3,126     2,725     2,786    11,582
Net income                     $  5,206    $    708  $    895  $    269  $  7,078
Net income allocated
  to General Partner (1%)      $     52    $      7  $      9  $      3  $     71
Net income allocated
  to Limited Partners (99%)       5,154         701       886       266     7,007
                               $  5,206    $    708  $    895  $    269  $  7,078
Net income per limited
  partnership unit             $  25.89    $   3.52  $   4.45  $   1.34  $  35.20
Distributions per limited
  partnership unit             $  39.02    $  16.53  $  18.65  $   4.63  $  78.83



                                   1st        2nd       3rd       4th
2000                             Quarter    Quarter   Quarter   Quarter    Total
Revenues:
  Rental, interest and
    other income               $  2,846    $  2,963   $ 3,066   $ 3,108  $ 11,983
  Interest income on
    investment in Master Loan        --       1,000     1,000        --     2,000
  Reduction of provision for
    impairment loss                  --          --    14,241        --    14,241
  Property tax refund                --          --       210        --       210
    Total revenues                2,846       3,963    18,517     3,108    28,434
Total expenses                    2,621       2,736     2,816     2,650    10,823
Net income                     $    225    $  1,227  $ 15,701  $    458  $ 17,611
Net income allocated
  to General Partner (1%)      $      2    $     12  $    157  $      5  $    176
Net income allocated
  to Limited Partners (99%)         223       1,215    15,544       453    17,435
                               $    225    $  1,227  $ 15,701  $    458  $ 17,611
Net income per limited
  partnership unit             $   1.12    $   6.10  $  78.09  $   2.28  $  87.59
Distributions per limited
  partnership unit             $  27.54    $   5.97  $  31.17  $ 175.87  $ 240.55



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10. Directors, Executive Officers of the General Partner of the Partnership

The names and ages of, as well as the positions and offices held by, the present executive officers and director of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 2002, their ages and the nature of all positions with CEI presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the 2003 fiscal year. Fees for 2002 were annual audit services of approximately $58,000 and non-audit services (principally tax-related) of approximately $20,000.

Item 11. Executive Compensation

No remuneration was paid to the General Partner nor its director or officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

      Name and Address                   Number of Units     Percentage
      Insignia Properties, L.P.
      (an affiliate of AIMCO)                50,572.4          25.41%
      Reedy River Properties, L.L.C.
      (an affiliate of AIMCO)                28,832.5          14.48%
      Cooper River Properties, L.L.C.
      (an affiliate of AIMCO)                11,365.6           5.71%
      AIMCO Properties, L.P.
      (an affiliate of AIMCO)                38,912.1          19.55%

Reedy River Properties, Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 20602.

AIMCO Properties, LP is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)      Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2002, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $695,000, $640,000 and $580,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $454,000, $332,000 and $510,000 for the years ended December 31, 2002, 2001 and 2000, respectively which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $256,000 and $60,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,682.6 limited partnership units (the "Units") in the Partnership representing 65.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

            1. Financial Statements Consolidated Capital Equity Partners, L.P.

                  Statement of Net Liabilities in Liquidation at December 31,
                        2002

                  Statement of Changes in Net Liabilities in Liquidation for the period March 31, 2002 to December 31, 2002

                  Balance Sheet as of December 31, 2001

                  Statements of Operations for the period January 1, 2002 to March 31, 2002 and for the Years Ended December 31, 2001 and 2000

                  Statements   of  Changes  in  Partners'   Deficit(Capital)/Net
                  Liabilities in Liquidation  for the period January
                  1, 2002 to March 31, 2002 and for the Years Ended December 31, 2001 and 2000

                  Statements of Cash Flows for the period January 1,
                  2002 to March 31, 2002 and for the Years Ended December 31, 2001 and 2000

                  Notes to Financial Statements

            2.    Schedules

                  All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

            3.    Exhibits

                  (a) See Exhibit Index attached.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

                        None.

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


                                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                                    By:   ConCap Equities, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                              Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 31, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 31, 2003
Thomas C. Novosel             and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Institutional Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive  Vice  President  of  ConCap
                                 Equities,  Inc., equivalent  of  the  chief
                                 executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Institutional Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

      10.23       Third Amendment to the Limited Partnership  Agreement filed as
                  Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

      10.24       Fourth Amendment to the Limited Partnership Agreement filed as
                  Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to "Note A" of
                  Item 8. Financial Statements and Supplementary Data - in this Form 10-K)

      28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

99   Certification of the Chief Executive Officer and Chief Financial Officer.

99.1 Audited Financial Statements of Consolidated Capital Equity Partners, L.P. for the years ended December 31, 2002 and 2001.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


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


                                   EXHIBIT 99.1

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                     EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                                TABLE OF CONTENTS

                                December 31, 2002


LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Statement of Net Liabilities in Liquidation - December 31, 2002

      Statement of Changes in Net Liabilities in Liquidation - for the period April 1, 2002 to December 31, 2002.

      Balance Sheet as of December 31, 2001

      Statements of Operations for the Three Months Ended March 31, 2002, and the Years Ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit/Net  Liabilities in Liquidation
      - Three Months Ended March 31, 2002 and Years Ended December 31, 2001 and 2000

      Statements of Cash Flows for the Three Months Ended March 31, 2002 and the Years Ended December 31, 2001 and 2000

      Notes to Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Equity Partners, L.P.

We have audited the accompanying statement of net liabilities in liquidation of Consolidated Capital Equity Partners, L.P. as of December 31, 2002 and the related statement of changes in net liabilities in liquidation for the period from April 1, 2002 to December 31, 2002. We have also audited the statements of operations, changes in partners' deficit, and cash flows for the period from January 1, 2002 to March 31, 2002. In addition, we have audited the balance sheet as of December 31, 2001 and the statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, effective March 31, 2002, the General Partner approved a plan to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of March 31, 2002 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net liabilities in liquidation of Consolidated Capital Equity Partners, L.P. at December 31, 2002, the changes in net liabilities in liquidation for the period from April 1, 2002 to December 31, 2002, the financial position at December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2002 to March 31, 2002, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

As discussed in Note A to the Financial Statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying financial statements for the period from January 1, 2002 to March 31, 2002 and the years ended December 31, 2001 and 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 2003

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                December 31, 2002








Assets
  Cash and cash equivalents                                       $ 963
  Receivables and deposits                                           264
  Other assets                                                        90
  Investment properties (Notes D and F)                           38,500
                                                                  39,817
Liabilities
  Accounts payable                                                   338
  Tenant security deposit liabilities                                272
  Due to affiliate                                                   929
  Other liabilities                                                  876
  Mortgage notes payable (Note D)                                 23,290
  Master Loan and interest payable (Note C)                       14,112
                                                                  39,817

Net liabilities in liquidation                                     $ --

                       See Accompanying Notes to Financial Statements


                            Exhibit 99.1 (continued)

                   statement of changes in net liabilities in liquidation
                                 (in thousands)

                 Period from April 1, 2002 to December 31, 2002








Net liabilities in liquidation at March 31, 2002                       $     --

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                                   (242)
   Increase in receivables and deposits                                      40
   Decrease in restricted escrows                                          (625)
   Decrease in other assets                                                (252)
   Decrease in investment in affiliated partnerships                     (1,371)
   Decrease in investment properties                                    (56,160)
   Increase in accounts payable                                             (24)
   Decrease in tenant security deposit liabilities                          168
   Increase in due to affiliates                                           (929)
   Decrease in accrued taxes                                                370
   Increase in other liabilities                                           (149)
   Decrease in mortgage notes payable                                    31,221
   Decrease in Master Loan and interest payable                          27,953
Net liabilities in liquidation at December 31, 2002                    $     --

                            EXHIBIT 99.1 (Continued)



                              CAPITAL EQUITY PARTNERS, L.P.
                                  BALANCE SHEET
                                 (in thousands)

                                                          December 31,
                                                              2001

Assets
   Cash and cash equivalents                               $  1,321
   Receivables and deposits                                     280
   Restricted escrows                                           615
   Other assets                                               1,514
   Investment properties (Notes D and F):
      Land                                                    6,904
      Building and related personal property                 80,399
                                                             87,303
      Less accumulated depreciation                         (68,315)
                                                             18,988
                                                          $  22,718
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                       $     527
   Tenant security deposit liabilities                          440
   Accrued property taxes                                       256
   Other liabilities                                            564
   Mortgage notes (Note D)                                   54,834
   Master loan and interest payable (Note C)                371,455
                                                            428,076
Partners' Deficit
   General partner                                           (4,054)
   Limited partners                                        (401,304)
                                                           (405,358)
                                                          $  22,718


                       See Accompanying Notes to Financial Statements



                            EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                Period From
                                             January 1, 2002 to
                                                                  For the Years Ended
                                                  March 31,           December 31,
                                                    2002          2001           2000
                                                 (restated)    (restated)     (restated)
Revenues:
   Rental income                                  $  1,874    $  7,732       $  7,317
   Other income                                        275       1,303            923
      Total revenues                                 2,149       9,035          8,240
Expenses:
   Operating                                           898       3,936          3,704
   General and administrative                          228         883            746
   Depreciation                                        263       1,669          2,233
   Property taxes                                      167         697            660
   Interest                                         12,252      44,010         42,361
   Loss on early extinguishment of
      debt (Note D)                                     --          --            680
      Total expenses                                13,808      51,195         50,384

Loss from continuing operations                    (11,659)    (42,160)       (42,144)
Income from discontinued operations (Note G)           217         893          1,530
Gain on sale of discontinued
   operations (Note G)                                  --       4,377          3,121

Net loss                                          $(11,442)   $(36,890)      $(37,493)

Net loss allocated to general
    partner (1%)                                  $   (114)   $   (369)      $   (375)
Net loss allocated to limited
    partners (99%)                                 (11,328)    (36,521)       (37,118)
                                                  $(11,442)   $(36,890)      $(37,493)


                       See Accompanying Notes to Financial Statements




                            EXHIBIT 99.1 (Continued)


                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                 (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 1999                  $(3,310)      $(327,665)     $(330,975)

Net loss for the year ended
   December 31, 2000                     (375)        (37,118)       (37,493)

Partners' deficit at
   December 31, 2000                   (3,685)       (364,783)     (368,468)

Net loss for the year
   ended December 31, 2001               (369)        (36,521)       (36,890)

Partners deficit at
   December 31, 2001                   (4,054)       (401,304)      (405,358)

Net loss for the period from
 January 1, 2002 to
   ended March 31, 2002                  (114)        (11,328)       (11,442)

Partners' deficit at
   March 31, 2002                    $ (4,168)      $(412,632)     $(416,800)

Adjustment to liquidation basis
   (Note A)                                                          416,800

Net liabilities in liquidation
  of March 31, 2002                                               $      --

                       See Accompanying Notes to Financial Statements


                            EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            Period From
                                                        January 1, 2002 to
                                                                               Years Ended
                                                              March 31,        December 31,
                                                                2002         2001        2000
Cash flows from operating activities:
  Net loss                                                   $(11,442)    $(36,890)   $(37,493)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                604        3,306       4,920
     Loss on early extinguishment of debt                          --           --       1,410
     Gain on sale of discontinued operation                        --       (4,377)     (3,121)
     Change in accounts:
      Receivables and deposits                                     56          648         431
      Other assets                                               (430)          45          27
      Accounts payable                                             36         (132)        (83)
      Tenant security deposit liabilities                          --          (45)         19
      Accrued property taxes                                      114           38        (217)
      Other liabilities                                           163          (22)        121
      Accrued interest on Master Loan                          11,769       38,763      39,287

       Net cash provided by operating activities                  870        1,334       5,301

Cash flows from investing activities:
  Property improvements and replacements                         (617)      (2,952)     (4,210)
  Proceeds from sale of discontinued operation                     --        6,019       4,526
  Net (deposits to) withdrawals from restricted escrows           (10)         152         (49)

       Net cash (used in) provided by investing
          activities                                             (627)       3,219         267

Cash flows from financing activities:
  Principal payments on Master Loan                                --       (7,801)    (33,634)
  Principal payments on mortgage notes payable                   (323)      (1,226)       (385)
  Proceeds from financing/refinancing                              --           --      56,200
  Repayment of mortgage notes payable                              --           --     (22,311)
  Debt extinguishment costs                                        --           --      (1,007)
  Loan costs paid                                                 (36)         (99)     (1,402)

       Net cash used in financing activities                     (359)      (9,126)     (2,539)

Net (decrease) increase in cash and cash equivalents             (116)      (4,573)      3,029

Cash and cash equivalents at beginning of period                1,321        5,894       2,865
Cash and cash equivalents at end of period                   $  1,205     $  1,321    $  5,894
Supplemental disclosure of cash flow information:
 Cash paid for interest                                      $  1,068     $  7,617    $  4,032
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
  accounts payable                                           $     --     $    249    $     --



                            EXHIBIT 99.1 (Continued)
                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Investment Partners, L.P. ("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement to foreclose or to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is experiencing. CCIP executed deeds in lieu of foreclosure during the third quarter of 2002 on four of the active properties of the Partnership. Upon completion of the foreclosure process on the remaining four properties held by the Partnership, the Partnership will cease to exist as a going concern, and it will be dissolved.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities requires many estimates and assumptions. There are substantial uncertainties in completing the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $874,000 and $1,180,000 at December 31, 2002 and 2001, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years. No depreciation was recorded subsequent to March 31, 2002 due to the conversion to the liquidation basis of accounting.

Loan Costs: Loan costs were being amortized using the straight-line method over the lives of the respective loans. At March 31, 2002, these loan costs were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $289,000, $333,000 and $385,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in operating expense.

Investment Properties: Investment properties consist of four apartment complexes and were stated at cost. Acquisition fees were capitalized as a cost of real estate. Expenditures in excess of $250 that maintained an existing asset which had a useful life of more than one year were capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded during the three months ended March 31, 2002 or the years ended December 31, 2001 or 2000. As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable value at March 31, 2002. The effect of adoption was to increase the carrying value of the investment properties by approximately $75,868,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by CCEP. The Partners are responsible for their respective shares of CCEP's net income or loss. CCEP reports certain transactions differently for tax than for financial statement purposes. The tax basis of CCEP's assets and liabilities is approximately $20,979,000 less than and $354,253,000 greater than the assets and liabilities as reported in the financial statements at December 31, 2002 and 2001, respectively.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying statements of operations have been restated for the three months ended March 31, 2002, and the years ended December 31, 2001 and 2000 to reflect the operations of Society Park Apartments and Magnolia Trace Apartments and Shirewood Townhomes as income from discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying statement of operations for 2000 has been restated to reflect the loss on extinguishment of debt from the refinancing of the Partnership's properties in operations rather than as an extraordinary item.

Note C - Master Loan and Accrued Interest Payable

The General Partner had been in negotiations with CCIP with respect to its options which included CCIP foreclosing on the properties in CCEP which collateralize the Master Loan or extending the terms of the Master Loan. CCIP decided to foreclose on the properties that collaterize the Master Loan. CCIP began the process of executing deeds in lieu of foreclosure during the third quarter of 2002 on all the investment properties of the Partnership. During August 2002 the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by the Partnership was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by the Partnership are vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. As a result, during the year ended December 31, 2002, CCIP assumed responsibility for the operations of the foreclosed properties. When the Partnership no longer has title to any properties, it will be dissolved.

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

During the years ended December 31, 2002, 2001, and 2000, CCEP paid approximately $1,719,000, $7,801,000, and $33,634,000 in principal payments on the Master Loan. Approximately $88,000, $357,000, and $238,000 was paid during the years ended December 31, 2002, 2001, and 2000 respectively, representing cash received on certain investments. These funds are required to be transferred to CCIP under the terms of the Master Loan. In addition, during the year ended December 31, 2002, approximately $1,631,000 was paid representing proceeds received from the sale of Society Park Apartments. For 2001, approximately $6,019,000 was paid representing net proceeds from the sale of Magnolia Trace Apartments and approximately $1,425,000 was paid representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000. For 2000, approximately $4,526,000 was paid representing net proceeds from the sale of Shirewood Townhomes and approximately $28,870,000 was received representing net proceeds received for the refinancing of the mortgages encumbering nine of the investment properties. There were no advances on the Master Loan during the years ended December 31, 2002, 2001 or 2000. See Notes D and G for details concerning the refinancings and the sales of Society Park Apartments, Magnolia Trace Apartments, and Shirewood Townhomes Apartments, respectively.


Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal    Monthly                         Principal
                      Balance At    Payment    Stated                Balance
                     December 31,  Including  Interest  Maturity      Due At
      Property           2002      Interest     Rate      Date       Maturity
                                                         (in
                                                     thousands)

Palm Lake
  1st Mortgage          $ 2,853      $ 25      7.86%    02/01/10     $ 2,158
Plantation Gardens
  1st Mortgage            9,245         80     7.83%    03/01/10       6,972
Regency Oaks
   1st Mortgage           7,274         63     7.80%    02/01/10       5,494
The Dunes
  1st Mortgage            3,918         34     7.81%    02/01/10       2,960
      Total            $ 23,290      $ 202                           $17,584

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The mortgage notes are senior to the Master Loan. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On September 29, 2000, the Partnership refinanced the mortgage encumbering The Dunes Apartments. The refinancing replaced indebtedness of approximately $1,945,000 with a new mortgage in the amount of $4,120,000. The new mortgage carries a stated interest rate of 7.81%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $2,960,000 is due. Total capitalized loan costs were approximately $111,000 during the year ended December 31, 2000. Approximately $10,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $134,000 due to the write-off of unamortized loan costs and a prepayment penalty.

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

Approximately $7,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $118,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On September 29, 2000, the Partnership refinanced the mortgage encumbering Tates Creek Village Apartments. The refinancing replaced indebtedness of approximately $2,455,000 with a new mortgage in the amount of $4,225,000. The new mortgage carried a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments were due monthly until the loan matured on April 1, 2010 at which time a balloon payment of approximately $3,017,000 was due. Total capitalized loan costs were approximately $101,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $155,000 due to the write-off of unamortized loan costs and a prepayment penalty. This property was foreclosed by CCIP during the year ended December 31, 2002. See "Note C" for further discussion.

On September 29, 2000, the Partnership financed a mortgage encumbering Society Park Apartments. The mortgage debt totaled $5,330,000. The mortgage carries a stated interest rate of 7.80%. Principal and interest payments were due monthly until the loan matures on February 1, 2010 at which time a balloon payment of approximately $3,828,000 was due. Total capitalized loan costs were approximately $154,000 during the year ended December 31, 2000. Approximately $8,000 of additional loan costs were capitalized during the year ended December 31, 2001. This property was sold in December 2002. See "Note G" for further discussion.

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

On October 3, 2000, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced indebtedness of approximately $6,704,000 with a new mortgage in the amount of $9,700,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments are due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $6,972,000 is due. Total capitalized loan costs were approximately $219,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $428,000 due to the write-off of unamortized loan costs and a prepayment penalty.

On October 3, 2000, the Partnership refinanced the mortgage encumbering Indian Creek Apartments. The refinancing replaced indebtedness of approximately $4,438,000 with a new mortgage in the amount of $8,750,000. The new mortgage carries a stated interest rate of 7.83%. Interest on the old mortgage was 6.95%. Principal and interest payments were due monthly until the loan matures on January 1, 2010 at which time a balloon payment of $6,351,000 was due. Total capitalized loan costs were approximately $190,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $260,000 due to the write-off of unamortized loan costs and a prepayment penalty. This property was foreclosed by CCIP during the year ended December 31, 2002. See "Note C" for further discussion.

On October 3, 2000, the Partnership financed a mortgage encumbering Silverado Apartments. The new mortgage is in the amount of $3,525,000. The new mortgage carries a stated interest rate of 7.87%. Principal and interest payments were due monthly until the loan matures on November 1, 2010 at which time a balloon payment of approximately $2,434,000 was due. Total capitalized loan costs were approximately $107,000 during the year ended December 31, 2000. Approximately $9,000 of additional loan costs were capitalized during the year ended December 31, 2001. This property was foreclosed by CCIP during the year ended December 31, 2002. See "Note C" for further discussion.

On October 11, 2000, the  Partnership  refinanced the mortgage  encumbering  The
Knolls Apartments. The refinancing replaced indebtedness of approximately $5,116,000 with a new mortgage in the amount of $9,900,000. The new mortgage carries a stated interest rate of 7.78%. Interest on the old mortgage was 6.95%. Principal and interest payments were due monthly until the loan matures on March 1, 2010 at which time a balloon payment of approximately $7,105,000 was due. Total capitalized loan costs were approximately $218,000 during the year ended December 31, 2000. Approximately $13,000 of additional loan costs were capitalized during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $315,000 due to the write-off of unamortized loan costs and a prepayment penalty. This property was foreclosed by CCIP during the year ended December 31, 2002. See "Note C" for further discussion.

Included in the loan costs capitalized associated with the above transactions was a 1% fee of approximately $560,000 paid in 2000 to the General Partner in accordance with the terms of the Partnership Agreement.

Principal payments on mortgage notes payable are due as follows (in thousands):

              Years Ending December 31,
                         2003              $   624
                         2004                  675
                         2005                  729
                         2006                  788
                         2007                  852
                      Thereafter            19,622
                                           $23,290

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The New Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates for services.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $729,000, $964,000 and $985,000 for the years ended December 31, 2002, 2001 and
2000, respectively which is included in operating expense.

The Partnership is also required to pay an investment advisory fee to an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $107,000, $214,000 and $179,000 for the years ended December 31, 2002, 2001 and 2000, respectively which is included in general and administrative expense.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $321,000, $1,486,000 and $548,000 for the years ended December 31, 2002, 2001 and 2000, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $86,000, $990,000 and $112,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Society Park in December 2002, the General Partner earned a fee of $218,000 in compensation for its role in the sale. The fee was paid subsequent to December 31, 2002. In connection with the sale of Magnolia Trace in 2001 and Shirewood Townhomes in 2000 the General Partner was paid a fee of $206,000 and $133,000, respectively, in compensation for its role in the sales.

In connection with the refinancing of each of its mortgages and the financing of its unencumbered investment properties during 2000, the Partnership paid to the General Partner fees totaling $560,000 for its role in the transactions. These fees were capitalized as loan costs. These loan costs were written off in the adjustment to liquidation basis. See "Note A" for further discussion.

In addition to the compensation  and  reimbursements  described above,  interest payments are made to and loan advances are received from CCIP. Such interest payments totaled approximately $386,000, $3,280,000 and $2,000,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no advances during 2002, 2001 or 2000. Principal payments totaling $1,719,000, $7,801,000 and $33,634,000 were made during the years ended December 31, 2002, 2001 and 2000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership approximately $19,000 during 2002 to cover operating expenses at The Dunes and Plantation Gardens Apartments. The entire balance was repaid during the year ended December 31, 2002. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no loans from the General Partner or associated interest expense during the years ended December 31, 2001 and 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $155,000 and $259,000 for insurance coverage and fees associated with policy claims administration.

Note F - Investment Properties and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following (dollar amounts in thousands):


                                     Building
   December 31, 2002                & Related
                                     Personal                Accumulated   Depreciable
      Description          Land      Property     Total     Depreciation    Life-Years

Palm Lake                $   308     $ 3,992    $ 4,300       $    -- (1)      (1)
Plantation Gardens         7,982      11,318     19,300            -- (1)      (1)
Regency Oaks                 521       8,779      9,300            -- (1)      (1)
The Dunes                    489       5,111      5,600            -- (1)      (1)
Total                    $ 9,300     $29,200    $38,500       $    --

(1) As a result of adopting the liquidation of accounting, the gross carrying value of the properties were adjusted to their net realizable value and will not be depreciated further.


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

Note G - Sale of Investment Properties

On December 31, 2002, the Partnership sold Society Park, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $727,000. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid subsequent to December 31, 2002.

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

Note H - Investment in Affiliated Partnerships

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

                                                                           $ 918

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships were valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation. During the year ended December 31, 2002 these investments were assigned to CCIP as part of the foreclosure process of the assets of CCEP (see "Note A").

Note I - Selected Annual Financial Data (unaudited)


                                       Year Ended December 31, 2001 (restated)
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  2,178    $  2,285   $  2,717  $  1,855   $  9,035
Expenses                          12,941      12,901     12,995    12,358     51,195
Gain sale of discontinued
  operations                       4,377          --         --        --      4,377
Income from discontinued
  operations                         158         184        255       296        893

Net loss                        $ (6,228)   $(10,432)  $(10,023) $(10,207)  $(36,890)