Form 10-Q
period 2003-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2003-05-15
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act). Yes _____ No __X__


                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2003          2002
                                                           (Unaudited) (Note)
Assets
   Cash and cash equivalents                                 $ 1,212        $ 3,175
   Receivables and deposits                                       270           493
   Restricted escrows                                           1,112         1,114
   Other assets                                                 1,277           592
   Investment in affiliated partnerships                          987           894
   Investment in Master Loan to affiliate                      14,123        14,144
   Investment properties:
      Land                                                     14,272        14,272
      Buildings and related personal property                  68,162        67,805
                                                               82,434        82,077
      Less:  Accumulated depreciation                         (20,177)      (19,158)
                                                               62,257        62,919
                                                             $ 81,238      $ 83,331
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 500          $ 176
   Tenant security deposit liabilities                            682           689
   Accrued property taxes                                         226           326
   Other liabilities                                            1,210         1,408
   Mortgage notes payable                                      52,353        52,649
                                                               54,971        55,248
Partners' Capital
   General partner                                                123            125
   Limited partners (199,043.2 units issued and
      outstanding)                                             26,144        27,958
                                                               26,267        28,083
                                                             $ 81,238      $ 83,331

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                                               Three Months Ended
                                                                   March 31,
                                                                2003        2002
Revenues:
   Rental income                                              $ 4,058     $ 2,708
   Other income                                                   314         221
      Total revenues                                            4,372       2,929
Expenses:
   Operating                                                    2,093       1,245
   General and administrative                                     258         152
   Depreciation                                                 1,019         719
   Interest                                                       912         463
   Property taxes                                                 263         208
      Total expenses                                            4,545       2,787
(Loss) income from operations                                    (173)        142

Equity income from investment                                     350          --
Net income                                                    $   177     $   142

Net income allocated to general partner (1%)                  $     2     $     1

Net income allocated to limited partners (99%)                    175         141
                                                              $   177     $   142

Net income per limited partnership unit                       $  0.88     $  0.71

Distributions per limited partnership unit                    $  9.99     $  2.27

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --           (5)         (451)       (456)

Net income for the three months
   ended March 31, 2002                     --            1           141         142

Partners' capital at
   March 31, 2002                    199,045.2     $    119      $ 27,904    $ 28,023

Partners' capital
   at December 31, 2002              199,043.2      $   125      $ 27,958    $ 28,083

Distributions to partners                   --           (4)       (1,989)     (1,993)

Net income for the three
   months ended March 31, 2003              --            2           175         177

Partners' capital
   at March 31, 2003                 199,043.2      $   123      $ 26,144    $ 26,267

                See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                     March 31,
                                                                   2003       2002
Cash flows from operating activities:
  Net income                                                     $ 177        $ 142
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    1,019         719
   Amortization of loan costs, lease commissions and
    mortgage premiums                                                (18)         19
   Equity income from investment                                    (350)         --
   Change in accounts:
      Receivables and deposits                                       229         190
      Other assets                                                  (694)       (677)
      Accounts payable                                               324          37
      Tenant security deposit liabilities                             (7)        (28)
      Accrued property taxes                                        (100)         23
      Other liabilities                                             (198)        180
       Net cash provided by operating activities                     382         605

Cash flows from investing activities:
  Net withdrawals from restricted escrows                              2           2
  Property improvements and replacements                            (357)       (105)
  Principal receipts on Master Loan                                   15          --
  Distributions from affiliated partnerships                         258          --
       Net cash used in investing activities                         (82)       (103)

Cash flows from financing activities:
  Distributions to partners                                       (1,993)       (456)
  Payments on mortgage notes payable                                (258)        (89)
  Lease commissions, paid                                            (12)         --
       Net cash used in financing activities                      (2,263)       (545)

Net decrease in cash and cash equivalents                         (1,963)        (43)
Cash and cash equivalents at beginning of period                   3,175         922
Cash and cash equivalents at end of period                      $ 1,212       $ 879

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 934        $ 449


                See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Note B - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). At March 31, 2003, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 2003 and 2002 there was no interest income recorded by the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. There was no provision for impairment loss during the three months ended March 31, 2003 and 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the accompanying consolidated statements of operations for the period ending March 31, 2003.

The principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000 and $14,144,000 at March 31, 2003 and December 31, 2002, respectively. This amount represents the fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $440,000, and $11,769,000 for the three months ended March 31, 2003 and 2002, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At March 31, 2003 and December 31, 2002, such cumulative unrecognized interest totaling approximately $902,000 and $462,000 was not included in the balance of the investment in Master Loan. Cumulative unrecognized interest owed on the Master Loan of approximately $376,239,000 was forgiven by the Partnership during the third quarter of 2002. The remaining collateral properties are encumbered by first mortgages totaling approximately $23,139,000 as of March 31, 2003, which are senior to the Master Loan. This has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 2003 and 2002, the Partnership made no advances to CCEP on the Master Loan. During the three months ended March 31, 2003 the Partnership received principal payments on the Master Loan of approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002. No principal payments were received during the three months ended March 31, 2002.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $234,000 and $143,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $129,000 and $112,000 for the three months ended March 31, 2003 and 2002, respectively which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates is approximately $212,000 and $256,000, respectively.

Note D - Investment in Affiliated Partnerships


                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage      March 31, 2003

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $ 40
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 24
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%                923
                                                                           $ 987

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2003, the Partnership received distributions of approximately $258,000 from two of the affiliated partnerships, of which approximately $243,000 related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income in investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income in investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

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

Segment information for the three months ended March 31, 2003 and 2002 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


                 2003                  Residential  Commercial    Other      Totals
Rental income                            $ 3,800       $ 258       $ --     $ 4,058
Other income                                 287           27        --         314
Interest expense                             856           56        --         912
Depreciation                                 977           42        --       1,019
General and administrative
  expenses                                    --           --       258         258
Segment profit (loss)                        203        (152)       126         177
Total assets                              64,477          867    15,894      81,238
Capital expenditures for
  investment properties                      340           17        --         357


                2002                 Residential  Commercial     Other     Totals
Rental income                          $ 2,445       $ 263       $ --      $ 2,708
Other income                               191           29          1         221
Interest expense                           406           57         --         463
Depreciation                               698           21         --         719
General and administrative
  expenses                                  --           --        152         152
Segment profit (loss)                      373          (80)      (151)        142
Total assets                            27,722        1,302     26,874      55,898
Capital expenditures for
  investment properties                     97            8         --         105

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of six properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Loft Apartments (2)                       81%        94%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  91%        93%
      The Sterling Commerce Center (1)              54%        54%
        Philadelphia, Pennsylvania
      Silverado Apartments (2), (3)                 91%        96%
         El Paso, Texas
      The Knolls Apartments (2), (3)                82%        90%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (4),(3)       91%        86%
         Overland Park, Kansas
      Tates Creek Village Apartments (3)            86%        86%
         Lexington, Kentucky

(1) The General Partner attributes the low occupancy at The Sterling Commerce Center to the loss of a major tenant in late December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant.

(2) The General Partner attributes the decrease in occupancy at The Loft, The Knolls, and Silverado Apartments to the competitive market of the apartment industry in the properties' locations.

(3) The Partnership acquired these investment properties through foreclosure during the third quarter of 2002 (see discussion below).

(4) The General Partner attributes the increase in occupancy at Indian Creek Village Apartments to an increase in marketing outreach and promotions.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $177,000 compared to net income of approximately $142,000 for the corresponding period in 2002. The increase in net income for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is primarily due to an increase in total revenues and equity income from investment partially offset by an increase in total expenses. Total revenues increased primarily due to increases in rental income. Rental income increased largely due to the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during August 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002 (see "CCEP Property Operations" for further discussion). The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by CCEP are transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the third quarter of 2002. In addition, rental rates increased at Sterling Apartment Homes. These increases were partially offset by reduced occupancy at The Loft Apartments and Sterling Apartment Homes and increased bad debt expense at The Sterling and The Loft Apartments.

The increase in equity income from investment for the three months ended March 31, 2003 is primarily due to the recognition of the Partnership's share of the affiliated Partnership's earnings on its investment balance received from affiliated partnerships due to the foreclosure on the four properties discussed above. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2003, the Partnership received distributions of approximately $258,000 from two of the affiliated partnerships, of which approximately $243,000 related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income in investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income in investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.


Exclusive of the operations of the foreclosed properties, expenses increased due to increases in operating expenses and general and administrative expenses. Operating expense increased primarily due to an increase in property and maintenance expenses. Property expenses increased due to an increase in utility expenses at The Sterling Apartment Homes and Commerce Center and increased contract security patrol expenses at The Sterling Commerce Center. Maintenance expenses increased due to an increase in contract services at Sterling Apartment Homes and a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties.

General and administrative expense increased for the three months ended March 31, 2003 due to an increase in legal expenses due to costs incurred in connection with the foreclosure mentioned above. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $1,212,000 compared to approximately $879,000 at March 31, 2002. Cash and cash equivalents decreased approximately $1,963,000 since December 31, 2002 due to approximately $2,263,000 and $82,000 of net cash used in financing and investing activities, respectively, partially offset by approximately
$382,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties and lease commissions paid. Cash used in investing activities consisted of property improvements and replacements partially offset by distributions received from affiliated partnerships, principal receipts on the Master Loan and net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Loft

During the three months ended March 31, 2003, the Partnership completed approximately $21,000 of capital improvements, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $161,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, floor covering replacement, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

During the three months ended March 31, 2003, the Partnership completed approximately $41,000 of capital improvements consisting primarily of floor covering replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $120,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC replacement and heating and electrical upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $14,000 of capital improvements at Silverado Apartments consisting primarily of floor covering replacements, and other building improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $625,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of air conditioning renovations, floor covering and appliance replacements, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $206,000 of capital improvements at The Knolls Apartments consisting primarily of major landscaping, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $547,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of retaining walls, new siding and exterior painting, floor covering replacements, and other property improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $37,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $105,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, exterior painting and air conditioning upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tates Creek Village Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $38,000 of capital improvements at Tates Creek Village Apartments consisting primarily of floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $131,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, floor covering and appliance replacements, air conditioning unit replacements, and replacement of the hot water heater holding tank. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserve and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $52,353,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $18,907,000 on December 1, 2005, October 1, 2008 and during 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations             $  362           $ 1.80           $  456            $ 2.27
Sale (1)                1,631             8.19               --                --
                       $1,993           $ 9.99           $  456            $ 2.27

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.

The Registrant's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,734.1 limited partnership units in the Partnership representing 65.18% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.18% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired, and the investment properties foreclosed upon in the third quarter of 2002 are recorded at their fair market value at the time of the foreclosure. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

CCEP Property Operations

During the year ended December 31, 2002, CCIP foreclosed on four of the properties that collaterized the Master Loan (see "Item 1. Financial Statements
- Note B" for further discussion). During the third quarter of 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is ongoing. As the deeds are executed, title in the properties previously owned by CCEP are vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. When CCEP no longer has title to any properties, it will be dissolved.

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

During the period from January 1, 2003 to March 31, 2003, the net change in liabilities remained constant, but was affected by an increase in cash and cash equivalents, tenant security deposit liabilities, accrued property taxes and Master Loan and interest payable and decreases in other liabilities, mortgage notes payable and accounts payable due to the foreclosure of four of the investment properties held by CCEP as discussed in "Results of Operations" and the sale of Society Park Apartments as discussed below.

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the three months ended March 31, 2003.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2003.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 7.11%
                                              (in thousands)

                               2003            $    785
                               2004               1,119
                               2005               5,106
                               2006               1,211
                               2007               1,305
                            Thereafter           41,477
                              Total            $ 51,003

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                        EXHIBIT 3.3 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (incorporated by reference to the 1990 Annual Report).


                        EXHIBIT           99 Certification Pursuant to 18 U.S.C.
                                          Section 1350,  as Adopted  Pursuant to
                                          Section 906 of the  Sarbanes-Oxley Act
                                          of 2002.

                    EXHIBIT 99.1  Consolidated  Capital Equity  Partners,  L.P.,
                         unaudited financial statements for the three months ended March 31, 2003 and 2002

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                   2003:

                  Current  Report on Form 8-K dated December 27, 2002, and filed
                  January  13,  2003   disclosing   the  sale  of  Society  Park
                  Apartments to an unrelated party.

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

                                 Date:   May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                   /s/Patrick J. Foye
                              Name: Patrick J. Foye
                               Date: May 15, 2003


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                               Date: May 15, 2003


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

                             March 31, 2003 and 2002

ITEM 1.     Financial Statements



                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)



                                                    March 31,          December 31,
                                                       2003                2002
Assets
  Cash and cash equivalents                          $ 1,031              $ 963
  Receivables and deposits                               196                 264
  Other assets                                            74                  90
  Investment properties                               38,500              38,500
                                                      39,801              39,817
Liabilities
  Accounts payable                                       191                 338
  Tenant security deposit liabilities                    295                 272
  Due to affiliates                                      908                 929
  Accrued property taxes                                 195                  --
  Other liabilities                                      536                 876
  Mortgage notes payable                              23,139              23,290
  Master Loan and interest payable                    14,537              14,112
                                                      39,801              39,817

Net liabilities in liquidation                         $ --                $ --

Note: The Statement of Net Liabilities in Liquidation at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                       See Accompanying Notes to Financial Statements


                            Exhibit 99.1 (continued)

                   statement of changes in net liabilities in liquidation
                                 (in thousands)

                  Period from January 1, 2003 to March 31, 2003





Net liabilities in liquidation at December 31, 2002                    $     --

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                     68
   Decrease in receivables and deposits                                     (68)
   Decrease in other assets                                                 (16)
   Decrease in accounts payable                                             147
   Increase in tenant security deposit liabilities                          (23)
   Decrease in due to affiliates                                             21
   Increase in accrued taxes                                               (195)
   Decrease in other liabilities                                            340
   Decrease in mortgage notes payable                                       151
   Increase in Master Loan and interest payable                            (425)
Net liabilities in liquidation at March 31, 2003                       $     --

                       See Accompanying Notes to Financial Statements

                            EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                            Period from
                                                         January 1, 2002 to
                                                           March 31, 2002
                                                             (restated)
Revenues:
   Rental income                                            $  1,874
   Other income                                                  275
      Total revenues                                           2,149
Expenses:
   Operating                                                     898
   General and administrative                                    228
   Depreciation                                                  263
   Property taxes                                                167
   Interest                                                   12,252
      Total expenses                                          13,808

Loss from continuing operations                              (11,659)
Income from discontinued operations                              217

Net loss                                                    $(11,442)

Net loss allocated to general partner (1%)                  $   (114)
Net loss allocated to limited partners (99%)                 (11,328)
                                                            $(11,442)

                       See Accompanying Notes to Financial Statements

                            EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)


                                      General        Limited
                                      Partners       Partners        Total

Partners' deficit at
   December 31, 2001                 $ (4,054)      $(401,304)    $(405,358)

Net loss for the three months
   ended March 31, 2002                  (114)        (11,328)       (11,442)

Partners' deficit
   at March 31, 2002                 $ (4,168)      $(412,632)     $(416,800)

Adjustment to liquidation basis
   (Note E)                                                          416,800

Net liabilities in liquidation
  at March 31, 2002                                               $      --


                       See Accompanying Notes to Financial Statements


                            EXHIBIT 99.1 (Continued)

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                            STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Period from
                                                              January 1, 2002 to
                                                                March 31,2002
Cash flows from operating activities:
  Net loss                                                         $(11,442)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                        604
   Change in accounts:
      Receivables and deposits                                           56
      Other assets                                                     (430)
      Accounts payable                                                   36
      Accrued property taxes                                            114
      Other liabilities                                                 163
      Accrued interest on Master Loan                                11,769
       Net cash provided by operating activities                        870

Cash flows from investing activities:
  Property improvements and replacements                               (617)
  Net deposits to restricted escrows                                    (10)

       Net cash used in investing activities                           (627)

Cash flows from financing activities:
  Principal payments on notes payable                                  (323)
  Loan costs paid                                                       (36)
       Net cash used in financing activities                           (359)

Net decrease in cash and cash equivalents                              (116)
Cash and cash equivalents at beginning of period                      1,321
Cash and cash equivalents at end of period                         $  1,205
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $  1,068


                       See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

During the three months ended March 31, 2003, the Partnership paid a principal payment on the Master Loan of approximately $15,000. No Payments were made during the three months ended March 31, 2002.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $101,000 and $231,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $66,000 for both the three month periods ended March 31, 2003 and 2002, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $148,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $39,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Society Park in December 2002 the Partnership paid the General Partner a fee of $218,000 during the three months ended March 31, 2003 as compensation for its role in the sale. This fee was included in gain on sale of discontinued operations at December 31, 2002.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2001 annual report. There were no interest payments made during the three months ended March 31, 2003 and 2002.

There were no advances on the Master Loan during the three months ended March 31, 2003 or 2002. There were also no principal payments made on the Master Loan during the three months ended March 31, 2002. A $15,000 principal payment was made on the Master Loan during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates is approximately $103,000 and $155,000.

Note D - Sale of Property

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $727,000. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the three months ended March 31, 2003.

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

Note F - Investment in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:



                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage    at March 31, 2003

Consolidated Capital            Non-controlling
  Growth Fund                   General Partner        0.40%              $ 40
Consolidated Capital            Non-controlling
  Properties III                General Partner        1.85%                 24
Consolidated Capital            Non-controlling
  Properties IV                 General Partner        1.85%                923
                                                                           $ 987

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