Form 10-Q
period 2003-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2003-08-14
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                             June 30,    December 31,
                                                               2003          2002
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                  $   602       $ 3,175
   Receivables and deposits                                       341           493
   Restricted escrows                                           1,150         1,114
   Other assets                                                 1,273           592
   Investment in affiliated partnerships                          987           894
   Investment in Master Loan to affiliate                      14,123        14,144
   Investment properties:
      Land                                                     14,272        14,272
      Buildings and related personal property                  68,474        67,805
                                                               82,746        82,077
      Less:  Accumulated depreciation                         (21,168)      (19,158)
                                                               61,578        62,919
                                                             $ 80,054      $ 83,331
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $   264         $ 176
   Tenant security deposit liabilities                            688           689
   Accrued property taxes                                         269           326
   Other liabilities                                              924         1,408
   Mortgage notes payable                                      52,024        52,649
                                                               54,169        55,248
Partners' Capital
   General partner                                                119            125
   Limited partners (199,043.2 units issued and
      outstanding)                                             25,766        27,958
                                                               25,885        28,083
                                                             $ 80,054      $ 83,331

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

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2003        2002        2003        2002

Rental income                               $ 4,103     $ 2,679     $ 8,161     $ 5,387
Interest income on investment in
  Master Loan to affiliate                       --         386          --         386
Other income                                    353         184         667         405
Casualty gain                                    25          --          25          --
        Total revenues                        4,481       3,249       8,853       6,178

Operating                                     2,008       1,127       4,101       2,372
General and administrative                      269         237         527         389
Depreciation                                  1,010         767       2,029       1,486
Interest                                        916         471       1,828         934
Property taxes                                  310         208         573         416
        Total expenses                        4,513       2,810       9,058       5,597

(Loss) income from operations               $   (32)    $   439     $  (205)    $   581

Equity in income from investment                 --          --         350          --
Net (loss) income                           $   (32)    $   439     $   145     $   581

Net (loss) income allocated to general
  partner (1%)                              $    --     $     4     $     1     $     6

Net (loss) income allocated to limited
  partners (99%)                                (32)        435         144         575

                                            $   (32)    $   439     $   145     $   581

Net (loss) income per limited
  partnership unit                          $ (0.16)    $  2.19     $  0.72     $  2.89

Distributions per limited
  partnership unit                          $  1.75     $  4.64     $ 11.74     $  6.91

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --          (10)       (1,375)     (1,385)

Net income for the six months
   ended June 30, 2002                      --            6           575         581

Partners' capital at
   June 30, 2002                     199,045.2     $    119      $ 27,414    $ 27,533

Partners' capital
   at December 31, 2002              199,043.2      $   125      $ 27,958    $ 28,083

Distributions to partners                   --           (7)       (2,336)     (2,343)

Net income for the six
   months ended June 30, 2003               --            1           144         145

Partners' capital
   at June 30, 2003                  199,043.2      $   119      $ 25,766    $ 25,885


            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income                                                     $ 145        $ 581
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  2,029       1,486
     Amortization of loan costs, lease commissions and
      mortgage premiums                                              (30)         28
     Casualty gain                                                   (25)         --
     Equity in income from investment                               (350)         --
     Change in accounts:
      Receivables and deposits                                       158         125
      Other assets                                                  (684)       (431)
      Accounts payable                                                88          --
      Tenant security deposit liabilities                             (1)        (52)
      Accrued property taxes                                         (57)         46
      Other liabilities                                             (484)         65
      Net cash provided by operating activities                      789       1,848

Cash flows from investing activities:
  Net deposits to restricted escrows                                 (36)        (25)
  Property improvements and replacements                            (737)       (102)
  Insurance proceeds received                                         73          --
  Principal receipts on Master Loan to affiliate                      15          --
  Distributions from affiliated partnerships                         258          --
      Net cash used in investing activities                         (427)       (127)

Cash flows from financing activities:
  Distributions to partners                                       (2,343)     (1,385)
  Payments on mortgage notes payable                                (554)       (172)
  Lease commissions paid                                             (38)         --
  Advances from general partner                                       32          --
  Repayment of advances from general partner                         (32)         --
      Net cash used in financing activities                       (2,935)     (1,557)

Net (decrease) increase in cash and cash equivalents              (2,573)        164
Cash and cash equivalents at beginning of period                   3,175         922
Cash and cash equivalents at end of period                       $ 602       $ 1,086

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,040       $ 905

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Reclassifications:   Certain  reclassifications  have  been  made  to  the  2002 information to conform to the 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note B - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and are owned by, CCEP.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner has decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is expected to be completed during the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the accompanying consolidated statements of operations for the three and six month periods ending June 30, 2003.

At June 30, 2003, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 2003 there was no interest income recorded by the Partnership. For the six months ended June 30, 2002 the Partnership recorded approximately $386,000 of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. There was no provision for impairment loss during the six months ended June 30, 2003 and 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

The principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000 and $14,144,000 at June 30, 2003 and December 31, 2002, respectively. This amount represents the fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $881,000, and $23,528,000 for the six months ended June 30, 2003 and 2002, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At June 30, 2003 and December 31, 2002, such cumulative unrecognized interest totaling approximately $1,343,000 and $462,000 was not included in the balance of the investment in Master Loan. Cumulative unrecognized interest owed on the Master Loan of approximately $376,239,000 was forgiven by the Partnership during the third quarter of 2002. The remaining collateral properties are encumbered by first mortgages totaling approximately $22,977,000 as of June 30, 2003, which are senior to the Master Loan. This has been taken into consideration in determining the fair value of the Master Loan.

During the six months ended June 30, 2003 and 2002, the Partnership made no advances to CCEP on the Master Loan. During the six months ended June 30, 2003 the Partnership received principal payments on the Master Loan of approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002. No principal payments were received during the six months ended June 30, 2002.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $453,000 and $286,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $248,000 and $225,000 for the six months ended June 30, 2003 and 2002, respectively which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $32,000 for expenses at four of the Partnership's properties during the six months ended June 30, 2003. This advance was repaid in full prior to June 30, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the six months ended June 30, 2003. There were no loans from the General Partner or associated interest expense during the six months ended June 30, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                     Ownership    Investment Balance
Partnership                    Type of Ownership     Percentage      June 30, 2003

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $  40
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 24
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%                923
                                                                          $ 987

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2003, the Partnership received distributions of approximately $258,000 from two of the affiliated partnerships, of which approximately $243,000 related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

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

Segment information for the three and six months ended June 30, 2003 and 2002 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

     For the three months ended
            June 30, 2003              Residential  Commercial    Other      Totals
Rental income                            $ 3,860       $ 243       $ --      $ 4,103
Other income                                 324           29         --         353
Interest expense                             860           56         --         916
Depreciation                                 968           42         --       1,010
General and administrative expense            --           --        269         269
Segment profit (loss)                        391         (154)      (269)        (32)

      For the six months ended
            June 30, 2003              Residential  Commercial    Other      Totals
Rental income                            $ 7,660       $ 501       $ --     $ 8,161
Other income                                 611           56         --        667
Equity in income from investment              --           --        350        350
Interest expense                           1,716          112         --      1,828
Depreciation                               1,945           84         --      2,029
General and administrative expense            --           --        527        527
Segment profit (loss)                        628         (306)      (177)       145
Total assets                              63,855          881     15,318     80,054
Capital expenditures                         681           55         --        736

     For the three months ended
            June 30, 2002              Residential  Commercial    Other      Totals
Rental income                            $ 2,396       $ 283       $ --     $ 2,679
Other income                                 157           26          1        184
Interest income on investment
  in Master Loan                              --           --        386        386
Interest expense                             414           57         --        471
Depreciation                                 701           66         --        767
General and administrative expense            --           --        237        237
Segment profit (loss)                        392         (103)       150        439

      For the six months ended
            June 30, 2002              Residential  Commercial    Other      Totals
Rental income                            $ 4,841       $ 546       $ --     $ 5,387
Other income                                 348           55          2        405
Interest income on investment
   in Master Loan                             --           --        386        386
Interest expense                             820          114         --        934
Depreciation                               1,399           87         --      1,486
General and administrative expense            --           --        389        389
Segment profit (loss)                        765         (183)        (1)       581
Total assets                              27,158        1,187     26,827     55,172
Capital expenditures                          90           12         --        102

Note F - Casualty Gain

During the six months ended June 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Home related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of net fixed assets of approximately $48,000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Loft Apartments (2)                       80%        92%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  92%        91%
      The Sterling Commerce Center (1)              55%        55%
        Philadelphia, Pennsylvania
      Silverado Apartments (2), (4)                 93%        96%
         El Paso, Texas
      The Knolls Apartments (2), (4)                83%        93%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (3),(4)       91%        89%
         Overland Park, Kansas
      Tates Creek Village Apartments (4)            88%        88%
         Lexington, Kentucky

(1) The General Partner attributes the low occupancy at The Sterling Commerce Center to the loss of a major tenant in late December 2001. The Partnership is actively seeking a tenant to lease the space formerly occupied by this major tenant.

(2)   The General  Partner  attributes  the  decrease in  occupancy  at The Loft
      Apartments, The Knolls Apartments, and Silverado Apartments to the competitive market of the apartment industry in the properties' respective locations.

(3) The General Partner attributes the increase in occupancy at Indian Creek Village Apartments to an increase in marketing outreach and promotions.

(4) The Partnership acquired these investment properties through foreclosure during the third quarter of 2002 (see discussion below).

Results of Operations

The Partnership's net income for the six months ended June 30, 2003 was approximately $145,000 compared to net income of approximately $581,000 for the corresponding period in 2002. The Partnership recognized a net loss for the three months ended June 30, 2003 of approximately $32,000 compared to net income of approximately $439,000 for the corresponding period in 2002. The decrease in net income for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 is primarily due to an increase in total expenses and a decrease of approximately $386,000 in interest payments received and therefore recognized on the Master Loan partially offset by an increase in total revenues and the recognition of equity in income from investment. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan.

Total expenses increased largely due to the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during August 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002 (see "CCEP Property Operations" for further discussion). The foreclosure process on the remaining four properties held by CCEP is expected to be completed during the third quarter of 2003. As the deeds are executed, title in the properties previously owned by CCEP are transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the third quarter of 2002.

Exclusive of the item related to the Master Loan and the operations of the foreclosed properties, the Partnership recognized net income for the six months ended June 30, 2003 of approximately $22,000 compared to net income of approximately $195,000 for the corresponding period in 2002. The Partnership's net loss for the three months ended June 30, 2003 was approximately $241,000 compared to net income of approximately $53,000 for the corresponding period in 2002. The decrease in net income for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily due to an increase in total expenses and a decrease in total revenues partially offset by equity in income from investment. The decrease in net income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily due to a decrease in total revenues and an increase in total expenses.

Total expenses increased during the three and six months ended June 30, 2003 primarily due to increases in operating expenses and general and administrative expenses partially offset by a decrease in depreciation expense. Operating expenses increased primarily due to an increase in property and maintenance expenses. Property expenses increased due to an increase in utility expenses at The Sterling Apartment Homes and Commerce Center and increased contract security patrol expenses at The Sterling Commerce Center partially offset by a decrease in salaries and other related benefits at The Sterling Apartment Homes. Maintenance expenses increased primarily due to an increase in contract services at Sterling Apartment Homes and The Loft Apartments. Depreciation expense decreased during the three and six months ended June 30, 2003 due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling.

General and administrative expense increased for the three and six months ended June 30, 2003 due to the timing of the payment of a business privilege tax paid to the city of Philadelphia during the six months ended June 30, 2003. Included in general and administrative expenses for the three and six months ended June 30, 2003 and 2002 are costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Excluding the operations of the foreclosed properties and items related to the Master Loan, the decrease in total revenues during the three and six months ended June 30, 2003 is primarily due to a decrease in rental income, and other income partially offset by a casualty gain at The Sterling Apartment Homes (as discussed in Item 1. Financial Statements "Note F"). Rental income decreased for both periods primarily due to a decrease in rental rates at Sterling Apartment Homes and Commerce Center and The Loft Apartments and a decrease in occupancy at The Loft Apartments. The decrease is also due to an increase in bad debt expense and concession related expenses at The Sterling Apartment Homes and Commerce Center and The Lofts Apartments. These decreases were partially offset by an increase in occupancy at The Sterling Apartment Homes. The decrease in other income is primarily due to a decrease in utility reimbursements at The Sterling Apartment Homes.

The equity in income from investment for the six months ended June 30, 2003 is primarily due to the recognition of the Partnership's earnings on its investments in affiliated partnerships assumed during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2003, the Partnership received distributions of approximately $258,000 from two of the affiliated partnerships, of which approximately $243,000 related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $602,000 compared to approximately $1,086,000 at June 30, 2002. Cash and cash equivalents decreased approximately $2,573,000 since December 31, 2002 due to approximately $2,935,000 and $427,000 of net cash used in financing and investing activities, respectively, partially offset by approximately $789,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties, lease commissions paid and repayment of advances from general partner, slightly offset by advances from general partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders partially offset by distributions received from affiliated partnerships, insurance proceeds and principal receipts on the Master Loan. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft

During the six months ended June 30, 2003, the Partnership completed approximately $49,000 of capital improvements, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, floor covering replacement, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2003, the Partnership completed approximately $240,000 of capital improvements consisting primarily of floor covering replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $79,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements, HVAC replacement and heating and electrical upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $27,000 of capital improvements at Silverado Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of air conditioning renovations, floor covering and appliance replacements, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $289,000 of capital improvements at The Knolls Apartments consisting primarily of major landscaping, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and other property improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $76,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacements, exterior painting and air conditioning upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tates Creek Village Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $56,000 of capital improvements at Tates Creek Village Apartments consisting primarily of plumbing improvements and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserve and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $52,024,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $18,907,000 on December 1, 2005, October 1, 2008 and during 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations             $  712           $ 3.55           $  999            $ 4.97
Sale (1)                1,631             8.19               --                --
Surplus (2)                --               --              386              1.94
                       $2,343           $11.74           $1,385            $ 6.91

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.
(2) Consists of receipt of interest payment on the Master Loan from operations of the collateral properties.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired, and the investment properties foreclosed upon in the third quarter of 2002 were recorded at their fair market value at the time of the foreclosure. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

CCEP Property Operations

During the year ended December 31, 2002, CCIP foreclosed on four of the properties that collaterized the Master Loan (see "Item 1. Financial Statements
- Note B" for further discussion). During the third quarter of 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is expected to be completed during the third quarter of 2003. As the deeds are executed, title in the properties previously owned by CCEP are vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. When CCEP no longer has title to any properties, it will be dissolved.

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

During the period from January 1, 2003 to June 30, 2003, the net change in liabilities remained constant, but was affected by an increase in cash and cash equivalents, tenant security deposit liabilities, accrued property taxes and Master Loan and interest payable and decreases in other liabilities, mortgage notes payable and accounts payable due to the foreclosure of four of the investment properties held by CCEP as discussed in "Results of Operations" and the sale of Society Park Apartments as discussed below.

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the six months ended June 30, 2003.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2003.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term         Average Interest
                               Debt             Rate 7.12%
                                              (in thousands)

                               2003            $    520
                               2004               1,118
                               2005               5,105
                               2006               1,210
                               2007               1,304
                            Thereafter           41,490
                              Total            $ 50,747

ITEM 4.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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


                        Exhibit 31.1      Certification  of  equivalent of
                                          Chief  Executive  Officer  pursuant to
                                          Securities    Exchange    Act    Rules
                                          13a-14(a)/15d-14(a),     as    Adopted
                                          Pursuant   to   Section   302  of  the
                                          Sarbanes-Oxley Act of 2002.

                        Exhibit 31.2      Certification  of  equivalent of
                                          Chief  Financial  Officer  pursuant to
                                          Securities    Exchange    Act    Rules
                                          13a-14(a)/15d-14(a),     as    Adopted
                                          Pursuant   to   Section   302  of  the
                                          Sarbanes-Oxley Act of 2002.

                        Exhibit 32.1      Certification Pursuant to 18  U.S.C.
                                          Section  1350,  as  Adopted Pursuant
                                          to Section 906 of the  Sarbanes-Oxley
                                          Act of 2002.


                        Exhibit 99 Consolidated Capital Equity Partners, L.P., unaudited financial statements for the three and six months ended June 30, 2003 and 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                               /s/Paul J. McAuliffe
                               Paul J. McAuliffe
                               Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   EXHIBIT 99

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                         UNAUDITED FINANCIAL STATEMENTS

                       FOR THE THREE AND SIX MONTHS ENDED

                             June 30, 2003 and 2002

ITEM 1.     Financial Statements



                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)


                                                     June 30,          December 31,
                                                       2003                2002
                                                   (Unaudited)             (Note)
Assets
  Cash and cash equivalents                           $ 988               $ 963
  Receivables and deposits                               206                 264
  Other assets                                           274                  90
  Investment properties                               38,500              38,500
                                                      39,968              39,817
Liabilities
  Accounts payable                                       183                 338
  Tenant security deposit liabilities                    302                 272
  Due to affiliates                                      970                 929
  Accrued property taxes                                 390                  --
  Other liabilities                                      167                 876
  Mortgage notes payable                              22,977              23,290
  Master Loan and interest payable                    14,979              14,112
                                                      39,968              39,817

Net liabilities in liquidation                         $ --                $ --

Note: The Statement of Net Liabilities in Liquidation at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Accompanying Notes to Financial Statements


               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                  Period from January 1, 2003 to June 30, 2003


Net liabilities in liquidation at December 31, 2002                    $     --

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                     25
   Decrease in receivables and deposits                                     (58)
   Increase in other assets                                                 184
   Decrease in accounts payable                                             155
   Increase in tenant security deposit liabilities                          (30)
   Increase in due to affiliates                                            (41)
   Increase in accrued taxes                                               (390)
   Decrease in other liabilities                                            709
   Decrease in mortgage notes payable                                       313
   Increase in Master Loan and interest payable                            (867)
Net liabilities in liquidation at June 30, 2003                        $     --


                   See Accompanying Notes to Financial Statements

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
                                                            $(11,442)

                   See Accompanying Notes to Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
      STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)


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


                   See Accompanying Notes to Financial Statements

                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Investment Partners, L.P. ("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement and to foreclose or to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor did ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP executed deeds in lieu of foreclosure during the third quarter of 2002 on four of the active properties of the Partnership. In addition, one of the properties was sold in December 2002. The foreclosure process on the remaining four properties held by the Partnership is expected to be completed during the third quarter of 2003. Upon completion of the foreclosures or execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern, and it will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities requires many estimates and assumptions. There are substantial uncertainties in completing the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Note B - Master Loan and Accrued Interest Payable

The Master Loan principal and interest payable balance at June 30, 2003 is approximately $14,979,000.

Terms of Master Loan Agreement

The General Partner had been in negotiations with CCIP with respect to its options which included CCIP foreclosing on the properties in CCEP which collateralize the Master Loan or extending the terms of the Master Loan. CCIP decided to foreclose on the properties that collaterize the Master Loan. CCIP began the process of executing deeds in lieu of foreclosure during the third quarter of 2002 on all the investment properties of the Partnership. During August 2002 the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by the Partnership was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP is expected to be completed during the third quarter of 2003. As the deeds are executed, title in the properties previously owned by the Partnership are vested in CCIP, subject to the existing liens on the properties including the first mortgage loans. As a result, during the year ended December 31, 2002, CCIP assumed responsibility for the operations of the foreclosed properties. When CCEP no longer has title to any properties, the Partnership will be dissolved.

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

During the six months ended June 30, 2003, the Partnership paid a principal payment on the Master Loan of approximately $15,000. No principal payments were made during the six months ended June 30, 2002.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $205,000 and $458,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $65,000 and $115,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $264,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $29,000 and $47,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Society Park in December 2002 the Partnership paid the General Partner a fee of $218,000 during the six months ended June 30, 2003 as compensation for its role in the sale. This fee was included in gain on sale of discontinued operations at December 31, 2002.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2002 annual report. There were no interest payments made during the six months ended June 30, 2003. A $386,000 interest payment was made on the Master Loan during the six months ended June 30, 2002.

There were no advances on the Master Loan during the six months ended June 30, 2003 or 2002. There were also no principal payments made on the Master Loan during the six months ended June 30, 2002. A $15,000 principal payment was made on the Master Loan during the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $103,000 and $155,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Sale of Property

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $727,000. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the six months ended June 30, 2003.

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