Form 10-Q
period 2003-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2003-11-14
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2003          2002
                                                           (Unaudited) (Note)
Assets
   Cash and cash equivalents                                 $ 1,504        $ 3,175
   Receivables and deposits                                       382           493
   Restricted escrows                                             891         1,114
   Other assets                                                 1,097           592
   Investment in affiliated partnerships (Note D)                 945           894
   Investment in Master Loan to affiliate (Note B)             14,123        14,144
   Investment properties:
      Land                                                     14,272        14,272
      Buildings and related personal property                  68,835        67,805
                                                               83,107        82,077
      Less:  Accumulated depreciation                         (22,120)      (19,158)
                                                               60,987        62,919
                                                             $ 79,929      $ 83,331
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 205          $ 176
   Tenant security deposit liabilities                            680           689
   Accrued property taxes                                         378           326
   Other liabilities                                            1,116         1,408
   Mortgage notes payable                                      51,705        52,649
                                                               54,084        55,248
Partners' Capital
   General partner                                                119            125
   Limited partners (199,043.2 units issued and
      outstanding)                                             25,726        27,958
                                                               25,845        28,083
                                                             $ 79,929      $ 83,331

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

             See Accompanying Notes to Consolidated Financial Statement

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                             2003        2002        2003        2002

Rental income                               $ 4,278     $ 3,585     $12,439     $ 8,972
Interest income on investment in
  Master Loan to affiliate (Note B)              --          --          --         386
Other income                                    359         298       1,026         703
Casualty gain (Note F)                           (7)         --          18          --
        Total revenues                        4,630       3,883      13,483      10,061

Operating                                     1,980       1,345       6,081       3,717
General and administrative                      211         296         738         685
Depreciation                                    952         768       2,981       2,254
Interest                                        900         633       2,728       1,567
Property taxes                                  294         265         867         681
        Total expenses                        4,337       3,307      13,395       8,904

Income from operations                          293         576          88       1,157

Gain on foreclosure of real estate               --       1,831          --       1,831

Gain on sale of investment (Note D)             748          --       1,098          --

Net income                                  $ 1,041     $ 2,407     $ 1,186     $ 2,988

Net income allocated to general
  partner (1%)                              $    10     $    24     $    12     $    30
Net income allocated to limited
  partners (99%)                              1,031       2,383       1,174       2,958

Net income                                  $ 1,041     $ 2,407     $ 1,186     $ 2,988

Net income per limited partnership
  unit                                      $  5.18     $ 11.97     $  5.90     $ 14.86

Distributions per limited
  partnership unit                          $  5.38     $  4.70     $ 17.11     $ 11.61

             See Accompanying Notes to Consolidated Financial Statement

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2001                 199,045.2      $   123      $ 28,214    $ 28,337

Distributions to partners                   --          (18)       (2,312)     (2,330)

Net income for the nine months
   ended September 30, 2002                 --           30         2,958       2,988

Partners' capital at
   September 30, 2002                199,045.2     $    135      $ 28,860    $ 28,995

Partners' capital
   at December 31, 2002              199,043.2      $   125      $ 27,958    $ 28,083

Distributions to partners                   --          (18)       (3,406)     (3,424)

Net income for the nine months
   ended September 30, 2003                 --           12         1,174       1,186

Partners' capital
   at September 30, 2003             199,043.2      $   119      $ 25,726    $ 25,845


             See Accompanying Notes to Consolidated Financial Statement

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003      2002
Cash flows from operating activities:
  Net income                                                    $ 1,186      $ 2,988
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  2,981       2,254
     Amortization of loan costs, lease commissions on
       mortgage premiums                                             (53)         61
     Casualty gain                                                   (18)         --
     Gain on sale of investment                                   (1,098)         --
     Gain on foreclosure of real estate                               --      (1,831)
     Change in accounts:
      Receivables and deposits                                       117        (246)
      Other assets                                                  (452)       (274)
      Accounts payable                                               (95)        (33)
      Tenant security deposit liabilities                             (9)         17
      Accrued property taxes                                          52         113
      Other liabilities                                             (292)        469
      Net cash provided by operating activities                    2,319       3,518

Cash flows from investing activities:
  Net receipts from (deposits to) restricted escrows                 223         (72)
  Property improvements and replacements                          (1,019)       (276)
  Insurance proceeds received                                        112          --
  Principal receipts on Master Loan to affiliate                      15          88
  Distributions from affiliated partnerships                       1,047          19
      Net cash provided by (used in) investing activities            378        (241)

Cash flows from financing activities:
  Distributions to partners                                       (3,424)     (2,330)
  Payments on mortgage notes payable                                (829)       (309)
  Lease commissions paid                                            (115)         --
  Advances from general partner                                      220          --
  Repayment of advances from general partner                        (220)         --
      Net cash used in financing activities                       (4,368)     (2,639)

Net (decrease) increase in cash and cash equivalents              (1,671)        638
Cash and cash equivalents at beginning of period                   3,175         922
Cash and cash equivalents at end of period                      $ 1,504      $ 1,560

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,007      $ 1,525
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                              $ 124        $ --

             See Accompanying Notes to Consolidated Financial Statement

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale (see Note H for further discussion). As the deeds were executed, title in the properties previously owned by CCEP were
transferred  to  the  Partnership,   subject  to  the  existing  liens  on  such
properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the accompanying consolidated statements of operations for the three and nine month periods ending September 30, 2003 and 2002.

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

At September 30, 2003, the recorded investment in the Master Loan was considered to be impaired under SFAS 114 "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral, as repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 2003 there was no interest income recorded by the Partnership. For the nine months ended September 30, 2002 the Partnership recorded approximately $386,000 of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership.

The fair value of all of the collateral properties which on a combined basis secure the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. There was no provision for impairment loss during the nine months ended September 30, 2003 and 2002. The General Partner evaluates the net realizable value on a semi-annual basis or as circumstances dictate that it should be analyzed.

The principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000 and $14,144,000 at September 30, 2003 and December 31, 2002, respectively. This amount represents the fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,322,000, and $31,601,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At September 30, 2003 and December 31, 2002, such cumulative unrecognized interest totaling approximately $1,784,000 and $462,000 was not included in the balance of the investment in Master Loan. Cumulative unrecognized interest owed on the Master Loan of approximately $376,239,000 was forgiven by the Partnership during the third quarter of 2002. The remaining collateral properties are encumbered by first mortgages totaling approximately $22,828,000 as of September 30, 2003, which are senior to the Master Loan. This has been taken into consideration in determining the fair value of the Master Loan.

During the nine months ended September 30, 2003 and 2002, the Partnership made no advances to CCEP on the Master Loan. During the nine months ended September 30, 2003 the Partnership received principal payments on the Master Loan of approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002. During the nine months ended September 30, 2002 the Partnership received principal payments of approximately $88,000 representing cash received on certain investments held by CCEP, which were required to be transferred to the Partnership per the Master Loan Agreement.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $695,000 and $468,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $375,000 and $337,000 for the nine months ended September 30, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $36,000 during the nine months ended September 30, 2003. There were no construction management fees during the nine months ended September 30, 2002. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the nine months ended September 30, 2003. This advance was repaid in full prior to September 30, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2003. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $145,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                     Ownership       Investment At
Partnership                    Type of Ownership     Percentage    September 30, 2003
                                                                     (in thousands)

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $ 17
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 23
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%                905
                                                                           $ 945

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2003 and 2002, the Partnership received distributions of approximately $1,048,000 and $19,000, respectively, from two of the affiliated partnerships. Approximately $1,013,000 of the distribution received during the nine months ended September 30, 2003 related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as gain on sale of investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized gain on sale of investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

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

Segment information for the three and nine months ended September 30, 2003 and 2002 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


     For the three months ended
         September 30, 2003            Residential  Commercial    Other      Totals
Rental income                            $ 3,983       $ 295       $ --      $ 4,278
Other income                                 327           32         --         359
Interest expense                             843           57         --         900
Depreciation                                 909           43         --         952
General and administrative expense            --           --        211         211
Gain on sale of investment                    --           --        748         748
Segment profit (loss)                        601          (97)       537       1,041


      For the nine months ended
         September 30, 2003            Residential  Commercial    Other      Totals

Rental income                            $11,643       $ 796       $ --     $12,439
Other income                                 938           88         --      1,026
Interest expense                           2,559          169         --      2,728
Depreciation                               2,854          127         --      2,981
General and administrative expense            --           --        738        738
Gain on sale of investment                    --           --      1,098      1,098
Segment profit (loss)                      1,229         (403)       360      1,186
Total assets                              63,327          956     15,646     79,929
Capital expenditures                       1,064           79         --      1,143


     For the three months ended
         September 30, 2002            Residential  Commercial    Other      Totals

Rental income                            $ 3,307       $ 278       $ --     $ 3,585
Other income                                 264           31          3        298
Interest expense                             576           57         --        633
Depreciation                                 722           46         --        768
General and administrative expense            --           --        296        296
Gain on foreclosure of real estate            --           --      1,831      1,831
Segment profit (loss)                        948          (79)     1,538      2,407


      For the nine months ended
         September 30, 2002            Residential  Commercial    Other      Totals

Rental income                            $ 8,148       $ 824       $ --     $ 8,972
Other income                                 612           86          5        703
Interest income on investment
   in Master Loan                             --           --        386        386
Interest expense                           1,396          171         --      1,567
Depreciation                               2,121          133         --      2,254
General and administrative expense            --           --        685        685
Gain on foreclosure of real estate            --           --      1,831      1,831
Segment profit (loss)                      1,713         (262)     1,537      2,988
Total assets                              65,451        1,078     17,840     84,369
Capital expenditures                         257           19         --        276

Note F - Casualty Gain

During the nine months ended September 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of undepreciated fixed assets of approximately $48,000.

During the nine months ended September 30, 2003, there was a casualty loss of approximately $7,000 recorded at Tates Creek Village Apartments related to an ice storm which resulted in major landscaping damage. The loss was the result of the receipt of insurance proceeds of approximately $39,000, net of the write off of undepreciated fixed assets of approximately $46,000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note H - Subsequent Event

In November 2003, the Partnership acquired the four remaining properties held by
CCEP:  Plantation  Gardens  Apartments,   Regency  Oaks  Apartments,  The  Dunes
Apartments,  and  Palm  Lake  Apartments.   These  properties  were  sold  at  a
foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest (Note B). An affiliate of the General Partner advanced the Partnership approximately $31,278,000 in order to purchase these properties at the sale. The sale proceeds will be sent to the Partnership as the lien holder and will be used to repay the advance from the affiliate of the General Partner. The advance will bear interest at prime plus 2%. The Partnership acquired the properties previously held by CCEP subject to the existing liens on the properties including the first mortgage loans. CCIP intends to continue to operate these properties as residential apartment complexes.

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

The Partnership's investment properties consist of six properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Loft Apartments (2)                       82%        92%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  93%        91%
      The Sterling Commerce Center (1)              55%        55%
        Philadelphia, Pennsylvania
      Silverado Apartments (3)                      94%        96%
         El Paso, Texas
      The Knolls Apartments (2), (3)                84%        92%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (3)           91%        93%
         Overland Park, Kansas
      Tates Creek Village Apartments (3), (4)       89%        96%
         Lexington, Kentucky

(1) The General Partner attributes the low occupancy at The Sterling Commerce Center to the loss of a major tenant in late December 2001. A new tenant has signed a lease and is expected to occupy a large portion of the vacant space during the fourth quarter of 2003.

(2) The General Partner attributes the decrease in occupancy at The Loft Apartments and The Knolls Apartments to the competitive market of the apartment industry in the properties' respective locations.

(3) The Partnership acquired these investment properties through foreclosure during the third quarter of 2002 (see discussion below).

(4) The General Partner attributes the decrease in occupancy at Tates Creek Village Apartments to lower interest rates in the market leading to tenants purchasing homes.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $1,186,000 compared to net income of approximately $2,988,000 for the corresponding period in 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $1,041,000 compared to net income of approximately $2,407,000 for the corresponding period in 2002. The decrease in net income for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 is primarily due to an increase in total expenses, a decrease in gain on foreclosure of real estate of $1,831,000 and a decrease of approximately $386,000 in interest payments received during the three month period and therefore recognized on the Master Loan partially offset by an increase in total revenues and an increase in gain on sale of investment. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan.

The decrease in gain on foreclosure of real estate and the increase in total expenses is largely due to the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during August 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during the third quarter of 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002 (see "CCEP Property Operations" for further discussion). The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds are executed, title in the properties previously owned by CCEP are transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the third quarter of 2002.

Exclusive of the item related to the Master Loan, the gain on foreclosure of real estate, and the operations of the foreclosed properties, the Partnership recognized net income for the nine months ended September 30, 2003 of approximately $962,000 compared to net income of approximately $307,000 for the corresponding period in 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $940,000 compared to net income of approximately $112,000 for the corresponding period in 2002. The increase in net income for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 is primarily due to an increase in gain on sale of investment. The increase in net income for the nine months ended September 30, 2003 was partially offset by an increase in total expenses and a decrease in total revenues. The increase in net income for the three months ended September 30, 2003 was also due to a decrease in total expenses and an increase in total revenues.

Total expenses, exclusive of the foreclosed properties, decreased during the three months ended September 30, 2003 primarily due to a decrease in general and administrative expenses and depreciation expense partially offset by an increase in operating expenses. Total expenses increased during the nine months ended September 30, 2003 primarily due to increases in operating expenses and general and administrative expenses partially offset by a decrease in depreciation expense. Operating expense increased during the three and nine months ended September 30, 2003 primarily due to an increase in property and maintenance expenses. Property expenses increased due to an increase in utility expenses at The Sterling Apartment Homes and Commerce Center and increased contract security patrol expenses at The Sterling Commerce Center partially offset by a decrease in salaries and other related benefits and contract security patrol expenses at The Sterling Apartment Homes. Maintenance expenses increased due to an increase in contract services at Sterling Apartment Homes and The Loft Apartments. Depreciation expense decreased during the three and nine months ended September 30, 2003 due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling. General and administrative expenses decreased for the three months ended September 30, 2003 due to a change in the estimated tax liability of a business privilege tax paid annually to the city of Philadelphia. General and administrative expenses increased during the nine months ended September 30, 2003 primarily due to an increase in the cost of the annual audit required by the Partnership Agreement.

The increase in gain on sale of investment for the three and nine months ended September 30, 2003 is primarily due to the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2003, the Partnership received distributions of approximately $1,048,000 from two of the affiliated partnerships, of which approximately $1,013,000 related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as gain on sale of investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized gain on sale of investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

The decrease in total revenues, exclusive of the foreclosed properties, during the nine months ended September 30, 2003 is primarily due to a decrease in rental income and other income. Rental income decreased primarily due to a decrease in rental rates at Sterling Apartment Homes and Commerce Center and The Loft Apartments and a decrease in occupancy at The Loft Apartments. The decrease is also due to an increase in concession related expenses at The Sterling
Apartment Homes. These decreases were partially offset by an increase in occupancy at The Sterling Apartment Homes. The decrease in other income is primarily due to a decrease in utility reimbursements at The Sterling Apartment Homes. The increase in total revenues during the three months ended September 30, 2003 is primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased primarily due to an increase in occupancy at The Sterling Apartment Homes. The decrease in other income is primarily due to a decrease in parking income and utility reimbursements at The Sterling Apartment Homes partially offset by an increase in vending income at The Sterling Apartment Homes.

Included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are costs of the services provided by the General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,504,000 compared to approximately $1,560,000 at September 30, 2002. Cash and cash equivalents decreased approximately $1,671,000 since December 31, 2002 due to approximately $4,368,000 of net cash used in financing activities partially offset by approximately $2,319,000 and $378,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties, lease commissions paid and repayment of advances from general partner, slightly offset by advances from general partner. Cash provided by investing activities consisted of distributions received from affiliated partnerships, insurance proceeds, principal receipts on the Master Loan and net withdrawals from escrow accounts maintained by the mortgage lenders partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $94,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2003, the Partnership completed approximately $304,000 of capital improvements at The Sterling Apartments Homes and Commerce Center, consisting primarily of floor covering replacements, air conditioning upgrades, tenant improvements and reconstruction of two units damaged by an electrical fire. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $54,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements, HVAC replacement and heating and electrical upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $62,000 of capital improvements at Silverado Apartments consisting primarily of floor covering and water heater replacements and electrical upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $36,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of air conditioning renovations, floor covering and appliance replacements, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $442,000 of capital improvements at The Knolls Apartments consisting primarily of major landscaping, structural improvements, floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow and capital reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and other property improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $119,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tates Creek Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $122,000 of capital improvements at Tates Creek Village Apartments consisting primarily of plumbing improvements, major landscaping and air conditioning unit replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional floor covering and appliance replacements and air conditioning unit replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserve and anticipated cash flow generated by the property.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $51,705,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $18,907,000 on December 1, 2005, October 1, 2008 and during 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit
Operations             $1,793           $ 8.92           $1,856            $ 9.23
Sale (1)                1,631             8.19               --                --
Surplus (2)                --               --              474              2.38
                       $3,424           $17.11           $2,330            $11.61

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.
(2) Consists of receipt of principal and interest payments on the Master Loan from operations of the collateral properties.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired. The investment properties foreclosed upon in the third quarter of 2002 were recorded at their fair market value at the time of the foreclosure. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

CCEP Property Operations

During the year ended December 31, 2002, CCIP foreclosed on four of the properties that collaterized the Master Loan (see "Item 1. Financial Statements
- Note B" for further discussion). During the third quarter of 2002, CCIP began the process of foreclosure or executing deeds in lieu of foreclosure. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale.

In November 2003, the Partnership acquired the four remaining properties held by
CCEP:  Plantation  Gardens  Apartments,   Regency  Oaks  Apartments,  The  Dunes
Apartments,  and  Palm  Lake  Apartments.   These  properties  were  sold  at  a
foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest (Note B). An affiliate of the General Partner advanced the Partnership approximately $31,278,000 in order to purchase these properties at the sale. The sale proceeds will be sent to the Partnership as the lien holder and will be used to repay the advance from the affiliate of the General Partner. The advance will bear interest at prime plus 2%. The Partnership acquired the properties previously held by CCEP subject to the existing liens on the properties including the first mortgage loans. CCIP intends to continue to operate these properties as residential apartment complexes.

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

During the period from January 1, 2003 to September 30, 2003, the net change in liabilities remained constant, but was affected by increases in cash and cash equivalents, other assets, tenant security deposit liabilities, due to affiliates, accrued property taxes and Master Loan and interest payable and decreases in other liabilities, mortgage notes payable and accounts payable due to the sale of Society Park Apartments as discussed below and the operations of the four remaining properties.

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the nine months ended September 30, 2003.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2003.

                      Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                           Long-term Average Interest
                               Debt             Rate 7.13%
                                              (in thousands)

                               2003            $    204
                               2004               1,118
                               2005               5,105
                               2006               1,210
                               2007               1,304
                            Thereafter           41,490
                              Total            $ 50,431

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

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                    Exhibit 3.3 Fee Owner's Limited Partnership  Agreement dated
                         November 14, 1990 (incorporated by reference to the 1990 Annual Report).


                    Exhibit 10.28 Form of Amended Order Setting Foreclosure Sale
                         Date pursuant to amending the foreclosure date filed on September 25, 2003 (Schedules and supplemental materials to this exhibit filed herewith have been omitted but will be provided to the Securities and Exchange Commission upon request).

                    Exhibit 10.29 Form of Certificate of Sale as to Property "1"
                         pursuant to sale of Palm Lake Apartments to CCIP Palm Lake, L.L.C. filed October 28, 2003.

                    Exhibit 10.30 Form of Certificate of Sale as to Property "2"
                         pursuant to sale of Regency Oaks Apartments to CCIP Regency Oaks, L.L.C. filed October 28, 2003.

                    Exhibit 10.31 Form of Certificate of Sale as to Property "3"
                         pursuant to sale of The Dunes Apartments (formerly known as Society Park East Apartments) to CCIP Society Park East, L.L.C. filed October 28, 2003.

                    Exhibit 10.32 Form of Certificate of Sale as to Property "4"
                         pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003.

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

                    Exhibit 32.1  Certification  Pursuant  to 18 U.S.C.  Section
                         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                    Exhibit  99  Consolidated  Capital  Equity  Partners,  L.P.,
                         unaudited financial statements for the three and nine months ended September 30, 2003 and 2002.

                  b) Reports on Form 8-K:

                        None filed during the quarter ended September 30, 2003.

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

                                 Date:   November 13, 2003

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


Date: November 13, 2003

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




Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


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

                                   EXHIBIT 99

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.

                         UNAUDITED FINANCIAL STATEMENTS

                       FOR THE THREE AND NINE MONTHS ENDED

                           September 30, 2003 and 2002

ITEM 1.     Financial Statements



                     CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                    STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)



                                                  September 30,        December 31,
                                                       2003                2002
                                                   (Unaudited) (Note)
Assets
  Cash and cash equivalents                          $ 1,312              $ 963
  Receivables and deposits                               207                 264
  Other assets                                           285                  90
  Investment properties                               38,500              38,500
                                                      40,304              39,817
Liabilities
  Accounts payable                                       124                 338
  Tenant security deposit liabilities                    295                 272
  Due to affiliates                                    1,026                 929
  Accrued property taxes                                 563                  --
  Other liabilities                                       49                 876
  Mortgage notes payable                              22,828              23,290
  Master Loan and interest payable                    15,419              14,112
                                                      40,304              39,817

Net liabilities in liquidation                         $ --                $ --

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

                Period from January 1, 2003 to September 30, 2003








Net liabilities in liquidation at December 31, 2002                    $     --

Changes in net liabilities in liquidation attributed to:
   Increase in cash and cash equivalents                                    349
   Decrease in receivables and deposits                                     (57)
   Increase in other assets                                                 195
   Decrease in accounts payable                                             214
   Increase in tenant security deposit liabilities                          (23)
   Increase in due to affiliates                                            (97)
   Increase in accrued taxes                                               (563)
   Decrease in other liabilities                                            827
   Decrease in mortgage notes payable                                       462
   Increase in Master Loan and interest payable                          (1,307)
Net liabilities in liquidation at September 30, 2003                   $     --

                 See Accompanying Notes to Financial Statements
               statement of changes in net liabilities in liquidation
                                   (Unaudited)
                                 (in thousands)

                Period from March 31, 2002 to September 30, 2002


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

                 See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners, L.P. ("the Partnership" or "CCEP") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties, L.P. ("CCIP"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan agreement and to foreclose or to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor did ConCap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP executed deeds in lieu of foreclosure during the third quarter of 2002 on four of the active properties of the Partnership. In addition, one of the properties was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. The General Partner plans to dissolve the Partnership in accordance with the Partnership Agreement during the fourth quarter of 2003. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Master Loan and Accrued Interest Payable

The Master Loan principal and interest payable balance at September 30, 2003 is approximately $15,419,000.

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

In November 2003, the Partnership acquired the four remaining properties held by
CCEP:  Plantation  Gardens  Apartments,   Regency  Oaks  Apartments,  The  Dunes
Apartments,  and  Palm  Lake  Apartments.   These  properties  were  sold  at  a
foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest (Note B). An affiliate of the General Partner advanced the Partnership approximately $31,278,000 in order to purchase these properties at the sale. The sale proceeds will be sent to the Partnership as the lien holder and will be used to repay the advance from the affiliate of the General Partner. The advance will bear interest at prime plus 2%. The Partnership acquired the properties previously held by CCEP subject to the existing liens on the properties including the first mortgage loans. CCIP intends to continue to operate these properties as residential apartment complexes.

While the process of foreclosure or executing deeds in lieu of foreclosure on all the properties currently held by CCEP was being completed, interest accrued on the Master Loan at a fluctuating rate per annum, adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product, subject to an interest rate ceiling of 12.5%. Payments were payable quarterly in an amount equal to "Excess Cash Flow", generally defined in the Master Loan as net cash flow from operations after third-party debt service and capital expenditures. Any unpaid interest was added to principal, and compounded annually. Any net proceeds from the sale or refinancing of any of CCEP's properties are paid to CCIP under the terms of the Master Loan Agreement.

During the nine months ended September 30, 2003, the Partnership paid a principal payment on the Master Loan of approximately $15,000. During the nine months ended September 30, 2002, the Partnership paid approximately $88,000 in principal payments on the Master Loan, representing cash received on certain investments held by CCEP, which were required to be transferred to CCIP under the terms of the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $310,000 and $620,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership is also subject to an Investment Advisory Agreement between the Partnership and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP's properties. The Partnership paid to such affiliates approximately $114,000 and $164,000 for the nine months ended September 30, 2003 and 2002, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $210,000 and $386,000 for the nine months ended September 30, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $40,000 and $60,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Society Park in December 2002 the Partnership paid the General Partner a fee of $218,000 during the nine months ended
September 30, 2003 as compensation for its role in the sale. This fee was included in gain on sale of discontinued operations at December 31, 2002.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP pursuant to the Master Loan which is described more fully in the 2002 annual report. There were no interest payments made during the nine months ended September 30, 2003. A $386,000 interest payment was made on the Master Loan during the nine months ended September 30, 2002.

There were no advances on the Master Loan during the nine months ended September 30, 2003 or 2002. Principal payments, of approximately $15,000 and $88,000, were made on the Master Loan during the nine months ended September 30, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $103,000 and $266,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Sale of Property

On December 27, 2002, the Partnership sold Society Park Apartments, located in Tampa, Florida, to an unaffiliated third party for net sales proceeds of approximately $1,631,000, after payment of closing costs. The Partnership used all of the proceeds from the sale of the property to pay down the Master Loan principal as required by the Master Loan Agreement. The sale resulted in a gain on sale of investment property of approximately $727,000. In conjunction with the sale, a fee of approximately $218,000 was earned by the General Partner in accordance with the Partnership Agreement. The fee was paid during the nine months ended September 30, 2003.

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

                                                                  Increase in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment of book value of property and
   improvements to estimated net realizable value                   $ 75,868
 Adjustment for estimated net realizable value of
   investment in affiliated partnerships                               1,371
 Adjustment of master loan and accrued interest to
   estimated settlement amount                                       341,159
 Adjustment of other assets and liabilities, net                      (1,598)
 Decrease in net liabilities                                        $416,800

EXHIBIT  10.28


      IN THE CIRCUIT COURT OF THE THIRTEENTH JUDICIAL CIRCUIT
            IN AND FOR HILLSBOROUGH COUNTY, FLORIDA

CONSOLIDATED CAPITAL INSTITUTIONAL
PROPERTIES, A CALIFORNIA LIMITED
PARTNERSHIP, a California Limited Partnership,

      Plaintiff,
V.    Case No. 02-04757

CONSOLIDATED CAPITAL EQUITY
PARTNERS L.P., a California limited
Partnership,

      Defendant.
______________________________/


      AMENDED ORDER SETTING FORECLOSURE SALE DATE

THIS CAUSE having come before the court, upon Plaintiff, CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, A CALIFORNIA LIMITED PARTNERSHIP, a California limited partnership's Motion to Amend Order Setting Foreclosure Sale Date, and the Court having reviewed the Motion, and the Court being otherwise fully advised in the premises, it is hereby, ORDERED AND ADJUDGED as follows:
1.   Plaintiff's Motion to Amend Order Setting Foreclosure Sale Date is granted.
2. The Final Summary Judgment of Foreclosure, previously entered in this cause on August 11, 2003, and the Order Setting Foreclosure Sale Date, entered on September 18, 2003, are incorporated herein by reference thereto, to the extent that it is consistent herewith.
3. CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, A CALIFORNIA LIMITED PARTNERSHIP holds a lien for the total sum superior to any claim or estate of Defendant CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., on property (hereinafter referred to as "Property No. 1") in Hillsborough County, Florida described on Exhibit "1" attached hereto.
4. CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, A CALIFORNIA LIMITED PARTNERSHIP, holds a lien for the total sum superior to any claim or estate of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., on property (hereinafter referred to as "Property No.2") in Seminole County, Florida described on Exhibit "2" attached hereto.
5. CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, A CALIFORNIA LIMITED PARTNERSHIP, holds a lien for the total sum superior to any claim or estate of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., on property (hereinafter referred to as "Property No.3") in Brevard County, Florida described on Exhibit "3" attached hereto.
6. CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, A CALIFORNIA LIMITED PARTNERSHIP, holds a lien for the total sum superior to any claim or estate of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., on property (hereinafter referred to as "Property No.4") in Broward County, Florida described on Exhibit "4" attached hereto.
7. If the total sum as described in the Final Summary Judgment of Foreclosure entered on August 11, 2003, together with six percent (6%) interest from the date of the Final Summary Judgment of Foreclosure to the date of payment, and all court costs accrued subsequent to that date are not paid, the Clerk of this court shall sell separately each of the four (4) properties (in the order listed in paragraphs 3, 4, 5 and 6 of this Order) at Public Sales on October 28, 2003, commencing at 11:00 o'clock a.m. to the highest bidder for cash, except as prescribed in paragraph 8 of this Order, on the second floor in the lobby of the Hillsbourough County Courthouse located at 419 Pierce Street, Tampa, Florida in accordance with S45.031 of the Florida Statutes.
8. Plaintiff shall advance all subsequent costs of this action as to each respective property and shall be reimbursed for them by the clerk if Plaintiff is not the purchaser of the particular property for which subsequent costs have been advanced. If Plaintiff is the purchaser of any particular property, the clerk shall credit Plaintiff's bid with the total sum awarded in Paragraph 2 of the Final Summary Judgment of Foreclosure, with interest and costs accruing subsequent to the judgment, or such part of it, as is necessary to pay the bid in full, as more particularly described below. In the event Plaintiff does not use its entire credit in connection with the sale of Property No. 1, then the balance of Plaintiff's credit shall be available to Plaintiff to bid at the sale of Property No.2. In the event Plaintiff does not use its entire remaining credit in connection with the sale of Property No.2, then the balance of Plaintiff's credit shall be available to Plaintiff to bid at the sale of Property No.
     3. In the event Plaintiff does not use its entire remaining credit in connection with the sale of Property No.3, then the balance of Plaintiff's credit shall be available to Plaintiff to bid at the sale of Property No.
     4. In other words, Plaintiff's credit may be spread over the four sales as Plaintiff deems appropriate, and the clerk shall continue to credit each of Plaintiff's bids with the total sum awarded in Paragraph 2 of the judgment, with interest and costs accruing subsequent to the judgment, as may be remaining after each sale, respectively.
9. On filing the certificate of title as to each property, the clerk shall distribute the proceeds of each sale, respectively, so far as they are sufficient, by paying first, one-fourth of any of Plaintiff's costs awarded in Paragraph 2 of the judgment; if any; second, one-fourth of Plaintiff's attorneys' fees awarded in Paragraph 2 of the judgment; if any; third, the total sum awarded in Paragraph 2 of the judgment with interest and costs accruing subsequent to the judgment, less any items paid subsequent to the judgment, plus interest at the rate prescribed in Paragraph 2 from the date of the judgment to the date of each sale, less any proceeds distributed to Plaintiff by the clerk as the result of any of the separate sales described in the judgment or, in the event Plaintiff is the successful bidder at any sale, less the amount of the Plaintiff's successful bid; and by retaining any remaining amount pending the further order of this court.
10. On filing the certificates of title, respectively, Defendant and all persons claiming under or against Defendant since the filing of the Notices of Lis Pendens, respectively, shall be foreclosed of all estate or claim in the properties, respectively, and each purchaser at their respective sale shall be let into possession of the property purchased by each purchaser.
11. Jurisdiction is retained to enter further Orders that are proper including, without limitation, writs of possession.


   DONE AND ORDERED at the Hillsborough County Courthouse, Tampa, Florida, on this 25th day of September, 2003.

                                          /s/ Robert J. Simms
                                          Honorable Robert J. Simms
                                          Circuit Judge

EXHIBIT 10.29


            IN THE CIRCUIT COURT OF THE THIRTEENTH JUDICIAL CIRCUIT
                  IN AND FOR HILLSBOROUGH COUNTY, FLORIDA


CONSOLIDATED CAPITAL INSTITUTIONAL
PROPERTIES, A CALIFORNIA LIMITED
PARTNERSHIP, a California Limited Partnership,

      Plaintiff,
V.    Case No. 02-04757

CONSOLIDATED CAPITAL EQUITY
PARTNERS L.P., a California limited
partnership,

      Defendant.
______________________________/


              CERTIFICATE OF SALE AS TO PROPERTY "1"

The undersigned Clerk of the Circuit Court certifies that the Second Amended Notice of Public Sale of the property of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS L.P., a California limited partnership, described in the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date was published in the Tampa Tribune, a newspaper circulated in Hillsborough County, Florida, in the manner shown by the Proof of Publication attached, and on the 28th day of October, 2003, the property was offered for Public Sale to the highest and best bidder for cash. The highest and best bid received for the property was submitted by CCIP PALM LAKE, L.L.C., to whom the property was sold. The proceeds of the sale are retained for distribution in accordance with the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date.

EXHIBIT 10.30


            IN THE CIRCUIT COURT OF THE THIRTEENTH JUDICIAL CIRCUIT
                  IN AND FOR HILLSBOROUGH COUNTY, FLORIDA


CONSOLIDATED CAPITAL INSTITUTIONAL
PROPERTIES, A CALIFORNIA LIMITED
PARTNERSHIP, a California Limited Partnership,

      Plaintiff,
V.    Case No. 02-04757

CONSOLIDATED CAPITAL EQUITY
PARTNERS L.P., a California limited
partnership,

      Defendant.
______________________________/


              CERTIFICATE OF SALE AS TO PROPERTY "2"

The undersigned Clerk of the Circuit Court certifies that a Second Amended Notice of Public Sale of the property of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS L.P., a California limited partnership, described in the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date, was published in the Tampa Tribune, a newspaper circulated in Hillsborough County, Florida and in the Orlando Sentinel, a newspaper circulated in Seminole County, Florida, in the manner shown by the Proofs of Publication attached, and on the 28th day of October, 2003, the property was offered for Public Sale to the highest and best bidder for cash. The highest and best bid received for the property was submitted by CCIP REGENCY OAKS, L.L.C., to whom the property was sold. The proceeds of the sale are retained for distribution in accordance with the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date.

EXHIBIT 10.31


            IN THE CIRCUIT COURT OF THE THIRTEENTH JUDICIAL CIRCUIT
                  IN AND FOR HILLSBOROUGH COUNTY, FLORIDA


CONSOLIDATED CAPITAL INSTITUTIONAL
PROPERTIES, A CALIFORNIA LIMITED
PARTNERSHIP, a California Limited Partnership,

      Plaintiff,
V.    Case No. 02-04757

CONSOLIDATED CAPITAL EQUITY
PARTNERS L.P., a California limited
partnership,

      Defendant.
______________________________/


              CERTIFICATE OF SALE AS TO PROPERTY "3"

The undersigned Clerk of the Circuit Court certifies that Second Amended Notice of Public Sale of the property of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS L.P., a California limited partnership, described in the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date, was published in the Tampa Tribune, a newspaper circulated in Hillsborough County and in The Orlando Sentinel, a newspaper circulated in Brevard County, Florida, in the manner shown by the Proofs of Publication attached, and on the 28th day of October, 2003, the property was offered for Public Sale to the highest and best bidder for cash. The highest and best bid received for the property was submitted by CCIP SOCIETY PARK EAST, L.L.C., to whom the property was sold. The proceeds of the sale are retained for distribution in accordance with the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date.

EXHIBIT 10.32


            IN THE CIRCUIT COURT OF THE THIRTEENTH JUDICIAL CIRCUIT
                  IN AND FOR HILLSBOROUGH COUNTY, FLORIDA


CONSOLIDATED CAPITAL INSTITUTIONAL
PROPERTIES, A CALIFORNIA LIMITED
PARTNERSHIP, a California Limited Partnership,

      Plaintiff,
V.    Case No. 02-04757

CONSOLIDATED CAPITAL EQUITY
PARTNERS L.P., a California limited
partnership,

      Defendant.
______________________________/


              CERTIFICATE OF SALE AS TO PROPERTY "4"

The undersigned Clerk of the Circuit Court certifies that Second Amended Notice of Public Sale of the property of Defendant, CONSOLIDATED CAPITAL EQUITY PARTNERS L.P., a California limited partnership, described in the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date was published in the Tampa Tribune, a newspaper circulated in Hillsborough County, Florida and the Sun-Sentinel, a newspaper circulated in Broward County, Florida, in the manner shown by the Proofs of Publication attached, and on the 28th day of October, 2003, the property was offered for Public Sale to the highest and best bidder for cash. The highest and best bid received for the property was submitted by CCIP PLANTATION GARDENS, L.L.C., to whom the property was sold. The proceeds of the sale are retained for distribution in accordance with the Final Summary Judgment of Foreclosure, Order Setting Foreclosure Sale Date and Amended Order Setting Foreclosure Sale Date.