Form 10-K
period 2003-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2004-03-30
CIK 352983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Through December 31, 2003, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan (as defined in "Status of the Master Loan"). EP used the proceeds from these loans to acquire 18 apartment complexes and four office complexes, which served as collateral for the Master Loan. The Partnership acquired The Loft Apartments through foreclosure in 1990. Prior to that time, The Loft Apartments had been collateral on the Master Loan. The Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Sterling was also collateral on the Master Loan. In 2002, the General Partner decided to foreclose on the remaining properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure on all the properties in CCEP. During the year ended December 31, 2002 the Partnership acquired four of the properties held by CCEP through deeds in lieu of foreclosure. In addition, one property held by CCEP was sold in December 2002. All these properties had been collateral on the Master Loan. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively. For a brief description of the properties owned by the Partnership, refer to "Item 2
- Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those residential properties which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the commercial space at the Partnership's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Segments

Segment data for the years ended December 31, 2003, 2002 and 2001 is included in "Item 8. Financial Statements - Note K" and is an integral part of the Form 10-K.

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

During 1989, EP defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP's consensual plan of reorganization (the "Plan"). In November 1990, EP and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP was converted from a California General Partnership to a California Limited Partnership, Consolidated Capital Equity Partners, L.P., ("CCEP"), and CCEP renewed the deeds of trust on all the collateral to secure the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole General Partner of CCEP and an affiliate of the Partnership. The General Partners of EP became Limited Partners in CCEP. CHI had full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings.

For 1992, Excess Cash Flow was generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. Effective January 1, 1993, the Partnership and CCEP amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP. This amendment and change in the definition of Excess Cash Flow had the effect of reducing income on the investment in the Master Loan by the amount of CCEP's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrued at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments were payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments were less than the current accrued interest during the quarterly period, the unpaid interest was added to principal, compounded annually, and was payable at the loan's maturity. If such Excess Cash Flow payments were greater than the current accrued interest, the excess amount was applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties were paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. During the year ended December 31, 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000. This amount represented the estimated fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,520,000 and $462,000 for the years ended December 31, 2003 and 2002, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership when the properties were foreclosed on during 2003 and 2002.

Item 2.  Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2003:


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

Silverado Apartments              8/09/02    Fee ownership, subject to  Apartment
 El Paso, TX                                 a first mortgage           248 units

The Knolls Apartments             8/09/02    Fee ownership, subject to  Apartment
 Colorado Springs, CO                        a first mortgage           262 units

Indian Creek Village
 Apartments                       8/09/02    Fee ownership, subject to  Apartment
 Overland Park, KS                           a first mortgage           274 units

Tates Creek Village
 Apartments                       8/13/02    Fee ownership, subject to  Apartment
 Lexington, KY                               a first mortgage           204 units

Plantation Gardens                11/10/03   Fee ownership, subject to  Apartment
 Apartments                                  a first mortgage           372 units
 Plantation, FL

Palm Lake                         11/10/03   Fee ownership, subject to  Apartment
 Apartments                                  a first mortgage           150 units
 Tampa, FL

The Dunes Apartments              11/10/03   Fee ownership, subject to  Apartment
 Indian Harbor, FL                           a first mortgage           200 units

Regency Oaks                      11/10/03   Fee ownership, subject to  Apartment
 Apartments                                  a first mortgage           343 units
 Fern Park, FL

(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2003.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)


The Loft Apartments      $  7,676      $ 4,652     5-30 yrs    S/L       $  4,417
The Sterling Apartment
  Homes and Commerce
  Center                   36,426       16,849     5-30 yrs    S/L         23,599
Silverado                   4,863          198     5-30 yrs    S/L          4,604
The Knolls                 15,546          617     5-30 yrs    S/L         14,862
Indian Creek Village       12,377          482     5-30 yrs    S/L         11,716
Tates Creek Village         6,458          284     5-30 yrs    S/L          6,075
Plantation Gardens         19,282           43     5-30 yrs    S/L         18,951
Palm Lake                   4,364           13     5-30 yrs    S/L          4,291
The Dunes                   6,882           19     5-30 yrs    S/L          6,782
Regency Oaks                8,984           37     5-30 yrs    S/L          8,827
                         $122,858      $23,194                           $104,124

See  "Note A" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2003.




                         Principal                                         Principal
                        Balance At                                          Balance
                       December 31,      Interest       Period   Maturity    Due At
       Property            2003            Rate       Amortized   Date    Maturity (1)
                       (in thousands)                                   (in thousands)
The Loft Apartments
  1st mortgage            $ 4,064          6.95%     360 months  12/01/05     $ 3,903

The Sterling Apartment
  Homes and Commerce
  Center
  1st mortgage             21,654          6.77%     120 months  10/01/08      19,975

Silverado Apartments
 1st mortgage               3,264          7.87%     240 months  11/01/10       2,434

The Knolls
  Apartments
  1st mortgage              9,180          7.78%     240 months  03/01/10       7,105

Indian Creek Village
  Apartments
  1st mortgage              8,117          7.83%     240 months  01/01/10       6,351

Tates Creek Village
  Apartments
  1st mortgage              3,909          7.78%     240 months  04/01/10        3,017

Plantation Gardens
  Apartments
  1st mortgage              8,999          7.83%     240 months  03/01/10        6,972

Palm Lake Apartments
  1st mortgage              2,777          7.86%     240 months  02/01/10        2,158

The Dunes Apartments
  1st mortgage              3,812          7.81%     240 months  02/01/10       2,960

Regency Oaks
Apartments
  1st mortgage              7,078          7.80%     240 months  02/01/10       5,494

                         $ 72,854
Unamortized mortgage
 premiums                   2,341
                         $ 75,195                                            $60,369

(1) See "Item 8. Financial Statements and Supplementary Data - Note D" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2003 and 2002 for each property:


                                               Average Annual            Average
                                                Rental Rates            Occupancy
 Property                                    2003          2002       2003    2002

 The Loft Apartments                     $ 8,047/unit  $ 8,605/unit   85%     90%
 The Sterling Apartment Homes             16,893/unit   16,974/unit   94%     91%
 The Sterling Commerce Center              17.90/s.f.    18.17/s.f.   57%     56%
 Silverado Apartments                      5,637/unit    6,661/unit   95%     96%
 The Knolls Apartments                     8,294/unit   10,106/unit   81%     88%
 Indian Creek Village Apartments           8,266/unit    9,824/unit   91%     92%
 Tates Creek Village Apartments            7,661/unit    8,615/unit   90%     90%
 Plantation Gardens Apartments             9,594/unit    9,669/unit   91%     91%
 Palm Lake Apartments                      8,021/unit    7,987/unit   94%     94%
 The Dunes Apartments                      7,676/unit    7,493/unit   92%     92%
 Regency Oaks Apartments                   7,260/unit    7,357/unit   95%     89%

The General Partner attributes the decrease in occupancy at The Loft Apartments and The Knolls Apartments to the competitive market of the apartment industry in the properties' respective locations. The increase in occupancy at The Sterling Apartments Homes is due to improved market conditions. The increase in occupancy at Regency Oaks Apartments is due to site improvements and improved customer service.

The General Partner attributes the low occupancy at The Sterling Commerce Center to the loss of a major tenant in late December 2001. During the fourth quarter of 2003, a new tenant signed a lease and occupied a large portion of the vacant space.

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

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent

  2004               5               9,110           $144,861         12.32%
  2005               3               4,500             90,426          7.69%
  2006               6              21,908            327,730         27.87%
  2007               3               7,347            217,622         18.51%
  2008               3               5,315            104,532          8.89%
  2010               3              28,094            290,608         24.72%

One commercial tenant (The Deveraux Foundation) leases 22.6% of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for each property were:

                                         Billing         Rate
                                      (in thousands)
The Loft Apartments                        $ 91           1.03%
The Sterling Apartment Homes and
  Commerce Center                           743           8.85%
Silverado Apartments                        143           3.03%
The Knolls Apartments                        53           5.91%
Indian Creek Village Apartments             120           9.32%
Tates Creek Village Apartments               59           0.96%
Plantation Gardens Apartments               327           2.27%
Palm Lake Apartments                         93           2.28%
The Dunes Apartments                        136           2.34%
Regency Oaks Apartments                     146           1.65%

Capital Improvements:

The Loft

During the year ended December 31, 2003, the Partnership completed approximately $97,000 of capital improvements, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $101,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling

During the year ended December 31, 2003, the Partnership completed approximately $527,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of floor covering replacements, air conditioning upgrades, tenant improvements and reconstruction of two apartment units damaged by an electrical fire. These improvements were funded from operating cash flow, insurance proceeds, and replacement reserves. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and expects to budget approximately $295,000 for the apartments and approximately $13,000 for the Commerce Center. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Silverado Apartments

During the year ended December 31, 2003, the Partnership completed approximately $72,000 of capital improvements at Silverado Apartments consisting primarily of floor covering and appliance replacements, water heater replacements and electrical upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $136,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2003, the Partnership completed approximately $372,000 of capital improvements at The Knolls Apartments consisting primarily of major landscaping, structural improvements, floor covering and appliance replacements and air conditioning unit upgrades. These improvements were funded from operating cash flow and capital reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $144,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $149,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $151,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tates Creek Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $166,000 of capital improvements at Tates Creek Village Apartments consisting primarily of plumbing improvements, major landscaping required due to damages caused by an ice storm and air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $112,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

The Partnership completed approximately $19,000 of capital improvements at Plantation Gardens Apartments as of December 31, 2003, consisting primarily of floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvements needs of the property for the upcoming year and expects to budget approximately $205,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

The Partnership completed approximately $6,000 of capital improvements at Palm Lake Apartments as of December 31, 2003, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $83,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

The Partnership completed approximately $6,000 of capital improvements at The Dunes Apartments as of December 31, 2003, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $110,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

The Partnership completed approximately $58,000 of capital improvements at Regency Oaks Apartments as of December 31, 2003, consisting primarily of floor covering replacements, structural improvements, air conditioning upgrades, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $189,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000. The Partnership currently has 11,454 holders of record owning an aggregate of 199,043.2 Units. Affiliates of the General Partner owned 129,695.10 units or 65.16% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001, 2002 and 2003:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/01 - 12/31/01            $15,757 (1)            $ 78.83

       01/01/02 - 12/31/02              3,572 (2)              17.79

       01/01/03 - 12/31/03              3,424 (3)              17.11

(1) Consists of approximately $6,646,000 of cash from operations and approximately $9,111,000 of cash from surplus funds, of which approximately $1,425,000 was from the receipt of previously undistributed net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP.

(2)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(3)   Consists  of   approximately   $1,793,000  of  cash  from  operations  and
      approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to planned capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on February 20, 2004, AIMCO Properties, L.P. commenced a tender offer to acquire any and all units for a purchase price of $239.13 per Unit. The tender offer will expire on April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                           FOR THE YEARS ENDED DECEMBER 31,
                               2003         2002         2001         2000         1999
STATEMENTS OF OPERATIONS
                                          (in thousands, except per unit data)

Total revenues              $   18,607  $   14,646   $   15,484   $   14,193   $   13,545
Total expenses                 (18,541)    (13,159)     (11,582)     (10,823)      (9,773)
Reduction in provision
 for impairment loss                --          --        3,176       14,241           --
Income from continuing
 operations                         66       1,487        7,078       17,611        3,772
Gain on foreclosure of
 real estate                       839       1,831           --           --           --
Equity    in    income   of      1,146          --           --           --           --
investment
Net income                  $    2,051  $    3,318   $    7,078   $   17,611   $    3,772
Net income per Limited
  Partnership Unit          $    10.20  $    16.50   $    35.20   $    87.59   $    18.76

Distributions per Limited
  Partnership Unit          $    17.11  $    17.79   $    78.83   $   240.55   $   113.65
Limited Partnership Units
  outstanding                199,043.2   199,043.2    199,045.2    199,045.2    199,045.2


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2003          2002         2001         2000         1999

                                                  (in thousands)

Total assets              $105,398      $ 83,331     $ 56,089     $ 65,383      $ 95,668

Mortgage note payable     $ 75,195      $ 52,649     $ 26,457     $ 26,762      $ 27,074

The   comparability  of  the  information  above  has  been  affected  by  the foreclosure on the eight CCEP properties. See "Item 1. Description of Business" for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

Results of Operations

2003 Compared to 2002

The Partnership's net income for the year ended December 31, 2003 was approximately $2,051,000 compared to net income of approximately $3,318,000 for the corresponding period in 2002. The decrease in net income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 is primarily due to an increase in total expenses, a decrease in gain on foreclosure of real estate and a decrease in interest payments received and therefore recognized on the Master Loan partially offset by an increase in total revenues and an increase in equity in income of investment. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash was dependent on the corresponding cash flow of the properties which secured the Master Loan.

The decrease in gain on foreclosure of real estate and the increase in total expenses is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks
Apartments) during November 2003 and the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during August 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003 and the third quarter of 2002, respectively.

In November 2003, the Partnership acquired the four remaining properties held by
CCEP:  Plantation  Gardens  Apartments,   Regency  Oaks  Apartments,  The  Dunes
Apartments,  and  Palm  Lake  Apartments.   These  properties  were  sold  at  a
foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. An affiliate of the General Partner advanced the Partnership approximately $31,278,000 in order to purchase these properties at the sale. Approximately $523,000 was retained by the court for its costs and was capitalized as acquisition costs by the Partnership and will be amortized over the estimated useful life of the properties. The advance bore interest at prime plus 2% and the Partnership paid approximately $114,000 in interest expense for the period the loan was outstanding during 2003. The Partnership acquired the properties previously held by CCEP subject to the existing liens on the properties including the first mortgage loans. As a result of the acquisition of these remaining four properties that were held by CCEP, the Partnership recognized a gain on foreclosure of approximately $839,000 which was the excess of the actual fair market value of the properties at the time of the foreclosure sale over the value of the Master Loan balance collateralized by the properties. CCIP intends to continue to operate these properties as residential apartment complexes.

Exclusive of the items related to the Master Loan, the gain on foreclosure of real estate, and the operations of the foreclosed properties, the Partnership recognized net income for the year ended December 31, 2003 of approximately $122,000 compared to net income of approximately $461,000 for the corresponding period in 2002. The decrease in net income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 is primarily due to an increase in total expenses and a decrease in total revenues.

Total expenses, exclusive of the foreclosed properties, increased during the year ended December 31, 2003 primarily due to increases in operating expenses and general and administrative expenses partially offset by a decrease in depreciation expense. Operating expense increased during the year ended December 31, 2003 primarily due to an increase in property and maintenance expenses. Property expenses increased due to an increase in utility expenses at The Sterling Apartment Homes and Commerce Center and increased contract security patrol expenses at The Sterling Commerce Center partially offset by a decrease in salaries and other related benefits and contract security patrol expenses at The Sterling Apartment Homes. Maintenance expenses increased due to an increase in contract services at Sterling Apartment Homes and The Loft Apartments. Depreciation expense decreased during the year ended December 31, 2003 due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling.

The increase in general and administrative expenses for the year ended December 31, 2003 is primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and professional fees associated with the management of the Partnership's properties. Also included in general and administrative expense for the year ended December 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues, exclusive of the foreclosed properties, during the year ended December 31, 2003 is primarily due to a decrease in rental income and other income. Rental income decreased primarily due to a decrease in rental rates at Sterling Apartment Homes and Commerce Center and The Loft Apartments and a decrease in occupancy at The Loft Apartments. The decrease is also due to an increase in concession related expenses at The Sterling Apartment Homes.
These decreases were partially offset by an increase in occupancy at The Sterling Apartment Homes and Commerce Center. The decrease in other income is primarily due to a decrease in utility reimbursements at The Sterling Apartment Homes.

The equity in income from investment for the year ended December 31, 2003 is due to the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $1,048,000 and $23,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $162,000 which included the allocation of gain from the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

2002 Compared to 2001

The Partnership's net income for the year ended December 31, 2002 was approximately $3,318,000 compared to net income of approximately $7,078,000 for the corresponding period in 2001. The decrease in net income for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily due to the $3,176,000 reduction of the provision for impairment loss on the investment in the Master Loan recognized during the year ended December 31, 2001, a decrease of approximately $2,894,000 in interest payments received and therefore recognized on the Master Loan, and an increase in total expenses partially offset by the revenues of the four foreclosed properties and by a gain on foreclosure of real estate of approximately $1,831,000. The reduction of the provision for impairment loss on the Master Loan was recognized in 2001 due to an increase in the net realizable value of the collateral properties and the payment of principal on the Master Loan from the sales proceeds of Magnolia Trace Apartments during the year ended December 31, 2001. The General Partner evaluated the net realizable value on a semi-annual basis or when circumstances dictated that it should be analyzed. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash is dependent on the corresponding cash flow of the properties which secure the Master Loan. The gain on foreclosure of real estate was due to the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during 2002. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralize the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General
Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold during December 2002 (see "CCEP Property Operations" for further discussion). As the deeds are executed, title in the properties previously owned by CCEP are transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

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

Total  expenses  increased  for the  year  ended  December  31,  2002 due to the foreclosure of the four properties. Exclusive of the operations of the foreclosed properties, expenses decreased due to decreases in operating expenses and depreciation expense partially offset by an increase in general and administrative expenses. Operating expense decreased primarily due to a decrease in property, amortization and maintenance expenses and management fees. Property expenses decreased due to a decrease in salaries and related benefits and utility expenses at Sterling Apartment Homes and utility charges at The Sterling and The Loft Apartments. Amortization expense decreased due to the write-off in 2001 of unamortized lease commissions relating to a tenant which moved out in December 2001. Maintenance expenses decreased due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see "Item 8. Financial Statements and Supplementary Data, Note A - Organization and Significant Accounting Policies".) Management fees decreased due to reduced rental revenue at The Sterling Apartment Homes and The Sterling Commercial Center. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated during the past year at The Sterling.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $2,417,000 compared to approximately $3,175,000 at December 31, 2002. Cash and cash equivalents decreased approximately $758,000 since December 31, 2002 due to approximately $4,750,000 and $628,000 of cash used in financing and investing activities, respectively, partially offset by approximately $4,620,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties, lease commissions paid and repayment of advances from the general partner, partially offset by advances from the general partner. Cash used in investing activities consisted of property improvements and replacements partially offset by distributions received from affiliated partnerships, insurance proceeds, principal receipts on the Master Loan and net withdrawals from escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

During the years ended December 31, 2003, 2002 and 2001, the Partnership received approximately $15,000, $1,719,000 and $7,801,000 in principal payments on the Master Loan. Approximately $88,000 and $357,000 was received during the years ended December 31, 2002 and 2001, respectively, representing cash received from distributions from three affiliated partnerships which were required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the years ended December 31, 2003 and 2002 approximately $15,000 and $1,631,000 was received representing proceeds received from the sale of Society Park Apartments. For 2001, approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvements needs of all its properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $1,526,000 for all the apartment complexes and approximately $13,000 for the Sterling Commerce Center. Additional improvements may be considered in 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $75,195,000 requires monthly payments of principal and interest, and balloon payments of approximately $3,903,000, $19,975,000 and $36,491,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2001, 2002 and 2003 (in thousands, except per unit data):

                                                Distributions
                                                             Per Limited
                                        Aggregate        Partnership Unit

        01/01/01 - 12/31/01           $15,757 (1)            $ 78.83
        01/01/02 - 12/31/02             3,572 (2)              17.79
        01/01/03 - 12/31/03             3,424 (3)              17.11

(1) Consists of approximately $6,646,000 of cash from operations and approximately $9,111,000 of cash from surplus funds, of which approximately $1,425,000 was from the receipt of previously undistributed net financing and refinancing proceeds from CCEP and approximately $6,019,000 was from the receipt of net sales proceeds from CCEP.

(2)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(3)   Consists  of   approximately   $1,793,000  of  cash  from  operations  and
      approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on February 20, 2004, AIMCO Properties, L.P. commenced a tender offer to acquire any and all units for a purchase price of $239.13 per Unit. The tender offer will expire on April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

During the years ended December 31, 2003, 2002 and 2001 CCEP paid approximately $15,000, $1,719,000 and $7,801,000 in principal payments on the Master Loan. Approximately $88,000 and $357,000 was paid during the years ended December 31, 2002 and 2001, respectively, representing cash received from distributions from three affiliated partnerships. These funds were required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the years ended December 31, 2003 and 2002 approximately $15,000 and $1,631,000 was paid representing proceeds received from the sale of Society Park Apartments. For 2001, approximately $6,019,000 was paid representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was paid representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired, and the investment properties foreclosed upon in the third quarter of 2002 and fourth quarter of 2003 were recorded at fair market value at the time of the foreclosures. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Investment in Master Loan to Affiliates and Interest Income Recognition

The investment in the Master Loan was evaluated for impairment based upon the fair value of the collateral properties as the collateral was the sole basis of repayment of the loan. The fair value of the remaining collateral properties was based on the fair market value of those properties. If the fair value of a collateral property increased or decreased for other than temporary conditions, then the allowance on the Master Loan was adjusted appropriately.

The investment in the Master Loan was considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Due to this impairment, interest income was recognized on the cash basis of accounting.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2003, a 100 basis point increase or decrease in market interest rates would impact Partnership income approximately $513,000.

The following table summarizes the Partnership's debt obligations at December 31, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximates its carrying amount at December 31, 2003.

                      Principal Amount by Expected Maturity

                                              Fixed Rate Debt
                            Long-term         Average Interest
                              Debt               Rate 7.29%
                                               (in thousands)
                              2004                $ 1,763
                              2005                  5,835
                              2006                  1,999
                              2007                  2,157
                              2008                 22,192
                           Thereafter              38,908
                              Total               $72,854

Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Partners' Capital for the Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                  December 31,
                                                                2003          2002
Assets
   Cash and cash equivalents                                  $ 2,417       $ 3,175
   Receivables and deposits                                        404           493
   Restricted escrows                                              922         1,114
   Other assets                                                    999           592
   Investment in affiliated partnerships (Note H)                  992           894

   Investment in Master Loan to affiliate (Note C)                  --        14,144
   Investment properties (Notes D and F):
      Land                                                      22,780        14,272
      Buildings and related personal property                  100,078        67,805
                                                               122,858        82,077
      Less accumulated depreciation                            (23,194)      (19,158)
                                                                99,664        62,919
                                                              $105,398      $ 83,331
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                            $ 211         $ 176
   Tenant security deposit liabilities                             964           689
   Accrued property taxes                                          564           326
   Other liabilities                                             1,499         1,408
   Due to affiliates (Note E)                                      255            --
   Mortgage notes payable (Note D)                              75,195        52,649
                                                                78,688        55,248
Partners' Capital
   General partner                                                 128           125
   Limited partners (199,043.2 units issued and
      outstanding)                                              26,582        27,958
                                                                26,710        28,083
                                                              $105,398      $ 83,331


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                      2003         2002          2001
Revenues:
   Rental income                                   $ 17,209    $ 13,232      $ 11,305
   Interest income on investment in Master
    Loan to affiliate (Note C)                           --         386         3,280
   Reduction of provision for impairment
      loss (Note C)                                      --          --         3,176
   Other income                                       1,381       1,028           899
   Casualty gain (Note J)                                17          --            --
      Total revenues                                 18,607      14,646        18,660

Expenses:
   Operating                                          8,334       5,649         5,168
   General and administrative                         1,151         836           720
   Depreciation                                       4,056       3,189         2,980
   Interest                                           3,884       2,482         1,889
   Property taxes                                     1,116       1,003           825

      Total expenses                                 18,541      13,159        11,582

Income from operations                                   66       1,487         7,078
Gain on foreclosure of real estate (Note C)             839       1,831            --
Equity in income of investment (Note H)               1,146          --            --

Net income (Note B)                                $  2,051    $  3,318      $  7,078

Net income allocated to general partner (1%)       $     21    $     33      $     71

Net income allocated to limited partners (99%)        2,030       3,285         7,007

                                                   $  2,051    $  3,318      $  7,078

Per limited partnership unit:
Income from operations                             $   0.33    $   7.39      $  35.20
Gain on foreclosure of real estate                     4.17        9.11            --
Equity in income of investment                         5.70          --            --

Net income per limited partnership unit            $  10.20    $  16.50      $  35.20

Distributions per limited partnership unit         $  17.11    $  17.79      $  78.83


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' capital
   at December 31, 2000                199,045.2         118      36,898      37,016

Distributions to partners                     --         (66)    (15,691)    (15,757)

Net income for the year ended
   December 31, 2001                          --          71       7,007       7,078

Partners' capital at
   December 31, 2001                   199,045.2         123      28,214      28,337

Abandonment of limited partnership
 units (Note I)                             (2.0)         --          --          --

Distributions to partners                     --         (31)     (3,541)     (3,572)

Net income for the year ended
   December 31, 2002                          --          33       3,285       3,318

Partners' capital at
   December 31, 2002                   199,043.2     $   125    $ 27,958    $ 28,083

Distributions to partners                     --         (18)     (3,406)     (3,424)

Net income for the year ended
 December 31, 2003                            --          21       2,030       2,051

Partners' capital at
 December 31, 2003                    199,043.20         128      26,582      26,710

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                            2003        2002       2001
Cash flows from operating activities:
Net income                                                $  2,051   $  3,318   $  7,078
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Gain on foreclosure of real estate                        (839)    (1,831)        --
    Depreciation                                             4,056      3,189      2,980
    Amortization of loan costs, lease commissions and
     Mortgage premiums                                         (68)        43        316
    Equity in income of investment                          (1,146)        --         --
    Reduction of provision for impairment loss                  --         --     (3,176)
    Casualty gain                                              (17)        --         --
    Change in accounts:
         Receivables and deposits                              347          6        518
         Other assets                                          (90)       (24)        78
         Accounts payable                                     (146)        50        (63)
         Tenant security deposit liabilities                    (6)        (5)      (109)
         Accrued property taxes                               (328)        88         --
         Due to affiliates                                     912         --         --
         Other liabilities                                    (106)       593       (138)
Net cash provided by operating activities                    4,620      5,427      7,484
Cash flows from investing activities:
    Property improvements and replacements                  (1,472)      (582)      (398)
    Acquisition costs paid                                    (523)        --         --
    Insurance proceeds received                                112         --         --
    Net receipts from (deposits to) restricted escrows         192       (205)        61
    Principal receipts on Master Loan                           15      1,719      7,801
    Distributions from affiliated partnerships               1,048         24         --
Net cash (used in) provided by investing activities           (628)       956      7,464
Cash flows from financing activities:
    Distributions to partners                               (3,424)    (3,572)   (15,757)
    Payments on mortgage notes payable                      (1,128)      (558)      (305)
    Lease commissions paid                                    (198)        --         --
    Advances from general partner                           31,498         --         --
    Repayment of advances from general partner             (31,498)        --         --
Net cash used in financing activities                       (4,750)    (4,130)   (16,062)
Net (decrease) increase in cash and cash
    equivalents                                               (758)     2,253     (1,114)
Cash and cash equivalents at beginning of year               3,175        922      2,036
Cash and cash equivalents at end of year                  $  2,417   $  3,175   $    922
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $  4,135   $  2,467   $  1,702
Supplemental disclosure of non-cash transactions:
     Property improvements and replacements
      capitalized as part of a settlement with a
      tenant that vacated its space                       $     --   $     --   $    498


         See Accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2003, Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments were purchased at a foreclosure sale by the Partnership.

During the year ended December 31, 2002, Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments were foreclosed upon by the Partnership. In connection with the transactions above, the following accounts were adjusted by the non-cash amounts in 2003 and 2002, as follows:


                                                        2003              2002

                  Receivables and deposits            $   (258)         $    (66)
                  Investment in Master Loan
                    to affiliates                       14,129            10,567
                  Restricted escrows                        --              (517)
                  Other assets                            (205)               11
                  Investment properties                (38,901)          (38,273)
                  Investments in affiliated
                    partnerships                            --              (918)
                  Accounts payable                         181                --
                  Tenant security deposit
                     liabilities                           281               128
                  Accrued property taxes                   566               238
                  Due to affiliates                       (657)               --
                  Other liabilities                        197               212
                  Mortgage notes payable                23,828            26,787
                  Gain on foreclosure of
                    real estate                       $   (839)         $ (1,831)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. Through December 31, 2003, the Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties.

The Partnership now owns and operates nine apartment properties one each in North Carolina, Texas, Colorado, Kansas and Kentucky, four in Florida and one multiple-use complex in Pennsylvania.

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

Reclassifications: Certain reclassifications have been made to the 2001 and 2002 information to conform to the 2003 presentation.

Allocation of Profits, Gains, and Losses: The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,043.2 Units for 2003 and 2002 and 199,045.2 Units for 2001 (see "Note I" for further information).

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,246,000 and $3,098,000 at December 31, 2003 and 2002, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At the time of the 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. Additionally, monthly deposits are requiredpursuant to the mortgage agreement. At December 31, 2003 and 2002, the balance in this reserve was approximately $159,000 and $211,000, respectively.

In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a Replacement Reserve Fund designated for repairs and replacements at the property. As of December 31, 2003 and 2002, the balance was approximately $470,000 and $384,000, respectively.

At the time of refinancing of The Knolls in September 2000, approximately $505,000 of the proceeds were designated for a replacement reserve fund for certain capital replacements. At December 31, 2003 and 2002 the balance in the replacement reserve fund was approximately $293,000 and $519,000, respectively.

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

Loan Costs: As of December 31, 2003 and 2002, loan costs of approximately $569,000 for both years less accumulated amortization of approximately $332,000 and $275,000 respectively, are included in other assets. These costs are amortized by the straight-line method over the life of the loans. Amortization expense was approximately $57,000 and $56,000 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense. Amortization expense is expected to be approximately $57,000 for each of the years 2004 and 2005 and approximately $45,000 for each of the years 2006 and 2007 and approximately $33,000 for 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of nine apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures in 2002 and 2003. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003, 2002 or 2001.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership believes that the carrying amount of its long-term debt approximates its fair market value. The mortgages on the foreclosed properties were recorded at their fair market value at the date of foreclosure. The carrying amount of the Partnership's investment in the Master Loan at December 31, 2002 approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

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

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Lease Commissions: Lease commissions are capitalized and included in other assets and are being amortized using the straight-line method over the life of the applicable lease. At December 31, 2003 and 2002, capitalized lease commissions totaled approximately $379,000 and $231,000, respectively, with accumulated amortization of approximately $154,000 and $175,000, respectively.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $273,000, $113,000 and $67,000 for the years ended December 31, 2003, 2002 and 2001, respectively, were charged to operating expense.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                                    2003          2002        2001

Net income as reported                             $ 2,051       $ 3,318     $ 7,078
Add (deduct):
   Deferred revenue and other liabilities               67         1,150        (157)
   Depreciation differences                            306           460         398
   Accrued expenses                                     22            (9)          7
   Interest income                                   1,975         3,207      (3,280)
   Differences in valuation allowances                  --            --      (3,176)
   Gain on foreclosure                                (839)       (3,243)         --
   Other                                               456         1,371          90

Federal taxable income                             $ 4,038       $ 6,254     $   960
Federal taxable income per
     limited partnership unit                      $ 20.08       $ 31.10     $  4.78

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                December 31,
                                           2003              2002

Net assets as reported                  $ 26,710          $ 28,083
Land and buildings                           410               930
Accumulated depreciation                   4,050             3,763
Syndication fees                          22,500            22,500
Other                                      4,466             2,255
Net assets - Federal tax basis          $ 58,136          $ 57,531

Note C - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner. The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by, CCEP. For the years ended December 31, 2002 and 2001 the Partnership recorded approximately $386,000 and $3,280,000, respectively, of interest income based upon "Excess Cash Flow" (as defined in the terms of the New Master Loan Agreement) generated by CCEP and paid to the Partnership. No excess cash flow was generated or paid by CCEP during the year ended December 31, 2003.

The fair value of all of the collateral properties which on a combined basis secured the Master Loan, was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. The approximate reduction of $3,176,000 in the provision for impairment loss recognized during the year ended December 31, 2001 was attributed to an increase in the net realizable value of the collateral properties and to a payment of principal on the Master Loan from the sales proceeds of Magnolia Trace in January 2001. There was no change in the provision for impairment loss during the years ended December 31, 2003 and 2002.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the accompanying consolidated statements of operations for the period ended September 1, 2002 through December 31, 2003 and November 10, 2003 through December 31, 2003, respectively.

The following table sets forth the Partnership's non-cash activities during the years ended December 31, 2003 and 2002 with respect to the foreclosures of Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments in 2003 and Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments in 2002, respectively:


                                                                2003         2002
             Investment properties (a)                        $ 38,901     $ 38,273
             Investments in affiliated partnerships (b)             --          918
             Mortgage notes payable (c)                        (23,828)     (26,787)
             Master loan, net of allowance (d)                 (14,129)     (10,567)
             Other assets received, net of
               other liabilities assumed                          (105)          (6)

             Gain on foreclosure of real estate                 $ 839      $ 1,831

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

(b)   See "Note H".

(c) Amount represents the present value of the mortgages encumbering the investment properties acquired through foreclosure, discounted at a rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the four properties acquired.

In November 2003, the Partnership acquired the four remaining properties held by
CCEP:  Plantation  Gardens  Apartments,   Regency  Oaks  Apartments,  The  Dunes
Apartments,  and  Palm  Lake  Apartments.   These  properties  were  sold  at  a
foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. An affiliate of the General Partner advanced the Partnership approximately $31,278,000 in order to purchase these properties at the sale. Approximately $523,000 was retained by the court for its costs and was capitalized as acquisition costs by the Partnership and will be amortized over the estimated useful lives of the properties. The advance bore interest at prime plus 2% and the Partnership paid approximately $114,000 in interest expense for the period the loan was outstanding during 2003. The Partnership acquired the properties previously held by CCEP subject to the existing liens on the properties including the first mortgage loans. As a result of the acquisition of these remaining four properties that were held by CCEP, the Partnership recognized a gain on foreclosure of approximately $839,000 which was the excess of the actual fair market value of the properties at the time of the foreclosure sale over the value of the Master Loan balance collateralized by the properties. CCIP intends to continue to operate these properties as residential apartment complexes.

Proforma results of operations assuming the foreclosure of Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments occurred at January 1, 2001 and assuming the acquisition of Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments occurred at January 1, 2002 are as follows (in thousands, except per unit data):

                                       Years Ended December 31,
                                  2003            2002           2001

Revenues                       $ 26,191        $ 27,472       $ 26,309
Expenses                        (22,512)        (23,597)       (18,135)
Net income                        3,679           3,875          8,174

Net income per limited
  partnership unit             $  18.30        $  19.27       $  40.66

Prior to the acquisition of the four remaining properties held by CCEP at a foreclosure sale, the principal balance of the Master Loan due to the Partnership totaled approximately $14,144,000 at December 31, 2002. This amount represented the fair market value of the remaining properties held by CCEP at December 31, 2002, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,520,000, $462,000, and $38,763,000 for the years ended December 31, 2003, 2002, and 2001 respectively. Interest income is recognized on the cash basis as required by SFAS 114. At December 31, 2003 and December 31, 2002, such cumulative unrecognized interest totaled approximately $1,982,000 and $462,000 and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership when the properties were foreclosed on or acquired at a foreclosure sale during the years ended December 31, 2003 and 2002. During the years ended December 31, 2003, 2002 and 2001, the Partnership made no advances to CCEP on the Master Loan.

During the years ended December 31, 2003, 2002 and 2001, the Partnership received approximately $15,000, $1,719,000 and $7,801,000 as principal payments on the Master Loan from CCEP. Approximately $88,000 and $357,000 was received during the years ended December 31, 2002 and 2001, respectively, representing cash received from distributions from three affiliated partnerships which were required to be transferred to the Partnership per the Master Loan Agreement. In addition, during the years ended December 31, 2003 and 2002, approximately $15,000 and $1,631,000 was received representing net proceeds from the sale of Society Park in December 2002. During the year ended December 31, 2001, approximately $6,019,000 was received representing net proceeds from the sale of Magnolia Trace and approximately $1,425,000 was received representing additional proceeds received for the refinancing of the mortgages encumbering nine of the investment properties in 2000.

The investment in the Master Loan consists of the following:

                                                           As of December 31,
                                                           2003          2002
                                                             (in thousands)
         Master Loan funds advanced
             at beginning of year                      $ 14,144      $ 26,430
         Foreclosure write off                          (14,129)      (10,567)
         Principal receipts on Master Loan                  (15)       (1,719)
         Master Loan funds advanced at end of year     $     --      $ 14,144

Note D - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:



                         Principal
                         Balance At       Monthly                         Monthly
                        December 31,      Payment                         Balance
                                         (including   Interest Maturity    Due At
      Property          2003     2002     interest)     Rate     Date     Maturity
                       (in thousands)   (in thousands)                 (in thousands)
The Loft Apartments
  1st mortgage        $ 4,064  $ 4,139      $ 30        6.95%  12/01/05   $ 3,903
The  Sterling
Apartment
  Homes and Commerce
  Center
  1st mortgage          21,654   21,972      149        6.77%  10/01/08    19,975
Silverado Apartments
  1st mortgage           3,264    3,360       29        7.87%  11/01/10     2,434
The Knolls Apartments
  1st mortgage           9,180    9,433       81        7.78%  03/01/10     7,105
Indian Creek Village
  Apartments
  1st mortgage           8,117    8,340       72        7.83%  01/01/10     6,351
Tates Creek Village
  Apartments
  1st mortgage           3,909    4,017       35        7.78%  04/01/10     3,017
Plantation Gardens
  Apartments
  1st mortgage           8,999       --       80       7.83%   03/01/10     6,972
Palm Lake Apartments
  1st mortgage           2,777       --       25       7.86%   02/01/10     2,158
The Dunes Apartments
  1st mortgage           3,812       --       34       7.81%   02/01/10     2,960
Regency Oaks
  Apartments
  1st mortgage           7,078       --        63      7.80%   02/01/10     5,494
                       $72,854 $ 51,261
Unamortized mortgage
 loan premium           2,341     1,388
                      $75,195  $ 52,649     $598                          $60,369

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The carrying amount of the Partnership's long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $2,341,000 is net of accumulated amortization of approximately $191,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                          Mortgage Note

                      2004                   $ 1,763
                      2005                     5,835
                      2006                     1,999
                      2007                     2,157
                      2008                    22,192
                   Thereafter                 38,908
                     Total                   $72,854

Note E - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $948,000, $695,000 and $640,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in operating expense. Approximately $34,000 was payable to the General Partner at December 31, 2003 and is included in "Due to affiliates" on the accompanying consolidated balance sheet.

An affiliate of the General Partner charged reimbursement of accountable administrative expenses amounting to approximately $717,000, $454,000 and $332,000 for the years ended December 31, 2003, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Approximately $221,000 was payable at December 31, 2003 and is included in "Due to Affiliates" on the accompanying balance sheet. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note L"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $45,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. There were no construction management fees for the year ended December 31, 2001. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the year ended December 31, 2003. This advance was repaid in full prior to December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2003.

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000. The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the years ended December 31, 2002 and 2001.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $256,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on February 20, 2004, AIMCO Properties, L.P. commenced a tender offer to acquire any and all units for a purchase price of $239.13 per Unit. The tender offer will expire on April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation


Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)
The Loft Apartments             $ 4,064         $ 1,053       $ 4,147        $  2,476
The Sterling Apt Homes
 and Commerce Center             21,654           2,567        12,341          21,518
Silverado Apartments              3,264             966         3,807              90
The Knolls Apartments             9,180           4,318        10,682             546
Indian Creek Village              8,117           3,975         8,225             177
   Apartments
Tates Creek Village               3,909           1,449         4,851             158
   Apartments
Plantation Gardens
   Apartments                     8,999           4,046        15,217              19
Palm Lake Apartments              2,777             989         3,369               6
The Dunes Apartments              3,812           1,449         5,427               6
Regency Oaks Apartments           7,078           2,024         6,902              58
Total                           $72,854         $22,836       $74,968        $ 25,054


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                  Buildings
                                     And
                                  Related
                                   Personal              Accumulated     Date    Depreciable
     Description          Land     Property    Total    Depreciation   Acquired  Life-Years
                                                       (in thousands)
The Loft               $   997     $  6,679  $  7,676       $ 4,652    11/19/90     5-30
The Sterling             2,567       33,859    36,426        16,849    12/01/95     5-30
Silverado                  966        3,897     4,863           198    08/09/02     5-30
The Knolls               4,318       11,228    15,546           617    08/09/02     5-30
Indian Creek Village     3,975        8,402    12,377           482    08/09/02     5-30
Tates Creek Village      1,449        5,009     6,458           284    08/13/02     5-30
Plantation Gardens       4,046       15,236    19,282            43    11/10/03     5-30
Palm Lake                  989        3,375     4,364            13    11/10/03     5-30
The Dunes                1,449        5,433     6,882            19    11/10/03     5-30
Regency Oaks             2,024        6,960     8,984            37    11/10/03     5-30
  Totals               $22,780     $100,078  $122,858       $23,194


Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Real Estate
Balance, real estate at beginning of year       $82,077       $43,222
   Acquisition of properties through
    Foreclosure                                  39,424        38,273
    Property improvements and
      Replacements                                1,472           582
    Property disposition                           (115)           --
Balance, real estate at end of year            $122,858       $82,077

Accumulated Depreciation
Balance at beginning of year                   $ 19,158       $15,969
    Additions charged to expense                  4,056         3,189
    Property dispositions                           (20)           --
Balance at end of year                         $ 23,194       $19,158

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $123,268,000 and $83,007,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002 is approximately $19,144,000, and $15,395,000, respectively.

Note G - Commercial Leases

In December 2001, the Partnership's most significant commercial tenant at The Sterling Commerce Center vacated its space which represented 30.58% of the leaseable commercial space. The Partnership filed a lawsuit against such tenant seeking monetary damages for unpaid rent, including rent which had been abated in favor of the tenant completing significant improvements to its space. The
Partnership accepted a settlement whereby the tenant paid $180,000 in satisfaction of all unpaid rent amounts due and the Partnership accepted possession of the improvements completed by the tenant which were valued at approximately $498,000. The settlement amount was paid in 2002. Beginning in 2002, these improvements are being depreciated over their remaining estimated useful lives. As a result of the tenant vacating the space, the Partnership expensed approximately $191,000 in unamortized lease commissions during the year ending December 31, 2001.

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

                            Year Ending
                           December 31,
                               2004        $  1,041
                               2005             887
                               2006             737
                               2007             551
                               2008             394
                               2009             320
                               2010             242
                                           $  4,172

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note H - Investment in Affiliated Partnerships

The Partnership assumed investments in the following affiliated partnerships during the year ended December 31, 2003.

                                                                  Investment
                                            Ownership          At December 31,
Partnership             Type of Ownership  Percentage        2003           2002

Consolidated Capital     Non-controlling
  Growth Fund             General Partner     0.40%          $ 14          $ 47
Consolidated Capital     Non-controlling
  Properties III          General Partner     1.85%             30           27
Consolidated Capital     Non-controlling
  Properties IV           General Partner     1.85%            948          820
                                                             $ 992        $ 894

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note C") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $1,048,000 and $23,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $162,000 which included the allocation of gain from the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

At December 31, 2003, the unamortized excess of the Partnership's investment over the historical cost of the underlying net assets of the investees was approximately $6,369,000, which has been attributed to the fair values of the investees underlying properties and is being depreciated over their useful lives. The aggregate market value of the Partnership's investments is approximately $661,000 at December 31, 2003.

Note I - Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 2 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2003 or 2001.

Note J - Casualty Gain

During the year ended December 31, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of undepreciated fixed assets of approximately $48,000.

During the year ended December 31, 2003, there was a casualty loss of approximately $8,000 recorded at Tates Creek Village Apartments related to an ice storm which resulted in major landscaping damage. The loss was the result of the receipt of insurance proceeds of approximately $39,000, net of the write off of undepreciated fixed assets of approximately $47,000.

Note K - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of nine apartment complexes one each in North Carolina, Texas, Colorado, Kansas, and Kentucky, four in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

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

Segment information for the years ending December 31, 2003, 2002 and 2001 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


2003                                     Residential  Commercial    Other      Totals

Rental income                              $16,092      $ 1,117      $ --     $17,209
Other income                                 1,281          115          2      1,398
Equity in income of investment                  --           --      1,146      1,146
Interest expense                             3,545          225        114      3,884
Depreciation                                 3,888          168         --      4,056
General and administrative expenses             --           --      1,151      1,151
Gain on foreclosure of real estate              --           --        839        839
Segment profit (loss)                        1,824         (495)       722      2,051
Total assets                               102,425        1,121      1,852    105,398
Capital expenditures for investment
  properties                                 1,195          277         --      1,472


2002                                     Residential  Commercial    Other      Totals

Rental income                              $12,123      $ 1,109      $ --     $13,232
Other income                                   906          118          4      1,028
Interest expense                             2,254          228         --      2,482
Depreciation                                 3,012          177         --      3,189
General and administrative expenses             --           --        836        836
Interest income on investment
  in Master Loan                                --           --        386        386
Gain on foreclosure of real estate              --           --      1,831      1,831
Segment profit (loss)                        2,257         (324)     1,385      3,318
Total assets                                65,550          862     16,919     83,331
Capital expenditures for investment
 Properties                                    560           22         --        582


2001                                     Residential  Commercial    Other      Totals

Rental income                              $ 9,782      $ 1,523      $ --     $11,305
Other income                                   597          290         12        899
Interest expense                             1,659          230         --      1,889
Depreciation                                 2,890           90         --      2,980
General and administrative expenses             --           --        720        720
Interest income on investment
  in Master Loan                                --           --      3,280      3,280
Reduction of provision for impairment
  Loss                                          --           --      3,176      3,176
Segment profit                               1,285           49      5,744      7,078
Total assets                                27,896        1,213     26,980     56,089
Capital expenditures for investment
 properties                                    372          524         --        896

Note L - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $221,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $672,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $337,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Note N - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                    1st       2nd       3rd       4th
2003                              Quarter   Quarter   Quarter   Quarter     Total
Total revenues                     $4,372   $4,481     $4,630    $5,124  $18,607
Total expenses                      4,545    4,513      4,337     5,146   18,541
(Loss) income from continuing
Operations                           (173)     (32)       293       (22)      66
Gain on foreclosure of real
 estate                                --       --         --       839      839
Equity in income of investment        350       --        748        48    1,146
Net income (loss)                $    177  $   (32)  $  1,041  $    865  $ 2,051
Net income allocated
  to General Partner (1%)        $      2  $    --   $     10  $      9  $    21
Net income (loss) allocated
  to Limited Partners (99%)           175      (32)     1,031       856    2,030
                                 $    177  $   (32)  $  1,041  $    865  $ 2,051
Net income (loss) per limited
  partnership unit               $   0.88  $ (0.16)  $   5.18  $   4.30  $ 10.20
Distributions per limited
  partnership unit               $   9.99  $  1.75   $   5.37  $     --  $ 17.11


                                   1st       2nd       3rd        4th
2002                             Quarter   Quarter   Quarter    Quarter    Total
Total revenues                   $2,929     $3,249    $3,883    $4,585    $14,646
Total expenses                    2,787      2,810     3,307     4,255     13,159
Income from continuing
operations                          142        439       576       330      1,487
Gain on foreclosure of real
 estate                              --         --     1,831        --      1,831
Net income                     $    142   $    439  $  2,407  $    330   $  3,318
Net income allocated
  to General Partner (1%)      $      1   $      4  $     24  $      4   $     33
Net income allocated
  to Limited Partners (99%)         141        435     2,383       326      3,285
                               $    142   $    439  $  2,407  $    330   $  3,318
Net income per limited
  partnership unit             $   0.71   $   2.19  $  11.97  $   1.63   $  16.50
Distributions per limited
  partnership unit             $   2.27   $   4.64  $   4.70  $   6.18   $  17.79


                                   1st        2nd       3rd       4th
2001                             Quarter    Quarter   Quarter   Quarter    Total
Revenues:
  Rental, interest and
    other income               $  3,075    $  3,030   $ 3,044   $ 3,055  $ 12,204
  Interest income on
    investment in Master Loan     1,900         804       576        --     3,280
  Reduction of provision for
    impairment loss               3,176          --        --        --     3,176
    Total revenues                8,151       3,834     3,620     3,055    18,660
Total expenses                    2,945       3,126     2,725     2,786    11,582
Net income                     $  5,206    $    708  $    895  $    269  $  7,078
Net income allocated
  to General Partner (1%)      $     52    $      7  $      9  $      3  $     71
Net income allocated
  to Limited Partners (99%)       5,154         701       886       266     7,007
                               $  5,206    $    708  $    895  $    269  $  7,078
Net income per limited
  partnership unit             $  25.89    $   3.52  $   4.45  $   1.34  $  35.20
Distributions per limited
  partnership unit             $  39.02    $  16.53  $  18.65  $   4.63  $  78.83

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

      Item 10. Directors, Executive Officers of the General Partner of the
                                   Partnership

The names and ages of, as well as the positions and offices held by, the present officers and directors of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 2003, their ages and the nature of all positions with CEI presently held by them are as follows:

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11. Executive Compensation

No remuneration was paid to the General Partner nor its director or officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

      Name and Address                   Number of Units     Percentage
      AIMCO IPLP, L.P.
      (an affiliate of AIMCO)                50,572.4          25.41%
      Reedy River Properties, L.L.C.
      (an affiliate of AIMCO)                28,832.5          14.48%
      Cooper River Properties, L.L.C.
      (an affiliate of AIMCO)                11,365.6           5.71%
      AIMCO Properties, L.P.
      (an affiliate of AIMCO)                38,924.6          19.56%

Reedy River Properties, Cooper River Properties LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 20602.

AIMCO Properties, LP is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)      Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2003, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $948,000, $695,000 and $640,000 for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in operating expense. Approximately $34,000 was payable to the General Partner at December 31, 2003 and is included in "Due to affiliates" on the accompanying consolidated balance sheet.

An affiliate of the General Partner charged reimbursement of accountable administrative expenses amounting to approximately $717,000, $454,000 and $332,000 for the years ended December 31, 2003, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. Approximately $221,000 was payable at December 31, 2003 and is included in "Due to Affiliates" on the accompanying balance sheet. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note L"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $45,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. There were no construction management fees for the year ended December 31, 2001. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the year ended December 31, 2003. This advance was repaid in full prior to December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2003.

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000. The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the years ended December 31, 2002 and 2001.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $212,000 and $256,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on February 20, 2004, AIMCO Properties, L.P. commenced a tender offer to acquire any and all units for a purchase price of $239.13 per Unit. The tender offer will expire on April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $62,000 and $58,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $32,000 and $20,000, respectively.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            1.    Schedules

                  All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

            2.    Exhibits

                  (a) See Exhibit Index attached.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

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



                                   CONSOLIDATED CAPITAL INSTITUTIONAL
                                   PROPERTIES

                                    By:   ConCap Equities, Inc.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 30, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Peter K. Kompaniez         Director                   Date: March 30, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice   Date: March 30, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President      Date: March 30, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      10.28 Form of Amended Order Setting Foreclosure Sale Date pursuant to amending the foreclosure date filed on September 25, 2003 (Schedules and supplemental materials to this exhibit filed herewith have been omitted but will be provided to the Securities and Exchange Commission upon request).*

      10.29 Form of Certificate of Sale as to Property "1" pursuant to sale of Palm Lake Apartments to CCIP Palm Lake, L.L.C.
                  filed October 28, 2003.*

      10.30 Form of Certificate of Sale as to Property "2" pursuant to sale of Regency Oaks Apartments to CCIP Regency Oaks, L.L.C. filed October 28, 2003.*

      10.31 Form of Certificate of Sale as to Property "3" pursuant to sale of The Dunes Apartments (formerly known as Society Park East Apartments) to CCIP Society Park East, L.L.C.
                  filed October 28, 2003.*

      10.32 Form of Certificate of Sale as to Property "4" pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003.*

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Filed as exhibits 10.28 through 10.31 in the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 2003 incorporated herein by reference.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date: March 30, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 30, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting  Officer  of  ConCap  Equities,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties (the "Partnership"), for the year end December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.