Form 10-Q
period 2004-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2004-05-14
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2004          2003
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 4,204        $ 2,417
   Receivables and deposits                                       429           404
   Restricted escrows                                             990           922
   Other assets                                                 1,941           999
   Investment in affiliated partnerships (Note D)               1,050           992
   Investment properties:
      Land                                                     21,814        22,780
      Buildings and related personal property                  96,759       100,078
                                                              118,573       122,858
      Less:  Accumulated depreciation                         (24,407)      (23,194)
                                                               94,166        99,664
                                                             $102,780      $105,398
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 636          $ 211
   Tenant security deposit liabilities                            918           964
   Accrued property taxes                                         339           564
   Other liabilities                                            1,460         1,499
   Due to affiliates (Note C)                                     665           255
   Mortgage notes payable                                      71,250        75,195
                                                               75,268        78,688
Partners' Capital
   General partner                                                136            128
   Limited partners (199,043.2 units issued and
      outstanding)                                             27,376        26,582
                                                               27,512        26,710
                                                             $102,780      $105,398

Note: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                                                Three Months Ended
                                                                       March 31,
                                                                2004         2003
Revenues:                                                                 (Restated)
   Rental income                                              $ 5,705     $ 3,747
   Other income                                                   503         284
      Total revenues                                            6,208       4,031
Expenses:
   Operating                                                    2,906       1,913
   General and administrative                                     263         258
   Depreciation                                                 1,411         980
   Interest                                                     1,210         851
   Property taxes                                                 458         226
      Total expenses                                            6,248       4,228

Loss from continuing operations                                   (40)       (197)
(Loss) income from discontinued operations (Notes A and E)       (649)         24
Gain on sale of discontinued operations (Note E)                1,433          --
Equity in income of investment (Note D)                            58         350
Net income                                                    $   802     $   177
Net income allocated to general partner (1%)                  $     8     $     2
Net income allocated to limited partners (99%)                    794         175
                                                              $   802     $   177

Per limited partnership unit:
Loss from continuing operations                                 (0.20)       (.98)
(Loss) income from discontinued operations                      (3.23)        .12
Gain on sale of discontinued operations                          7.13          --
Equity in income from investment                                 0.29        1.74
Net income per limited partnership unit                       $  3.99     $   .88

Distributions per limited partnership unit                    $    --     $  9.99

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2003                 199,043.2      $   128      $ 26,582    $ 26,710

Net income for the three
   months ended March 31, 2004              --            8           794         802

Partners' capital at
   March 31, 2004                    199,043.20     $   136      $ 27,376    $ 27,512

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004      2003
Cash flows from operating activities:
  Net income                                                     $ 802        $ 177
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    1,452       1,019
   Amortization of loan costs, lease commissions and
    mortgage premiums                                                (35)        (18)
   Equity in income of investment                                    (58)       (350)
   Gain on sale of discontinued operations                        (1,433)         --
   Loss on early extinguishment of debt                              685          --
   Change in accounts:
      Receivables and deposits                                       (25)        229
      Other assets                                                (1,007)       (694)
      Accounts payable                                               241         324
      Tenant security deposit liabilities                            (46)         (7)
      Accrued property taxes                                        (225)       (100)
      Other liabilities                                              (39)       (198)
      Due to affiliates                                               77          --
       Net cash provided by operating activities                     389         382

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                6,501          --
  Net (deposits to) receipts from restricted escrows                 (68)          2
  Property improvements and replacements                            (503)       (357)
  Principal receipts on Master Loan                                   --          15
  Distributions from affiliated partnerships                          --         258
       Net cash provided by (used in) investing activities         5,930         (82)

Cash flows from financing activities:
  Distributions to partners                                           --      (1,993)
  Payments on mortgage notes payable                                (407)       (258)
  Repayment of mortgage note payable                              (3,248)         --
  Prepayment penalties                                              (871)         --
  Lease commissions, paid                                             (6)        (12)
       Net cash used in financing activities                      (4,532)     (2,263)

Net increase (decrease) in cash and cash equivalents               1,787      (1,963)
Cash and cash equivalents at beginning of period                   2,417       3,175
Cash and cash equivalents at end of period                      $ 4,204      $ 1,212

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,234       $ 934
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ 84        $ --

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

As a result of the sale of Silverado Apartments to an unrelated third party during the three months ended March 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Silverado Apartments as (loss) income from discontinued operations of approximately $(649,000) and $24,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $338,000 and $341,000, respectively.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the four properties foreclosed on in 2002 are reflected in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003. The results of operations for the four properties foreclosed on in November 2003 are included in the three months ended March 31, 2004.

Prior to the acquisition of the four remaining properties held by CCEP at a foreclosure sale in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,144,000 at December 31, 2002. This amount represented the fair market value of the remaining properties held by CCEP at December 31, 2002, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $440,000 for the three months ended March 31, 2003. Interest income was recognized on the cash basis as required by SFAS 114.

During the three months ended March 31, 2003, the Partnership received approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002 as principal payments on the Master Loan from CCEP. No advances were made by the Partnership to CCEP on the Master Loan during the three months ended March 31, 2003.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $323,000 and $234,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $192,000 and $129,000 for the three months ended March 31, 2004 and 2003, respectively which is included in general and administrative expenses. Approximately $333,000 was payable to the General Partner at March 31, 2004 and is included in due to affiliates.

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note E"), the General Partner earned a disposition fee of approximately $332,000. The fee is included in gain on sale of discontinued operations and due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $190,000. The Partnership was charged approximately $212,000 for 2003.

Note D - Investment in Affiliated Partnerships


                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage      March 31, 2004
                                                                     (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $ 14
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 30
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%              1,006
                                                                          $1,050

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2004, the Partnership recognized approximately $58,000 in equity in income of investment related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the three months ended March 31, 2003, the Partnership received approximately $258,000 in distributions from two of the partnerships. Approximately $243,000 of the distributions related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties
IV. There was no distribution associated with this sale.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to an unaffiliated third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,501,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,433,000 during the three months ended March 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in (loss) income from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $332,000 was earned by the General Partner in accordance with the Partnership Agreement which was accrued and included in due to affiliates. The fee was paid subsequent to March 31, 2004. The results of the property's operations for the three months ended March 31, 2004 and 2003 are included in (loss) income from discontinued operations which was approximately ($649,000) and $24,000, respectively and includes revenues of approximately $338,000 and $341,000, respectively.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of eight apartment complexes one each in North Carolina, Colorado, Kansas, and Kentucky, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to five years.

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

Segment information for the three months ended March 31, 2004 and 2003 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


                 2004                  Residential  Commercial    Other      Totals
Rental income                            $ 5,361       $ 344       $ --     $ 5,705
Other income                                 471           31         1         503
Equity in income of investment                --           --        58          58
Interest expense                           1,154           56        --       1,210
Depreciation                               1,352           59        --       1,411
General and administrative
  expenses                                    --           --       263         263
Gain on sale of investment                 1,433           --        --       1,433
Loss from discontinued operations           (649)          --        --        (649)
Segment profit (loss)                      1,212         (206)     (204)        802
Total assets                              97,256        1,409     4,115     102,780
Capital expenditures for
  investment properties                      289          298        --         587


                 2003                  Residential  Commercial    Other       Totals
                                        (Restated)                          (Restated)
Rental income                            $ 3,489       $ 258       $ --      $ 3,747
Other income                                 257           27        --          284
Equity in income of investment                --           --       350          350
Interest expense                             795           56        --          851
Depreciation                                 938           42        --          980
General and administrative
  expenses                                    --           --       258          258
Income from discontinued operations           24           --        --           24
Segment profit (loss)                        203         (152)      126          177
Total assets                              64,477          867     15,894      81,238
Capital expenditures for
  investment properties                      340          17         --          357

Note G - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of nine properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Loft Apartments (3)                       86%        81%
        Raleigh, North Carolina
      The Sterling Apartment Homes (3)              96%        91%
      The Sterling Commerce Center (1)              74%        54%
        Philadelphia, Pennsylvania
      The Knolls Apartments (2)                     73%        82%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (2)           88%        91%
         Overland Park, Kansas
      Tates Creek Village Apartments (3)            91%        86%
         Lexington, Kentucky
      Plantation Gardens Apartments                 88%        90%
         Plantation, Florida
      Palm Lake Apartments (3)                      96%        91%
         Tampa, Florida
      The Dunes Apartments (3)                      95%        90%
         Indian Harbor, Florida
      Regency Oaks Apartments                       93%        92%
         Fern Park, Florida

(1) The General Partner attributes the low occupancy in 2003 at The Sterling Commerce Center to the loss of a major tenant in late December 2001. During the fourth quarter of 2003, a new tenant signed a lease and occupied a large portion of the vacant space.

(2) The General Partner attributes the decrease in occupancy at The Knolls and Indian Creek Village Apartments to the competitive market of the apartment industry in the properties' locations.

(3) The General Partner attributes the increase in occupancy at The Loft Apartments, The Sterling Apartment Homes, Tates Creek Village Apartments, Palm Lake Apartments, and The Dunes Apartments to an increase in marketing outreach and promotions.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $802,000 compared to net income of approximately $177,000 for the corresponding period in 2003. The increase in net income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily due to the gain on the sale of Silverado Apartments during the three months ended March 31, 2004 and an increase in total revenues partially offset by an increase in total expenses, a decrease in equity in income of investment and a decrease in income from discontinued operations.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to an unaffiliated third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,501,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,433,000 during the three months ended March 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in (loss) income from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale a disposition fee of approximately $332,000 was earned by the General Partner in accordance with the Partnership Agreement which was accrued and included in due to affiliates. The fee was paid subsequent to March 31, 2004.

As a result of the sale of Silverado Apartments to an unrelated third party during the three months ended March 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Silverado Apartments as (loss) income from discontinued operations of approximately $(649,000) and $24,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $338,000 and $341,000, respectively.

The increase in total expenses and total revenues is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments) during November 2003. These properties were sold at a foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. The foreclosure process on the above four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were
transferred  to  the  Partnership,   subject  to  the  existing  liens  on  such
properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003.

Exclusive of the items related to the operations of the foreclosed properties, the Partnership recognized a net loss from continuing operations for the three months ended March 31, 2004 of approximately $112,000 compared to net income from continuing operations of approximately $153,000 for the corresponding period in 2003. The decrease in net income from continuing operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily due to a decrease in equity in income from investment and an increase in total expenses, partially offset by an increase in total revenues.

Total expenses, exclusive of the foreclosed properties, increased during the three months ended March 31, 2004 primarily due to increases in operating expenses and property tax expense partially offset by a decrease in depreciation expense. Operating expenses increased during the three months ended March 31, 2004 primarily due to an increase in property expenses. Property expenses increased primarily due to an increase in utility expenses at The Sterling Commerce Center, The Knolls Apartments, Indian Creek Apartments and Tates Creek Village Apartments. Property tax expense increased primarily due to the timing of the receipt of the tax bills, which affected the recording of the associated accrual at March 31, 2003 at Indian Creek Village Apartments. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated at The Sterling during 2003.

General and administrative expenses remained relatively constant for the three month periods ended March 31, 2004 and 2003 as increases in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement were offset by reduced legal fees associated with the foreclosures of the properties held by CCEP during 2003. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues, exclusive of the foreclosed properties, during the three months ended March 31, 2004 is primarily due to an increase in rental income. Rental income increased primarily due to an increase in occupancy at The Sterling Apartment Homes and Commerce Center, The Loft Apartments and Tates Creek Village Apartments and a decrease in bad debt expense at The Sterling and Indian Creek Village Apartments partially offset by a decrease in rental rates at The Sterling Commerce Center, The Loft Apartments and The Knolls Apartments and a decrease in occupancy at Indian Creek Village and The Knolls Apartments.

Equity in income from investment for the three months ended March 31, 2004 and 2003 is due to the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the three months ended March 31, 2003. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2004, the Partnership recognized approximately $58,000 in equity in income of investment related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the three months ended March 31, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $4,204,000 compared to approximately $1,212,000 at March 31, 2003. Cash and cash equivalents increased approximately $1,787,000 since December 31, 2003 due to approximately $5,930,000 and $389,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $4,532,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Silverado Apartments partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, repayment of the mortgage note payable as a result of the sale of Silverado Apartments, prepayment penalties paid and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $17,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $84,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2004, the Partnership completed approximately $346,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of tenant improvements, floor covering replacements and heating upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $247,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of electrical and plumbing upgrades, air conditioning unit replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $35,000 of capital improvements at The Knolls Apartments consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $109,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior and exterior building improvements.
Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $21,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $130,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement and fitness equipment. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tates Creek Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $15,000 of capital improvements at Tates Creek Village Apartments consisting primarily of floor covering and HVAC replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $97,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $24,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $181,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior and exterior building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $23,000 of capital improvements at Palm Lake Apartments consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacement, swimming pool and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $24,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $86,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of security equipment and swimming pool improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $74,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $115,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior and exterior building improvements.
Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Silverado Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Silverado Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to an unrelated third party on March 31, 2004.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $71,250,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $34,057,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit
Operations             $   --           $   --           $  362            $ 1.80
Sale (1)                   --               --            1,631              8.19
                       $   --           $   --           $1,993            $ 9.99

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 129,695.10 limited partnership units (the "Units") in the Partnership representing 65.16% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on February 20, 2004, AIMCO Properties, L.P. commenced a tender offer to acquire any and all units for a purchase price of $239.13 per Unit. The tender offer will expire on May 14, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless considered impaired. The investment properties foreclosed upon in the third quarter of 2002 and fourth quarter of 2003 were recorded at fair market value at the time of the foreclosure. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2004, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2004.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 7.67%
                                              (in thousands)

                               2004            $  1,283
                               2005               5,731
                               2006               1,886
                               2007               2,035
                               2008              22,060
                            Thereafter           36,204
                              Total            $ 69,199

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                        Exhibit 3.3 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (incorporated by reference to the 1990 Annual Report).

                        Exhibit           10.33*   Purchase and  Sale   contract
                                          between Consolidated  Capital Equity
                                          Partner,  LP, a California limited
                                          partnership and Cash Investments of El
                                          Paso, LLC, a Texas limited  liability
                                          company dated December 8, 2003.

                        Exhibit           10.34* Assignment of purchase and sale
                                          contract    between     Consolidated
                                          Capital  Equity   Partners,   LP,  a
                                          California  limited  partnership and
                                          CCIP   Silverado,   LP,  a  Delaware
                                          limited  partnership  dated December
                                          8, 2003.

                        Exhibit 10.35* Reinstatement and first amendment to purchase and sale contract by and between CCIP
                                          Silverado, LP, a Delaware limited
                                          partnership, assignee of  Consolidated
                                          Capital Equity  Partners,  LP, a
                                          California limited liability
                                          partnership,and Cash  Investments of
                                          El Paso, LLC, a Texas limited
                                          liability company and EPT  San  Mateo
                                          Apartments, LP, a Texas limited
                                          liability partnership,  assignee  of
                                          original purchaser dated
                                          February 6, 2004.

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

                        Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            * Schedules and supplemental materials to the exhibit filed herewith have been omitted but will be provided to the Securities and Exchange Commission upon request.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  None filed during the quarter ended March 31, 2004.

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

                                 Date:   May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10.33



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN


                 CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P.,

                        a California limited partnership


                                    AS SELLER


                                       AND

                        CASH INVESTMENTS OF EL PASO, LLC,
                        a Texas limited liability company

                                  AS PURCHASER

                              SILVERADO APARTMENTS

                                TABLE OF CONTENTS

                                                                         Page(s)

ARTICLE 1 DEFINED TERMS......................................................1
ARTICLE 2 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT........................6
  2.1       Purchase and Sale................................................6
  2.2       Purchase Price and Deposit.......................................6
  2.3       Escrow Provisions Regarding Deposit..............................6
ARTICLE 3 FEASIBILITY PERIOD.................................................8
  3.1       Feasibility Period...............................................8
  3.2       Expiration of Feasibility Period.................................8
  3.3       Conduct of Investigation.........................................9
  3.4       Purchaser Indemnification........................................9
  3.5       Property Materials..............................................10
  3.6       Property Contracts..............................................10
ARTICLE 4 TITLE.............................................................11
  4.1       Title Documents.................................................11
  4.2       Survey..........................................................11
  4.3       Objection and Response Process..................................11
  4.4       Permitted Exceptions............................................12
  4.5       Assumed Encumbrances............................................12
ARTICLE 5 CLOSING...........................................................14
  5.1       Closing Date....................................................14
  5.2       Seller Closing Deliveries.......................................14
  5.3       Purchaser Closing Deliveries....................................15
  5.4       Closing Prorations and Adjustments..............................16
  5.5       Post Closing Adjustments........................................19
ARTICLE 6 REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER............19
  6.1       Seller's Representations........................................19
  6.2       AS-IS...........................................................20
  6.3       Survival of Seller's Representations............................21
  6.4       Definition of Seller's Knowledge................................21
  6.5       Representations And Warranties Of Purchaser.....................22
ARTICLE 7 OPERATION OF THE PROPERTY.........................................22
  7.1       Leases and Property Contracts...................................22
  7.2       General Operation of Property...................................23
  7.3       Liens...........................................................23
ARTICLE 8 CONDITIONS PRECEDENT TO CLOSING...................................23
  8.1       Purchaser's Conditions to Closing...............................23
  8.2       ................................................................24
ARTICLE 9 BROKERAGE.........................................................24
  9.1       Indemnity.......................................................24
  9.2       Survival........................................................24
  9.3       Broker Signature Page...........................................24
  9.4       Texas Real Estate License Act...................................25
ARTICLE 10 DEFAULTS AND REMEDIES............................................25
  10.1      Purchaser Default...............................................25
  10.2      Seller Default..................................................25
ARTICLE 11 RISK OF LOSS OR CASUALTY.........................................26
  11.1      Major Damage....................................................26
  11.2      Minor Damage....................................................26
  11.3      Repairs.........................................................26
ARTICLE 12 EMINENT DOMAIN...................................................27
  12.1      Eminent Domain..................................................27
ARTICLE 13 MISCELLANEOUS....................................................27
  13.1      Binding Effect of Contract......................................27
  13.2      Exhibits And Schedules..........................................27
  13.3      Assignability...................................................27
  13.4      Binding Effect..................................................27
  13.5      Captions........................................................27
  13.6      Number And Gender Of Words......................................28
  13.7      Notices.........................................................28
  13.8      Governing Law And Venue.........................................29
  13.9      Entire Agreement................................................30
  13.10     Amendments......................................................30
  13.11     Severability....................................................30
  13.12     Multiple Counterparts/Facsimile Signatures......................30
  13.13     Construction....................................................30
  13.14     Confidentiality.................................................30
  13.15     Time Of The Essence.............................................31
  13.16     Waiver..........................................................31
  13.17     Attorneys Fees..................................................31
  13.18     Time Periods....................................................31
  13.19     1031 Exchange...................................................31
  13.20     No Personal Liability of Officers, Trustees or directors of
  Seller's Partners.........................................................32
  13.21     No Personal Liability of Officers, Trustees or directors of
  Purchaser's Partners......................................................32
  13.22     No Exclusive Negotiations.......................................32
  13.23     ADA Disclosure..................................................32
  13.24     No Recording....................................................32
  13.25     Relationship of Parties.........................................32
  13.26     Dispute Resolution..............................................33
  13.27     AIMCO Marks.....................................................33
  13.28     Non-Solicitation of Employees...................................33
  13.29     Survival........................................................33
  13.29     Multiple Purchasers.............................................33
ARTICLE 14 LEAD-BASED PAINT DISCLOSURE......................................34
  14.1      Disclosure......................................................34
  14.2      Consent Agreement...............................................34

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is made and entered into as of the 8th day of December, 2003 (the "Effective Date") by and between CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a California limited partnership, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller"), and CASH INVESTMENTS OF EL PASO, LLC, a Texas limited liability company, having a principal address at 8201 Lockheed, Spectrum Building, El Paso, Texas 79925 ("Purchaser").


      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Seller  owns the real estate  located in El Paso County,  Texas,  as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as Silverado Apartments.

      B.....Purchaser  desires to  purchase,  and Seller  desires to sell,  such land, improvements and certain associated property, on the terms and conditions set forth below.

                                  ARTICLE 1...
                                  DEFINED TERMS

      Unless otherwise defined herein, any term with its initial letter capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.

1.1.1  ....."ADA" shall have the meaning set forth in Section 13.22.

1.1.2  ....."Additional   Deposit"   shall  have  the  meaning  set  forth  in
Section 2.2.2.

1.1.3  ....."AIMCO" shall have the meaning set forth in Section 14.2.

1.1.4 ....."AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by Seller, the Property Manager, or AIMCO in the marketing, operation or use of the Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).

1.1.5  ....."Assumed  Deed of Trust" shall have the meaning set forth in Section
4.5.1.

1.1.6  ....."Assumed  Encumbrances"  shall have the meaning set forth in Section
4.5.1.

1.1.7  ....."Assumed Loan Documents" shall have the meaning set forth in Section
4.5.1.

1.1.8  ....."Assumption  Guidelines"  shall mean the Lender's  requirements  and conditions to obtaining its approval and consent to the assumption by Purchaser of the Existing Financing (and to the release of Seller from liability thereunder) at the Closing, as provided to Purchaser and Seller prior to the expiration of the Feasibility Period.

1.1.9  ....."Broker" [Intentionally Omitted]..

1.1.10  ...."Business  Day"  means any day other  than a  Saturday  or Sunday or
Federal holiday or legal holiday in the States of Colorado and State of Texas.

1.1.11 ...."Closing" means the consummation of the purchase and sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.

1.1.12  ...."Closing  Date"  means  the date on which  date the  Closing  of the conveyance of the Property is required to be held pursuant to Section 5.1.

1.1.13  ...."Code" shall have the meaning set forth in Section 2.3.6.

1.1.14  ...."Consent   Contract"   shall  have  the   meaning   set  forth  in
Section 14.2.

1.1.15  ...."Consultants" shall have the meaning set forth in Section 3.1.

1.1.16  ...."Damage Notice" shall have the meaning set forth in Section 11.1.

1.1.17  ...."Deed" shall have the meaning set forth in Section 5.2.1.

1.1.18  ...."Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.

1.1.19  ...."Escrow Agent" shall have the meaning set forth in Section 2.2.1.

1.1.20  ...."Excluded  Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.20.

1.1.21  ...."Feasibility   Period"   shall  have  the  meaning  set  forth  in
Section 3.1.

1.1.22  ...."FHA" shall have the meaning set forth in Section 13.22.

1.1.23  ...."Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.

1.1.24  ...."Fixtures  and  Tangible  Personal  Property"  means  all  fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or
(d) the property and equipment, if any, expressly identified in Schedule 1.1.24.

1.1.25  ...."General   Assignment"   shall  have  the  meaning  set  forth  in
Section 5.2.3.

1.1.26  ...."Good Funds" shall have the meaning set forth in Section 2.2.1.

1.1.27  ...."Improvements"  means all  buildings and  improvements  located on the Land taken "as is."

1.1.28  ...."Independent  Contract  Consideration"  shall have the meaning set forhtin section 2.2.3.

1.1.29  ...."Initial   Deposit"   shall   have  the   meaning   set  forth  in
Section 2.2.1.

1.1.30 ...."Land" means all of those certain tracts of land located in the State of Texas described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.

1.1.31  ...."Lease(s)"  means  the  interest  of  Seller  in and to all  leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.

1.1.32  ...."Leases   Assignment"   shall  have  the   meaning  set  forth  in
Section 5.2.4.

1.1.33  ...."Lender" shall have the meaning set forth in Section 4.5.1.

1.1.34  ...."Lender's  Assumption  Fees"  shall have the  meaning set forth in
Section 4.5.3.

1.1.35  ...."Loan" shall have the meaning set forth in Section 4.5.1.

1.1.36  ...."Loan  Assumption and Release" shall have the meaning set forth in
Section 4.5.2.

1.1.37  ...."Loan Balance" shall have the meaning set forth in Section 2.2.3.

1.1.38  ...."Loan Payoff" shall have the meaning set forth in Section 4.5.2.

1.1.39  ...."Losses" shall have the meaning set forth in Section 3.4.1.

1.1.40  ...."Materials" shall have the meaning set forth in Section 3.5.

1.1.41  ...."Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases,
(d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "Silverado Apartments" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates).

1.1.42  ...."Note" shall have the meaning set forth in Section 4.5.1.

1.1.43  ...."Objection   Deadline"   shall  have  the  meaning  set  forth  in
Section 4.3.

1.1.44  ...."Objection   Notice"   shall  have  the   meaning   set  forth  in
Section 4.3.

1.1.45  ...."Objections" shall have the meaning set forth in Section 4.3.

1.1.46  ...."Permits" means all licenses and permits granted by any governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.

1.1.47  ...."Permitted  Exceptions"  shall have the meaning set forth in Section
4.4.

1.1.48  ...."Property"  means (a) the Land and  Improvements  and all  rights of
Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements,
(b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.49 ...."Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent the assignment of such contract to Purchaser is permitted pursuant to the express terms of such contract, and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property (i) which terminate automatically upon transfer of the Property by Seller, or (ii) which Seller elects to terminate with respect to the Property effective as of the Closing Date or which Purchaser does not accept assignment of, or (b) any property management contract for the Property.

1.1.50  ...."Property  Contracts  Notice"  shall have the  meaning  set forth in
Section 3.6.

1.1.51  ...."Property  Manager"  means  the  current  property  manager  of  the
Property.

1.1.52  ...."Proration   Schedule"   shall  have  the  meaning  set  forth  in
Section 5.4.1.

1.1.53  ...."Purchase  Price" means the consideration to be paid by Purchaser to
Seller for the purchase of the Property pursuant to Section 2.2.

1.1.54  ...."Regional  Property  Manager"  shall have the  meaning  set forth in
Section 6.4.

1.1.55  ...."Remediation" shall have the meaning set forth in Section  14.2.

1.1.56  ...."Required  Loan Fund  Amounts"  shall have the  meaning set forth in
Section 4.5.3.

1.1.57  ...."Response   Deadline"   shall  have  the   meaning  set  forth  in
Section 4.3.

1.1.58  ...."Response Notice" shall have the meaning set forth in Section 4.3.

1.1.59  ...."Seller's  Indemnified  Parties"  shall have the meaning set forth in Section  3.4.1

1.1.60  ...."Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.

1.1.61  ...."Survey" shall have the meaning ascribed thereto in Section 4.2.

1.1.62  ...."Survival Period" shall have the meaning set forth in Section 6.3.

1.1.63  ...."Survival  Provisions" shall have the meaning set forth in Section
13.28.

1.1.64 ...."Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.

1.1.65  ...."Tenant  Deposits"  means all security  deposits,  prepaid  rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant deposits shall not included any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

1.1.66 ...."Tenant Security Deposit Balance" shall have the meaning set forth in
Section 5.4.6.2.

1.1.67  ...."Terminated  Contracts"  shall have the meaning set forth in Section
3.6.

1.1.68  ...."Testing" shall have the meaning set forth in Section 14.2.

1.1.69 ...."Third Party Reports" means any reports, studies or other information prepared or compiled for Purchaser by an Consultant or other third party in connection with Purchaser's investigation of the Property.

1.1.70 ...."Title Commitment" shall have the meaning ascribed thereto in Section
4.1.

1.1.71 ...."Title Documents" shall have the meaning set forth in Section 4.1.

1.1.72  ...."Title Insurer" shall have the meaning set forth in Section 2.2.1.

1.1.73  ...."Title Policy" shall have the meaning set forth in Section  4.1.

1.1.74  ...."Uncollected  Rents"  shall have the  meaning set forth in Section
5.4.6.1.

1.1.75  ...."Vendor  Terminations" shall have the meaning set forth in Section
5.2.5.

                                  ARTICLE 2...
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.

2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be $6,550,000.00, which shall be paid by Purchaser, as follows:

2.2.1 .....Not later than 1 Business Day following the Effective Date, Purchaser shall deliver to Stewart Title Guaranty Company, c/o Wendy Howell, National Commercial Closing Specialist, 1980 Post Oak Boulevard, Suite 610, Houston, Texas 77056, (800) 729-1906 ("Escrow Agent" or "Title Insurer") a deposit (the "Deposit") of $64,500.00 in cash or other immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.2  .....On the day that the  Feasibility  Period  expires,  Purchaser  shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $64,500.00 by wire transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.3  .....In  addition to the  Deposit,  Seller and  Purchaser  agree that the amount of One Hundred and No/100 Dollars ($100.00) shall be paid by Purchaser to Seller concurrently with the deposit into escrow of the Deposit, as consideration for Seller's execution and delivery of this Purchase Contract (the "Independent Contract Consideration"). The Independent Contract Consideration is independent of any other consideration or payment provided for in this Purchase Contract and, notwithstanding anything to the contrary herein, is non-refundable in all events.

2.2.4 .....At the Closing, subject to Purchaser's obligations under Section 4.5,
Purchaser shall receive a credit against the Purchase Price in the amount of the outstanding principal balance of the Note, together with all accrued but unpaid interest (if any) thereon, as of the Closing Date (the "Loan Balance") to the extent that the Loan Assumption and Release occurs at the Closing.

2.2.5  .....The  balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent in Good Funds no later than 12:00 a.m. (Houston, Texas, time) on the Closing Date (or such earlier time as required by Seller's lender).

2.3   Escrow Provisions Regarding Deposit.

2.3.1  .....Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.

2.3.2 .....Escrow  Agent shall hold the Deposit until the earlier  occurrence of
(i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.

2.3.3  .....If the  Deposit has not been  released  earlier in  accordance  with
Section 2.3.2, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.

2.3.4  .....The  parties  acknowledge  that Escrow  Agent is acting  solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of either of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence or illegal acts. Seller and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent.

2.3.5  .....The  parties  shall deliver to Escrow Agent an executed copy of this
Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.

2.3.6 .....Escrow  Agent, as the person  responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Seller, and their respective attorneys harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.

2.3.7 .....The  provisions of this Section 2.3 shall survive the  termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE 3...
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Section 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including the date which is 30 days after the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property:

3.1.1  .....To  conduct  and  make  any  and  all  customary   studies,   tests,
examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Property (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);

3.1.2 .....To confirm any and all matters which Purchaser may reasonably  desire to confirm with respect to the Property;

3.1.3  .....To  ascertain  and confirm the  suitability  of the  Property  for
Purchaser's intended use of the Property; and

3.1.4  .....To review the Materials at Purchaser's sole cost and expense.

3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 6:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability pursuant to Section 3.3 and any other provision of this Contract which survives such termination, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered, the Additional Deposit) shall be nonrefundable, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1, Section 4.3 and Section 4.5.4.

3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.

3.4   Purchaser Indemnification.

3.4.1 .....Purchaser shall indemnify,  hold harmless and, if requested by Seller
(in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto the Property and not caused directly by Seller or its agents (it being understood and agreed that the grant of consent to allow buyer's access to the Property shall not constitute such a cause), and any Inspections or other matters performed by Purchaser with respect to the Property during the Feasibility Period or otherwise.

3.4.2  .....Notwithstanding  anything in this Contract to the  contrary,  Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and other matters that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein; provided, however, Purchaser shall be permitted to conduct a Phase I environmental study of the Property and, with the prior written consent of Seller, a Phase II environmental study. Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 3. Purchaser shall maintain and cause its third party consultants to maintain (a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $1,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state in which the Property is located. Seller shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Seller (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto the Property, or (ii) the expiration of 5 days after the Effective Date. The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

3.5   Property Materials.

      Within 10 days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") available at the Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at Seller's option and within the foregoing 10-day period, Seller may deliver some or all of the Materials to Purchaser, or make the same available to Purchaser on a secure web site
(Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 3 Business Days after such notification is received by Seller.

      Except as specifically set forth in Section 6.1, in providing such information and Materials to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded and disclaimed. Any information and Materials provided by Seller to Purchaser under the terms of this Contract is for informational purposes only and shall be returned by Purchaser to Seller as a condition to return of the Deposit to Purchaser (if Purchaser is otherwise entitled to such Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Except for the Seller's Representations, Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Seller pursuant to this Contract may not be complete or constitute all of such documents which are in Seller's possession or control, but are those that are readily available to Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by Seller pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to the Property, and except for the Seller's Representations, will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Property.

      The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.

3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to Seller (the "Property Contracts Notice") specifying any Property Contracts with respect to which Purchaser desires to have Seller deliver notices of termination at the Closing (the "Terminated Contracts"); provided that (a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts, (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver the Property Contracts Notice on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts and Purchaser shall assume all Property Contracts at the Closing.

                                  ARTICLE 4...
                                      TITLE

4.1 Title Documents. Within 10 calendar days after the Effective Date, Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy"), together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy to the extent of the insured amount of $6,450,000. Purchaser shall be solely responsible for payment of all other premium amounts and costs relating to procurement of the Title Commitment, the Title Policy, and any requested amendments or endorsements.

4.2 Survey. Within 10 days after the Effective Date, Seller shall deliver to Purchaser or make available at the Property the existing survey of the Property (subject to Section 3.5.2) (the "Survey"). Purchaser, at Purchaser's sole cost and expense, may cause to be prepared an update of the Survey, or if no survey has been provided by Seller, a new survey for the Property (which shall constitute the Survey for the purposes of this Contract), to be delivered to Purchaser and Seller no later than 10 days after the later to occur of the Effective Date or the date on which Purchaser receives notice from Seller that it does not have an existing survey of the Property.

4.3 Objection and Response Process. On or before the date which is 10 days after the date on which Purchaser receives or obtains the last of the Title Commitment and the Survey (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before 5 Business Days after Seller's receipt of the Objection Notice (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before the expiration of 5 Business Days following the Response Deadline (the "Final Response Deadline"), either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Initial Deposit shall be returned to Purchaser. If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents and the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).

4.4 Permitted Exceptions. The Deed delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":

4.4.1 .....All  matters shown in the Title Documents and the Survey,  other than
(a) those Objections, if any, which Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;

4.4.2  .....All Leases;

4.4.3  .....The Assumed Encumbrances;

4.4.4  .....Applicable zoning and governmental regulations and ordinances; and

4.4.5  .....Any  defects in or  objections  to title to the  Property,  or title exceptions or encumbrances, arising by, through or under Purchaser.

4.5   Assumed Encumbrances.

4.5.1 .....Purchaser  recognizes and agrees that, in connection with a loan (the
"Loan") made to Seller by GMAC Commercial Mortgage Corporation, a California corporation (the "Lender"), the Property presently is encumbered by a Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of October 3, 2000 and recorded in Volume 3865, Page 635, Deed of Trust Records of El Paso County, Texas (the "Assumed Deed of Trust") and certain other security and related documents in connection with the Loan (collectively, the "Assumed Encumbrances"). The Loan is evidenced by that certain that certain Multifamily Note in the original principal amount of $3,525,000, dated as of October 2, 2000, executed by Seller and payable to the order of the Lender (the "Note", and together with the Assumed Deed of Trust, the Assumed Encumbrances and any other documents executed by Seller in connection with the Loan, the "Assumed Loan Documents"). The outstanding principal balance of the Note as of the Effective Date is approximately $3,278,952.00. Monthly payments of principal and interest under the Note presently are $29,200.00 (references made herein to the Assumed Deed of Trust, the Assumed Encumbrances and the Assumed Loan Documents shall be applicable to describe the documents referenced thereby whether or not such are assumed by Purchaser pursuant to a Loan Assumption and Release). Within 10 days after the Effective Date, Seller agrees that it will make available to Purchaser (in the same manner in which Seller is permitted to make the Materials available to Purchaser under Section 3.5.1) copies of the Assumed Loan Documents (subject to Section 3.5.2).

4.5.2  .....Purchaser  agrees to use diligent  good faith best efforts to obtain such authorizations as are necessary to allow, at Closing, both (a) Purchaser shall assume Seller's obligations under the Note and all of the other Assumed Loan Documents and accept title to the Property subject to the Assumed Deed of Trust and the Assumed Encumbrances, and (b) the Lender shall release Seller, as well as any guarantors and other obligated parties under the Assumed Loan Documents, from all obligations under the Assumed Loan Documents (and any related guarantees or letters of credit), including, without limitation, any obligation to make payments of principal and interest under the Note (collectively, the foregoing (a) and (b) referred to herein as the "Loan Assumption and Release").

4.5.3  .....Purchaser  further  acknowledges  that the  Assumed  Loan  Documents require the satisfaction by Purchaser of certain requirements as set forth therein to allow for the Loan Assumption and Release, as set forth in the Assumption Guidelines. Purchaser shall use commercially reasonable efforts to promptly obtain the Assumption Guidelines and a schedule of all fees regarding the Assumption and Release, a copy of which shall be obtained by Purchaser and provided to Seller promptly upon Purchaser's receipt thereof, and to satisfy all conditions of the requirements on Purchaser's part to be performed, as set forth in the Assumption Guidelines. Purchaser, at its sole cost and expense and within 5 days after the Effective Date, shall make application to the Lender for the Loan Assumption and Release and shall, within 15 days following the Effective Date, satisfy the requirements set forth in the Assumption Guidelines and the Assumed Loan Documents to allow for the Loan Assumption and Release. Purchaser shall pay all fees and expenses (including, without limitation, all servicing fees and charges, transfer fees, assumption fees and other fees to release Seller of all liability under the Loan) imposed or charged by the Lender or its counsel (such fees and expenses collectively being referred to as the "Lender's Assumption Fees"), in connection with either the Loan Assumption and Release (which obligation shall survive the termination of this Contract and the Closing). Additionally, Purchaser shall be responsible for (a) replacing (and increasing to the extent required by Lender) all reserves, impounds and other accounts required to be maintained in connection with the Loan, and (b) funding any additional reserves, impounds or accounts required by Lender to be maintained by Purchaser in connection with the Loan after the Loan Assumption and Release (the foregoing amounts in (a) and (b) collectively referred to herein as the "Required Loan Fund Amounts"). Any existing reserves, impounds and other accounts required to be replaced by Purchaser pursuant to the foregoing sentence shall be released in Good Funds to Seller at the Closing. Purchaser agrees promptly to deliver to the Lender all documents and information required by the Assumed Loan Documents, and such other information or documentation as the Lender reasonably may request, including, without limitation, financial statements, income tax returns and other financial information for Purchaser and any required guarantor. Seller agrees that it will cooperate with Purchaser and Lender, at no cost or expense to Seller, in connection with Purchaser's application to Lender for approval of the Loan Assumption and Release.

4.5.4  .....If,  notwithstanding  the  timely  delivery  of  such  materials  by
Purchaser and the satisfaction of the requirements of the Lender as set forth in the Assumption Guidelines and Assumed Loan Documents, either (a) the Lender does not consent to or allow the Loan Assumption and Release on or before the Closing Date (including any extension thereof permitted by this Contract), or (b) such consent is granted but the Loan Assumption and Release do not occur on or before the Closing Date through no fault of the Purchaser, or (c) Lender modifies the requirements of the Assumption Guidelines subsequent to the expiration of the Feasibility Period, then Purchaser shall have no obligation to close the purchase of the Property and this Purchase Contract shall automatically terminate on or before 11:00 a.m. on the Closing Date, in which event the Deposit shall be returned to Purchaser by the Escrow Agent (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit), and Seller and Purchaser shall evenly divide the cancellation charges of the Escrow Agent and the Title Insurer, if any, and this Purchase Contract shall automatically be of no further force and effect and neither party shall have any further rights and obligations hereunder except as provided in
Section 3.4.

                                  ARTICLE 5...
                                     CLOSING

5.1 Closing Date. The Closing shall occur 30 days following the expiration of the Feasibility Period (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, Seller shall have the option, by delivering written notice to Purchaser on or before 25 days after the expiration of the Feasibility Period, to extend the Closing Date to the last Business Day of the month in which the Closing Date otherwise would occur pursuant to the preceding sentence. Further, the Closing Date may be extended without penalty at the option of Seller to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, Seller shall deliver to Escrow Agent, each of the following items:

5.2.1 .....Special  Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions.

5.2.2  .....A Bill of Sale in the form attached as Exhibit C.

5.2.3 .....A General  Assignment in the form attached as Exhibit D (the "General
Assignment").

5.2.4 .....An Assignment of Leases and Security Deposits in the form attached as
Exhibit E (the "Leases Assignment").

5.2.5  .....A  letter in the form  attached  hereto as  Exhibit F,  prepared  by
Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Property Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").

5.2.6  .....A closing statement executed by Seller.

5.2.7 .....A title affidavit or at Seller's option an indemnity,  as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract; and

5.2.8 .....A  certification of Seller's  non-foreign  status pursuant to Section
1445 of the Internal Revenue Code of 1986, as amended.

5.2.9  .....A rent roll for the  Property  certified  by Seller,  but limited to
Seller's knowledge, listing the name of each tenant, monthly base rent payable, lease expiration date and unapplied security deposit as of the Closing Date.

5.2.10 ....Notification  letters to all Tenants,  executed by Seller in the form attached hereto as Exhibit F.

5.2.11   ....Resolutions,   certificates  of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction.

5.2.12 ....Evidence that Seller's management agreement with the Property Manager has been terminated effective as of the Closing Date.

5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

5.3.1  .....The  full  Purchase  Price (with credit for the Deposit and the Loan
Balance), plus or minus the adjustments or prorations required by this Contract.

5.3.2  .....A  title  affidavit  or  at  Purchaser's  option  an  indemnity,  as applicable, in the customary form reasonably acceptable to Purchaser to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.

5.3.3  .....Any  declaration  or other  statement  which may be  required  to be submitted to the local assessor with respect to the terms of the sale of the Property.

5.3.4  .....A closing statement executed by Purchaser.

5.3.5  .....A countersigned counterpart of the General Assignment.

5.3.6  .....A countersigned counterpart of the Leases Assignment.

5.3.7  .....Notification  letters to all  Tenants,  executed by Purchaser in the form attached hereto as Exhibit F.

5.3.8  .....The Vendor Terminations.

5.3.9  .....Any  cancellation  fees or  penalties  due to any  vendor  under any
Terminated Property Contract as a result of the termination thereof.

5.3.10   ....Resolutions,   certificates  of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.

5.3.11 ....All documents,  instruments,  guaranties,  Lender Fees, Required Loan
Fund Amounts, and other items or funds required by the Lender to cause the Loan Assumption and Release.

5.3.12 ....Such other instruments,  documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Contract.

5.4   Closing Prorations and Adjustments.

5.4.1  .....General.  All normal and customarily  proratable  items,  including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be submitted to Purchaser for its approval (which approval will not be unreasonably withheld or delayed) and then paid by Purchaser to Seller (if the prorations result in a net credit to Seller) or by Seller to Purchaser (if the prorations result in a net credit to Purchaser), by increasing or reducing the cash to be paid by Purchaser at Closing.

5.4.2 .....Operating Expenses. All of the operating,  maintenance,  taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating the Property that Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of the Property, shall be prorated on an accrual basis. Such adjustments shall be submitted to Purchaser for its approval (which approval will not be unreasonably withheld or delayed). Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.

5.4.3  .....Utilities.  The final readings and final billings for utilities will be made if possible as of the Closing Date, in which case Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and Seller shall notify each utility company serving the Property to terminate Seller's account, effective as of noon on the Closing Date.

5.4.4  .....Real  Estate Taxes.  Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.

5.4.5 .....Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated.

5.4.6  .....Leases.

5.4.6.1 ...All collected rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either (a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing (a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser; provided, however, that Purchaser shall first be entitled to apply any rents collected from Tenants first to amounts owing to Purchaser and then to Uncollected Rents owing to Seller. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no additional expense to Purchaser in connection with all efforts by Seller to collect such Uncollected Rents and to take the following steps, whether before or after the Closing Date, to carry out the intention of the foregoing, (i) the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), and
(ii) the execution of any and all consents or other documents; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property or file suit or be a party to a suit against any Tenant or past Tenant.

5.4.6.2 ...At Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitute the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

5.4.6.3 ...With respect to operating expenses, taxes, utility charges, other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases, to the extent that Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall reserve a credit therefor at Closing. With respect to any payments received by Purchaser after the Closing allocable to Seller prior to Closing, Purchaser shall promptly pay the same to Seller.

5.4.7 .....Existing Loan. Seller shall be responsible for all principal required to be paid under the terms of the Note prior to Closing, together with all interest accrued under the Note prior to Closing, all of which may be a credit against the Purchase Price as provided in Section 2.2.2. Purchaser shall be responsible for the payment of all principal required to be paid from and after Closing, together with all interest accruing under the Note from and after Closing. Purchaser also shall be responsible for all Lender Fees and all other fees, penalties, interest and other amounts due and owing from and after Closing under the Assumed Loan Documents (including, without limitation, as a result of the Loan Payoff, or, as applicable, the Loan Assumption and Release). As set forth in Section 4.5.3, any existing reserves, impounds and other accounts maintained in connection with the Loan and required to be replaced by Purchaser, shall be released in Good Funds to Seller at the Closing.

5.4.8  .....Insurance.  No  proration  shall be made in  relation  to  insurance premiums and insurance policies will not be assigned to Purchaser.

5.4.9  .....Employees.  All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated by Seller as of the Closing Date.

5.4.10  ....Closing Costs.  Purchaser shall pay any transfer,  sales, use, gross receipts or similar taxes, the cost of recording any instruments required to discharge any liens or encumbrances against the Property, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to
Section 4.1, and one-half of the customary closing costs of the Escrow Agent and one half of the Escrow Agent's escrow fee. Seller shall pay the base premium for the Title Policy to the extent required by Section 4.1, and one-half of the customary closing costs of the Escrow Agent. In addition to the customary closing costs incurred by Escrow Agent (except for costs or liabilities arising from Escrow Agent's cross negligence and/or willful misconduct), Escrow Agent shall receive a fee of $500.00 for its services hereunder, to be borne equally by Seller and Purchaser.

5.4.11  ....Survival.  The  provisions  of this  Section  5.4 shall  survive the
Closing and delivery of the Deed to Purchaser.

5.4.12  ....Possession.  Possession  of the  Property,  subject  to the  Leases,
Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) regarding the Property shall be made available to Purchaser at the Property after the Closing.

5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 60 days after Closing, or (b) subject to such 60-day period, unless such items exceeds $2,500.00 in magnitude (either individually or in the aggregate). The provisions of this Section 5.6 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE 6...
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts or the Materials, or which is otherwise known to Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):

6.1.1  .....Seller is organized,  validly  existing and, if applicable,  in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and, subject to Section 8.2.4, has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;

6.1.2  .....Other  than the Leases,  the  Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;

6.1.3 .....Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;

6.1.4  .....Except  for any actions by Seller to evict Tenants under the Leases, to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property;

6.1.5 .....To Seller's knowledge,  Seller has not received any written notice of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and

6.1.6 .....To Seller's knowledge,  Seller has not received any written notice of any material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.

6.1.7 .....To Seller's  knowledge:  (A) no hazardous or toxic materials or other substances regulated by applicable federal or state environmental laws are stored by Seller on, in or under the Property in quantities which violate applicable laws governing such materials or substances, and (B) the Property is not used by Seller for the storage, treatment, generation or manufacture of any hazardous or toxic materials or other substances in a manner which would constitute a violation of applicable federal or state environmental laws.

6.1.8  .....To  Seller's  knowledge,  the  rent  roll and  operating  statements delivered by Seller to Purchaser pursuant to Section 3.5 is accurate in all material respects.

6.2 AS-IS. Except for Seller's Representations, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Seller or statements, representations or warranties, express or implied, made by or enforceable directly against Seller , including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon except to the extent of the Seller's Representations and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser.

6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 12 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has provided notice to Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $50,000 in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Lea Ann Butler who is the Regional Property Manager handling this Property (the "Regional Property Manager").

6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

6.5.1 .....Purchaser is a limited partnership organized, validly existing and in good standing under the laws of Texas.

6.5.2  .....Purchaser,  acting  through any of its or their duly  empowered  and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.

6.5.3 .....No pending or, to the knowledge of Purchaser,  threatened  litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

6.5.4 .....Other than Seller's Representations,  Purchaser has not relied on any representation or warranty made by Seller or any representative of Seller in connection with this Contract and the acquisition of the Property.

      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE 7...
                            OPERATION OF THE PROPERTY

7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by Seller in the ordinary course of its operation of the Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed.

7.2 General  Operation of  Property.  Except as  specifically  set forth in this
Article 7, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address (a) any life or safety issue at the Property or (b) any other matter which in Seller's reasonable discretion materially adversely affecting the use, operation or value of the Property, Seller will not make any material alterations to the Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed.

7.3 Liens. Other than utility easements and temporary construction easements granted by Seller in the ordinary course of business, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval, prior to the expiration of the Feasibility Period, shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.

                                  ARTICLE 8...
                         CONDITIONS PRECEDENT TO CLOSING

8.1 Purchaser's Conditions to Closing. Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.1.1 .....All of the documents  required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.1.2  .....Each  of the  representations,  warranties  and  covenants of Seller contained herein shall be true in all material respects as of the Closing Date;

8.1.3  .....Seller  shall have  complied  with,  fulfilled  and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; and

8.1.4 .....Neither  Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section
8.1. If any condition set forth in Sections 8.1.1, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price, or (b) if such failure constitutes a default by Seller, exercise any of its remedies pursuant to Section 10.2. If the condition set forth in Section 8.1.2 is not met, Purchaser may, as its sole and exclusive remedy, (i) notify Seller of Purchaser's election to terminate this Contract and receive a return of the Deposit from the Escrow Agent, or (ii) waive such condition and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price.

8.2 Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.2.1  .....All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.2.2  .....Each of the  representations,  warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;

8.2.3  .....Purchaser  shall have complied with,  fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder; and

8.2.4  .....Seller  shall  have  received  all  consents  and  approvals  to the consummation of the transactions contemplated hereby (a) of Seller's partners, members, managers, shareholders or directors to the extent required by Seller's organizational documents, or (b) that are required by law.

8.2.5  .....The Loan Assumption and Release shall have occurred.

      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.

                                  ARTICLE 9...
                                    BROKERAGE

9.1 Indemnity. Purchaser represents and warrants to Seller that it has dealt only with Richard Aguilar Majestic Realtors ("Other Broker"). Seller and
Purchaser each represents and warrants to the other that, other than Other Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

9.2  Survival.   Seller  agrees  to  pay  Other  Broker,   contingent  upon  the
consummation of the Closing, a commission equal to $100,000. Other Broker shall not be deemed a party or third party beneficiary of this Contract.

9.3 Broker Signature Page. Other Broker shall execute the signature page for Other Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Other Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Other Broker will not be necessary to amend any provision of this Contract.

9.4 Texas Real Estate License Act. The Texas Real Estate License Act requires written notice to Purchaser from any licensed real estate broker or salesman who is to receive a commission from Purchaser that Purchaser should have an attorney of its own selection examine an abstract of title to the property being acquired or that Purchaser should be furnished with or should obtain a title insurance policy. Notice to that effect is, therefore, hereby given to Purchaser on behalf of Other Broker.

                                  ARTICLE 10..
                              DEFAULTS AND REMEDIES

10.1 ......Purchaser Default. If Purchaser defaults in its obligations hereunder to (a) deliver the Initial Deposit or Additional Deposit, (b) deliver to the Seller the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price at the time required by Section
2.2.5 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY OBLIGATIONS HEREUNDER.

10.2  ......Seller  Default.  If Seller,  prior to the Closing,  defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Pary Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $50,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

                                  ARTICLE 11..
                            RISK OF LOSS OR CASUALTY

11.1 ......Major  Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to terminate this Contract by delivering written notice to Seller. In the event Purchaser fails to terminate this Contract within the foregoing 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

11.2 ......Minor  Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs to the extent of any recovery from insurance carried on the Property if they can be reasonably effected before the Closing. Subject to Section 11.3, if Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

11.3  ......Repairs.  To the extent that Seller  elects to commence  any repair, replacement or restoration of the Property prior to Closing, then Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE 12..
                                 EMINENT DOMAIN

12.1  ......Eminent  Domain.  In the event  that,  at the time of  Closing,  any material part of the Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Contract by giving written notice within 10 days after Purchaser's receipt from Seller of notice of the occurrence of such event, and if Purchaser so terminates this Contract shall recover the Deposit hereunder (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to terminate this Contract within such 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                  ARTICLE 13..
                                  MISCELLANEOUS

13.1  ......Binding  Effect of Contract.  This Contract  shall not be binding on either party until executed by both Purchaser and Seller. As provided in Section
2.3.5 above, the Escrow Agent's execution of this Contract shall be a pre-requisite to its effectiveness.

13.2  ......Exhibits And Schedules.  All Exhibits and Schedules,  whether or not annexed hereto, are a part of this Contract for all purposes.

13.3  ......Assignability.  This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller, except that Purchaser may assign this Contract to one or more entities, without the approval of Seller, so long as (a) Purchaser is an affiliate of the purchasing entity(ies), and (b) Purchaser is not released from its liability hereunder. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.

13.4  ......Binding  Effect.  Subject to Section 13.3,  this  Contract  shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

13.5  ......Captions.  The captions,  headings,  and  arrangements  used in this
Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

13.6  ......Number  And Gender Of Words.  Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

13.7  ......Notices.  All notices,  demands,  requests and other  communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery, (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery, (c) sent by certified or registered mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

      ......To Purchaser:

      ......8201 Lockheed
      ......Spectrum Building
      ......El Paso, Texas 79925
      ......Telephone No. (915) 779-5740
      ......Facsimile No. (915) 779-3291
      ......With a copy to:

      ......Scherr Legate & Erlich, PLLC
      ......109 N. Oregon, 12th Floor
      ......El Paso, Texas 79901
      ......Attn:  William Ehrlich, Esq.
      ......Telephone No. (915) 544-0100
      ......Facsimile No. (915) 544-7529

            To Seller:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado 80237
            Attn:  Mr. Harry Alcock
            Telephone No. (303) 691-4344
            Facsimile No.  (303) 300-3282

            and

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado 80237
            Attn:  Mr. Patrick Slavin
            Telephone No. (303) 691-4340
            Facsimile No.  (303) 300-3252

            with copy to:

            Chad Asarch, Esq.
            Vice President and Assistant General Counsel
            AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado 80237
            Telephone No.  (303) 691-4303
            Facsimile No.  (303) 300-3297
            and a copy to:

            Jackson Walker LLP
            112 E. Pecan Street
            Suite 2100
            San Antonio, Texas  78205
            Attn: Eileen E. Sommer, Esq.
            Telephone No.  (210) 978-7784
            Facsimile No.  (210) 978-7790

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

      ......Stewart Title Guaranty Company
            1980 Post Oak Boulevard
            Suite 610
            Houston, Texas 77056
            Attn:  Wendy Howell
            Telephone No.  (800) 729-1906
            Facsimile No.  (713) 552-1703

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.

13.8  ......Governing Law And Venue. The laws of the State of Texas shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

13.9 ......Entire Agreement.  This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and Contracts, whether written or oral.

13.10  .....Amendments.  This Contract shall not be amended,  altered,  changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, as provided in Section
2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3.

13.11  .....Severability.  In the event that any part of this Contract  shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.

13.12  .....Multiple  Counterparts/Facsimile  Signatures.  This  Contract may be
executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.

13.13  .....Construction.  No provision of this  Contract  shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

13.14   .....Confidentiality.   Purchaser  shall  not  disclose  the  terms  and
conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract
(a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. Notwithstanding the foregoing, the parties (and each employee, representative, or other agent of the parties) may disclose to any and all persons, without limitation of any kind, the tax treatment and any facts that may be relevant to the tax structure of the transaction, provided, however, that no party (and no employee, representative, or other agent thereof) shall disclose any other information that is not relevant to understanding the tax treatment and tax structure of the transaction (including the identity of any party and any information that could lead another to determine the identity of any party), or any other information to the extent that such disclosure could result in a violation of any federal or state securities law.

13.15  .....Time Of The Essence.  It is expressly  agreed by the parties  hereto that time is of the essence with respect to this Contract.

13.16 .....Waiver.  No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.

13.17 .....Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the substantially prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.

13.18 .....Time Periods.  Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

13.19 .....1031  Exchange.  Seller and Purchaser  acknowledge and agree that the purchase  and sale of the  Property  may be part of a  tax-free  exchange  under
Section 1031 of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Contract; (iii) Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place;
(iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be).

13.20 .....No Personal Liability of Officers,  Trustees or directors of Seller's
Partners. Purchaser acknowledges that this Contract is entered into by Seller which is a Delaware limited partnership, and Purchaser agrees that none of Seller's Indemnified Parties shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.

13.21  .....No  Personal  Liability  of  Officers,   Trustees  or  directors  of
Purchaser's Partners. Seller acknowledges that this Contract is entered into by Purchaser which is a Texas limited partnership, and Seller agrees that none of Purchaser's employees, limited partners, or the officers or directors of its general partner shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.

13.22 .....No Exclusive Negotiations.  Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Seller shall not enter into any contract or binding Contract with a third-party for the sale of the Property unless such Contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.

13.23  .....ADA  Disclosure.  Purchaser  acknowledges  that the  Property may be subject to the federal Americans With Disabilities Act (the "ADA"), and the federal Fair Housing Act (the "FHA"). The ADA requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA or the FHA (or any similar state or local law), and Seller expressly disclaims any such representation.

13.24 .....No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without Seller's prior written consent, which consent may be withheld at Seller's sole discretion. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the Contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.

13.25  .....Relationship of Parties.  Purchaser and Seller acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Seller is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.

13.26 .....Dispute Resolution. Any controversy,  dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract, including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. Notwithstanding anything herein to the contrary, this
Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the City of San Antonio, Texas (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.

13.27 .....AIMCO  Marks.  Purchaser agrees that Seller,  the Property Manager or
AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.

13.28  .....Non-Solicitation  of Employees.  Purchaser  acknowledges  and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall solicit any of Seller's employees or any employees located at the Property (or any of Seller's affiliates' employees located at any property owned by such affiliate) for potential employment.

13.29  .....Survival.  Except for (a) all of the  provisions  of this Article 13
(other than Section 13.19, 13.21 and 13.23), and (b) any provision of this Contract which expressly states that it shall so survive (the foregoing (a) and (b) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.

13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser", means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Contract, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transactions contemplated hereby.

                                  ARTICLE 14..
                           LEAD-BASED PAINT DISCLOSURE

14.1  ......Disclosure.  Seller and Purchaser hereby acknowledge delivery of the
Lead Based Paint Disclosure attached as Exhibit H hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deed to Purchaser.

14.2 ......Consent Agreement.  Testing (the "Testing") has been performed at the
Property with respect to lead based paint. Law Engineering and Environmental Services, Inc., performed the Testing and reported its findings in the Report of Findings dated May 14, 2001, a copy of which has been provided to Purchaser and the cover sheet of which is attached hereto as Exhibit I (the "Report"). The Report certifies the Property as free from the hazards of lead based paint. By execution hereof, Purchaser acknowledges receipt of a copy of the Report, the Lead Based Paint Disclosure Statement attached hereto as Exhibit H, and acknowledges receipt of that certain Consent Agreement (the "Consent Agreement") by and among the United States Environmental Protection Agency (executed
December 19, 2001), the United States Department of Housing and Urban Development (executed January 2, 2002), and Apartment Investment and Management Company ("AIMCO") (executed December 18, 2001). Because the Property has been certified as free from the hazards of lead based paint, Seller is not required under the Consent Agreement to remediate or abate any lead based paint condition at the Property prior to Closing. Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the Property shall be subject to the Consent Agreement and the provisions contained herein related thereto, and (2) that Purchaser shall not be deemed a third party beneficiary to the Consent Agreement. The provisions of this Section 14.2 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.


                 [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                     Seller:

                                    CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a Delaware limited partnership

                                    By:    ConCap Holdings, Inc.,
                                           a Texas corporation,
                                           its general partner


                                           By: /s/Patrick Slavin
                                              Patrick Slavin
                                              Senior Vice President


                                   Purchaser:


                                    CASH INVESTMENTS OF EL PASO, LP,
                                    a Texas limited partnership

                                    By:/s/Richard Aguilar
                                    Name: Richard Aguilar
                                    Title: Vice President

                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes ________________________, 2003 as the date of opening of escrow and designates ___________________________________ as the escrow number assigned to this escrow.


                                    ESCROW AGENT:

                                    STEWART TITLE GURANTY COMPANY


                                       By:
                                      Name:
                                     Title:

                              BROKER SIGNATURE PAGE


      The undersigned Other Broker hereby executes this Broker Signature Page solely to confirm the following: (a) Other Broker represents only the Purchaser in the transaction described in the Contract to which this signature page is attached, and (b) Other Broker acknowledges that the only compensation due to Broker in connection with the Closing of the transaction described in the Contract to which this signature page is as set forth in Section 9.2 of the Contract.


                                          OTHER BROKER:

                                          RICHARD AGUILAR
                                          MAJESTIC REALTORS



                                          By: /s/ Richard Aguilar
                                          Name: Richard Aguilar
                                          Title: Vice President

                                                                   Exhibit 10.34

                   ASSIGNMENT OF PURCHASE AND SALE CONTRACT


      THIS ASSIGNMENT OF PURCHASE AND SALE CONTRACT (this "Assignment") is made and entered into effective as of the 8th day of December, 2003 by and between CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a California limited partnership
("Assignor") and CCIP SILVERADO, L.P., a Delaware limited partnership ("Assignee").

                            W I T N E S S E T H :

      WHEREAS, Assignor has entered into that certain Purchase and Sale Contract (the "Purchase Contract"), dated as of December 8, 2003, by and between Assignor, as Seller, and Cash Investments of El Paso, LLC, a Texas limited liability company, as Purchaser, covering certain improved real property located in El Paso County, Texas, known as the Silverado Apartments, located at 9300 Viscount, El Paso, Texas, as more particularly described in the Purchase Contract and on the attached Exhibit A (the "Property");

      WHEREAS, Assignor is no longer the owner of the Property but transferred and conveyed the Property to Assignee, and was named as the Seller under the Purchase Contract by virtue of a scrivener's error, and to evidence the intent of Assignor and Assignee that Assignee is and was to have been named as the Seller under the Purchase Contract, Assignor desires to assign the Purchase Contract to Assignee, and Assignee desires to accept such assignment, all upon the terms and conditions hereinafter set forth;

      NOW, THEREFORE, in consideration of the premises and in further consideration of $10.00 and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Assignor and Assignee do hereby agree as follows:

      1. Assignment. Assignor does hereby assign to Assignee all of Assignor's right, title and interest in and to the Purchase Contract.

      2. Acceptance. Assignee does hereby accept the assignment of the Purchase Contract and assumes all of the benefits and burdens thereof as though originally named as the seller thereunder.


      IN WITNESS WHEREOF, Assignor and Assignee have executed this Assignment as of the date first set out above.

                              ASSIGNOR:


                              CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a Delaware limited partnership

                              By:   ConCap Holdings, Inc.,
                                    a Texas corporation,
                                    its general partner


                                    By: /s/Patrick F. Slavin
                                    Name:  Patrick F. Slavin
                                    Title: Senior Vice President



                              ASSIGNEE:


                              CCIP SILVERADO, L.P.,
                              a Delaware limited partnership

                              By: CCIP Silverado, L.L.C., a Delaware limited liability company, doing business in Texas as CCIP Silverado of Texas, L.L.C., its general partner

                                    By:   Consolidated Capital Institutional
                                          Properties, a California limited
                                          partnership, its sole member

                                          By:   ConCap Equities, Inc.,
                                                a Delaware corporation,
                                                its general partner

                                                By: /s/Patrick F. Slavin
                                                Name:  Patrick F. Slavin
                                                Title: Senior Vice President

                                    EXHIBIT A

                                LEGAL DESCRIPTION

Being a portion of Lots 5 & 8, Farah Subdivision, in the City of El Paso, El Paso County, Texas, and being more particularly described as follows:

Commencing at an existing city monument in the center line intersection of Viscount Boulevard and Shaver Drive; thence with center line of Viscount Boulevard South 70(0) 24' 52" East a distance of 39.92; Thence, leaving said center line South 19(0) 35' 08" West a distance of 60.00' to a 5/8" rebar with cap set on the South right of way of said Boulevard, and being the POINT OF BEGINNING,

Thence with said right of way South 70(0) 24' 52" East a distance of 116.12" to a 3/8" rebar found at the beginning of a curve to the right;

Thence with the arc of said curve 690.93 " having a radius of 763.92', a delta of 51 (0) 47' 30" and a chord being South 44(0) 31' 07" East a distance of 667.26' to a 5/8" rebar with cap set;

Thence with said right of way South 18(0) 37' 22" East a distance of 510.83' to a 5/8" rebar with cap set;

Thence leaving said right of way South 71(0) 22' 38" West a distance of 239.94' to a 5/8"' rebar with cap set;

Thence North 54(0)07' 22" West a distance of 529.00' to a 5/8" rebar with cap set;

Thence North 19(0) 35' 08" East a distance of 262.80' to an inaccessible corner and being the Southwest corner of El Paso Electric Company sub-station site;

Thence South 70(0)24' 52" East a distance of 145.73' to a galvanized fence post found;

Thence South 18(0) 37' 22" East a distance of 39.99' to a 5/8" rebar with cap set being the South boundary line of El Paso Electric Company sub-station site;

Thence North 71(0) 22' 38" East a distance of 25.00' to a 5/8" rebar with cap set being the Southeast corner of El Paso Electric Company sub-station site;

Thence North 18(0) 37' 22" West a distance of 185.00' to an inaccessible corner and being the Northeast corner of El Paso Elective sub-station site;

Thence South 71(0)22' 38" West a distance of 25.00' to a 5/8' rebar with cap set;

Thence South 18(0)37' 22" East a distance of 17.75" to an inaccessible corner;

Thence North 70(0) 24' 52" West a distance of 115.76' to an inaccessible corner being the Northeast corner of El Paso Electric Company sub-station site;

Thence South 19(0) 35' 08"' West a distance of 49.99' to an inaccessible corner being the Southwest corner of El Paso Electric Company sub-station site;

Thence North 70(0)24' 52" West a distance of 287.30' to a 5/8" rebar with cap set;

Thence North 19(0) 35" 08" East a distance of 380.01 to THE POINT OF BEGINNING.

                                                                   Exhibit 10.35


                        REINSTATEMENT AND FIRST AMENDMENT
                          TO PURCHASE AND SALE CONTRACT
              (with Assignment and Assumption of Purchase Contract)

      THIS REINSTATEMENT AND FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is entered into effective as of the 6th day of February, 2004, by and between CCIP SILVERADO, L.P., a Delaware limited partnership ("Seller"), assignee of CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a California limited partnership ("Original Seller"), and CASH INVESTMENTS OF EL PASO, LLC, a Texas limited liability company ("Original Purchaser") and EPT SAN MATEO APARTMENTS, LP, a Texas limited partnership, assignee of Original Purchaser ("Purchaser").

                                    RECITALS:

      A. Original Seller and Original Purchaser entered into that certain Purchase and Sale Contract dated as of December 8, 2003 ("Purchase Contract"), covering certain parcels of real property located in El Paso County, Texas, as more particularly described in the Purchase Contract.

      B. Original Seller transferred and conveyed to Seller, an affiliate of Original Seller, the Property, through scrivenor's error was identified as the seller in the Purchase Contract, and to correct such error assigned to Seller, and Seller assumed, all the rights and obligations of Seller under the Purchase Contract pursuant to that certain Assignment of Purchase and Sale Contract dated effective as of December 8, 2003.

      C. The Closing did not occur on the Closing Date.

      D. Purchaser and Seller desire to reinstate and amend the Purchase Contract in certain respects, as set forth below.

      E. Purchaser desires to assign its rights and obligations under the Purchase Contract to Purchaser.


      F. All capitalized terms used but not defined in this Amendment shall have the meaning ascribed to them in the Purchase Contract.

                                   AGREEMENTS:

      FOR TEN DOLLARS AND OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY ACKNOWLEDGED, Original Purchaser, Purchaser and Seller hereby agree as follows:

      1. Reinstatement. Effective as of February 6, 2004, Seller and Purchaser hereby reinstate the Purchase Contract in full force and effect, subject to the modifications and amendments set forth in this Amendment.

      2. Seller's  Name.  Effective as of December 8, 2003,  Seller and Original
Purchaser hereby agree that the Purchase Contract shall be, and is hereby, amended such that the name of the Seller as stated in the Purchase Contract shall be CCIP SILVERADO, L.P., a Delaware corporation in lieu of CONSOLIDATED CAPITAL EQUITY PARTNERS, L.P., a California limited partnership.

      3. Seller's Signature Block. Effective as of December 8, 2003, Seller and Original Purchaser hereby agree that the Purchase Contract shall be, and is hereby, amended such that the signature block of Seller contained within the Purchase Contract shall be as set forth below as Seller's signature to this Amendment.

      4. Assignment and Assumption. Subject to the Amendments of the Purchase Contract set forth in this Amendment and the provisions of Section 13.3 of the Purchase Contract, Original Purchaser does hereby assign to Purchaser all of Original Purchaser's rights under the Purchase Contract, and Purchaser does hereby accept such assignment and assumes all of the benefits and burdens thereof, provided, however, that it is acknowledged and agreed that Original Purchaser is not and shall not be released from its liabilities under the Purchase Contract by virtue of such assignment and assumption.

      5. Definitions. ARTICLE I of the Purchase Contract is hereby amended as follows:

                    (a) Each of the  following  definitions  shall be deleted in their entirety, and the words "Intentionally omitted" inserted in their place: (i) "Assumed Deed of Trust", (ii) "Assumed Encumbrances", (iii) "Assumed Loan Documents", (iv) "Assumption Guidelines", (v) "Loan Assumption and Release", (vi) "Loan Balance" and (vii) "Required Loan Fund Amounts".

                   (b) Each of the following definitions shall be amended as follows:

                   (i) In order (1) to add the phrase "Block 1" behind the words "Lots 5 & 8", and (2) to add the recording information of the plat of the Farah Subdivision, each as referred to in the first paragraph of the legal description of the Land set forth on Exhibit A to the Purchase Contract, and (3) to correct a typographical error in the description of a curve referred to in the fourth paragraph of said Exhibit A to read "690.53" instead of "690.93" minutes, the definition of "Land" shall be amended such that the Exhibit A attached to the Purchase Contract shall be replaced with Exhibit A attached hereto.

                   (ii) The definition of "Lender" set forth in Section 1.1. 32 shall be amended and restated as follows:

                        "Lender"  means Federal Home Loan Mortgage  Corporation,
                   assignee of GMAC Commercial Mortgage Corporation, a California corporation, whose servicer is GMAC Commercial Mortgage Corporation, a California corporation.

                   (iii)The definition of "Lender's Assumption's Fees" set forth in Section 1.1.34 shall be amended and restated as follows:

                        "Lender   Fees"   shall  mean  all  fees  and   expenses
                   (including, without limitation, all prepayment penalties and pay-off fees) imposed or charged by Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the Note and Deed of Trust, any amounts of interest charged by Lender for the period from the Closing Date to the permitted prepayment date, the amount of the Lender's Fees to be determined as of the Closing Date.

                   (iv) The  definition  of "Loan  Payoff"  set forth in Section
                   1.1.38 shall be amended and restated as follows:

                        "Loan  Payoff"  shall  have  the  meaning  set  forth in
                   Section 5.4.7.

                   (v) The definition of "Miscellaneous Property Assets" shall be amended to add to the end of the last sentence thereof, before the ".", the following: "and any and all rights, warranties, claims and/or causes of action held by Seller (as the assignee of Consolidated Capital Equity Partners, L.P.) against Hencie International, Inc. (and/or its successors, legal representatives and assigns), under that certain Agreement between Owner and Contractor, dated May 1, 2000, by and between Consolidated Capital Equity Partners, L.P. and Hencie International, Inc.

                   (vi) The definition of "Note" set forth in Section 1.1.42 shall be amended and restated as follows:

                        "Note" means that certain that certain  Multifamily Note
                   in the original principal amount of $3,525,000, dated as of October 2, 2000, executed by Consolidated Capital Equity Partners, L.P., a California limited partnership, and payable to the order of the GMAC Commercial Mortgage Corporation, a California corporation, as (i) assigned to Lender and (ii) assumed by Seller pursuant to that certain Assumption Agreement by and between Consolidated Capital Equity Partners, L.P., Seller and Lender, dated as of July 31, 2002.

                   (c) To insert the following definitions to the end of ARTICLE I, as follows:

                   (i) 1.1.76 "Deed of Trust" shall have the meaning set forth in Section 4.5.

                   (ii) 1.1.77 "Environmental Report" means collectively (a) that certain Phase I environmental study prepared for Purchaser, dated January 22, 2004, prepared by EMC Environmental Services, Inc., and (b) each test of and/or oil sample analysis and report which has been or may hereafter be obtained with respect to the 250 KVA transformer serial #71K5537, located on the Property, and each and any other transformer located on the Property.

      6. Purchase Price. Section 2.2 of the Purchase Contract is hereby amended such that:

                  (a) the  Purchase  Price for the  Property as set forth in the first sentence thereof shall be an amount equal to $6,650,000 less the Lender's Fees; and

                  (b) Section 2.2.4 shall be deleted in its entirety and replaced with the words "Intentionally Omitted".

      7. Property Materials. Each of the three paragraphs of Section 3.5 shall be numbered in the order in which they appear as 3.5.1, 3.5.2 and 3.5.3, respectively.

      8. Title Policy. Section 4.1 of the Purchase Contract shall be amended such that Seller shall be responsible only for payment of the basic premium for the Title Policy to the extent of the insured amount of $6,550,000.

      9. Permitted Exceptions. Section 4.4.3 of the Purchase Contract is hereby deleted in its entirety.

      10. Existing Deed of Trust. Section 4.5 of the Purchase Contract shall be amended and restated as follows:

                  4.5 Existing Deed of Trust.  It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto, any deeds of trust and/or mortgages (including any and all mortgages which secure the Note) and any related assignment of leases and rents, financing statements, subordination agreements and other collateral agreements pertaining to such liens and security interests against the Property (collectively and whether one or more, the "Deed of Trust"), shall not be deemed Permitted Exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at Closing, provided that the Lender's Fees due in connection with the Loan Payoff shall be paid by Purchaser.

      11. Purchaser Financing. A new Section 4.6 shall be added to the Purchase Contract to read as follows:

                  4.6 Purchaser Financing. Purchaser assumes full responsibility to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

      12. Closing Date. Each of Seller, Original Purchaser and Purchaser hereby agree that Section 5.1 of the Purchase Contract shall be amended such that (a) the Closing Date shall be extended to March 31, 2004 (subject to all other provisions set forth in Section 5.1. with respect to the Closing and the Closing
Date), and (b) by adding the following sentence as a new second sentence thereto: "Seller agrees that, not later than 10 calendar days prior to the Closing Date, Seller will deliver or cause to be delivered to Purchaser final drafts of the counterpart documents to be executed and delivered by Purchaser at the Closing pursuant to Section 5.3.5, Section 5.3.6 and Section 5.3.7, together with copies of the drafts of the documents to be executed by Seller pursuant to
Section 5.2.1 and Section 5.2.2."

      13. Seller Closing Deliveries.

                  (a) Section 5.2.1 shall be amended such that (i) the word "Purchaser" shall be replaced with the words "Purchase Contract", and (ii) the form of the Deed attached as Exhibit B shall be in the form attached hereto as Exhibit B; and

                  (b) Because of the assurances already provided to Purchaser by virtue of the agreement of Seller contained in Section 5.4.9, the provisions Section 5.2.12 of the Purchase Contract are omitted in their entirety.

      14. Purchaser Closing Deliveries. Section 5.3.11 of the Purchase Contract is amended and restated in its entirety to read as follows:

                  5.3.11 The Lender Fees (subject to reduction  thereof from the amount set forth in Section 2.2 in the calculation of the Purchase Price).

      15. Existing Loan. Section 5.4.7 of the Purchase Contract is hereby amended and restated in its entirety as follows:

                  5.4.7 Existing Loan. On the Closing Date, Seller shall pay (which payment may be made by Seller out of the proceeds of the Purchase Price) the outstanding principal balance of the Note together with all interest accrued under the Note prior to the Closing Date (the "Loan Payoff"). Purchaser shall pay all Lender Fees (subject to reduction of such amount from the amount set forth in Section 2.2 in the calculation of the Purchase Price). Any existing reserves, impounds and other accounts maintained in connection with the Loan shall be released in Good Funds to Seller at the Closing unless credited by Lender against the amount due from Seller under the Note.

      16. Environmental. Section 6.1.7 of the Purchase Contract is hereby amended to insert at the beginning of subpart (A) thereof "except as disclosed or referred to in the Environmental Report,".

      17. Closing Conditions. Section 8.2.5 of the Purchase Contract is hereby deleted in its entirety.

      18. Expiration of Feasibility Period. Original Purchaser and Purchaser acknowledge that each of the Feasibility Period and Objection Deadline has expired, together with Purchaser's right to terminate the Purchase Contract pursuant to the provisions of Section 3.2 of the Purchase Contract, and that Purchaser shall have no right to a return of the Deposit except as set forth in
Section 10.2, Section 11.1 and Section 12.1. In that connection, Purchaser acknowledges that it has had full opportunity to conduct and make all Investigations of or concerning the Property that Purchaser desires to make, ascertain or confirm, and that Purchaser understands and agrees that Seller shall have no liability for any matter existing with respect to the condition of the Property, as set forth in Section 6.2 of the Purchase Contract, including but not limited to any further investigation, testing, repair, restoration, replacement or remediation of any such condition, specifically including without limitation any matter concerning the environmental condition of the Property set forth in the Environmental Report and/or any matter concerning the transformers, boilers, pipes or other equipment or condition of the Property.

      19. Expiration of Title Review. Original Purchaser and Purchaser acknowledge that the Objection Deadline has expired, together with Purchaser's right to terminate the Purchase Contract pursuant to the provisions of Section
4.3 with respect to the matters set forth in the Title Documents and Survey, but without waiver of the provisions of Section 4.4.1, Section 4.4.5 (as modified in this Amendment) and Section 7.3 of the Purchase Contract.

      20. Conforming Amendments. Any and all terms and provisions of the Purchase Contract are hereby amended and modified wherever necessary, and even though not specifically addressed herein, so as to conform to the amendments set forth in the preceding paragraphs hereof.

      21. Full Force and Effect. Except as expressly modified and amended hereby, all other terms and conditions of the Purchase Contract shall continue in full force and effect.

      22. Facsimile and Counterparts. This Amendment may be executed (a) by facsimile transmission, the same of which will be treated as an original and (b) in one or more counterparts, each of which shall be deemed an original and all of which combined shall constitute one and the same instrument.



      Executed as of the date first set forth above.

                                     Seller:

                                    CCIP SILVERADO, L.P.,
                                    a Delaware limited partnership

                                    By:   CCIP Silverado,  L.L.C.,  a Delaware
                                    limited     liability    company,    doing
                                    business in Texas as  CCIP   Silverado  of
                                    Texas, L.L.C., its general partner

                                    By: Consolidated Capital Institutional
                                    Properties, a California limited
                                    partnership, its sole member

                                                By:   ConCap Equities, Inc.,
                                                      a Delaware corporation,
                                                      its general partner

                                                      By: /s/Patrck Slavin
                                                      Name: Patrick Slavin
                                                      Title: Senior Vice
                                                             President

                                    Original Purchaser:

                                    CASH INVESTMENTS OF EL PASO, LP,
                                    a Texas limited partnership

                                    By:/s/ Richard Aguilar
                                    Name: Richard Aguilar
                                    Title: General Partner


                                   Purchaser:

                                    EPT SAN MATEO APARTMENTS, LP
                                    a Texas limited partnership

                                    By:   EPT San Mateo Management, LLC,
                                          a Texas limited liability company,
                                          its general partner

                                          By: /s/Richard Aguilar
                                          Name: Richard Aguilar
                                          Title: Manager