Form 10-Q
period 2004-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2004-08-16
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                       or

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act). Yes _____ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2004          2003
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 3,665        $ 2,417
   Receivables and deposits                                       788           404
   Restricted escrows                                             816           922
   Other assets                                                 1,676           999
   Investment in affiliated partnerships (Note D)               1,067           992
   Investment properties:
      Land                                                     20,365        22,780
      Buildings and related personal property                  92,740       100,078
                                                              113,105       122,858
      Less:  Accumulated depreciation                         (25,383)      (23,194)
                                                               87,722        99,664
                                                             $ 95,734      $105,398
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 574          $ 211
   Tenant security deposit liabilities                            891           964
   Accrued property taxes                                         492           564
   Other liabilities                                            1,340         1,499
   Due to affiliates (Note C)                                     349           255
   Mortgage notes payable                                      66,699        75,195
                                                               70,345        78,688
Partners' Capital
   General partner                                                133            128
   Limited partners (199,043.2 units issued and
      outstanding)                                             25,256        26,582
                                                               25,389        26,710
                                                             $ 95,734      $105,398

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


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                              2004        2003        2004         2003
Revenues:                                              (Restated)               (Restated)
   Rental income                            $ 5,302     $ 3,466     $10,657     $ 6,892
   Other income                                 556         299       1,050         571
   Casualty (loss) gain                         (26)         25         (26)         25
      Total revenues                          5,832       3,790      11,681       7,488
Expenses:
   Operating                                  3,014       1,630       5,702       3,360
   General and administrative                   222         269         485         527
   Depreciation                               1,318         916       2,671       1,842
   Interest                                   1,168         785       2,308       1,564
   Property taxes                               423         258         866         468
      Total expenses                          6,145       3,858      12,032       7,761

Loss from continuing operations                (313)        (68)       (351)       (273)
  (Loss) income from discontinued
    operations (Notes A and E)                 (449)         36      (1,100)         68
  Gain on sale of discontinued
    operations (Note E)                         283          --       1,716          --
  Gain on foreclosure of real
    estate (Note B)                             156          --         156          --
  Equity in income from investment
    (Note D)                                     17          --          75         350
  Net (loss) income                         $  (306)    $   (32)    $   496     $   145
  Net (loss) income allocated to general
    Partner (1%)                            $    (3)    $    --     $     5     $     1
  Net (loss) income allocated to limited
    partners (99%)                             (303)        (32)        491         144
                                            $  (306)    $   (32)    $   496     $   145
Per limited partnership unit:
Loss from continuing operations               (1.56)       (.34)      (1.74)      (1.36)

(Loss) income from discontinued
   operations                                 (2.23)        .18       (5.47)       0.34
Gain on sale of discontinued operations        1.41          --        8.54          --
Gain on foreclosure of real estate             0.77          --        0.77          --
Equity in income from investment               0.09          --        0.37        1.74
Net (loss) income per limited
   partnership unit                         $ (1.52)    $  (.16)    $  2.47     $  0.72
Distributions per limited partnership
   Unit                                     $  9.13     $  1.75     $  9.13     $ 11.74


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2003                 199,043.2      $   128      $ 26,582    $ 26,710

Distributions to partners                   --           --        (1,817)     (1,817)

Net income for the six months
   ended June 30, 2004                      --            5           491         496

Partners' capital at
   June 30, 2004                     199,043.2     $    133      $ 25,256    $ 25,389


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net income                                                     $ 496        $ 145
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    2,808       2,029
   Amortization of loan costs, lease commissions and
    mortgage premiums                                               (121)        (30)
   Casualty loss (gain)                                               26         (25)
   Equity in income of investment                                    (75)       (350)
   Gain on sale of discontinued operations                        (1,716)         --
   Loss on early extinguishment of debt                            1,161          --
   Gain on foreclosure of real estate                               (156)         --
   Change in accounts:
      Receivables and deposits                                      (373)        158
      Other assets                                                  (738)       (684)
      Accounts payable                                                17          88
      Tenant security deposit liabilities                            (73)         (1)
      Accrued property taxes                                         (72)        (57)
      Other liabilities                                             (159)       (484)
      Due to affiliates                                               94          --
       Net cash provided by operating activities                   1,119         789
Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               12,589          --
  Net receipts from (deposits to) restricted escrows                 106         (36)
  Property improvements and replacements                          (1,461)       (737)
  Insurance proceeds received                                         42          73
  Receipts on Master Loan                                            156          15
  Distributions from affiliated partnerships                          --         258
       Net cash provided by (used in) investing activities        11,432        (427)
Cash flows from financing activities:
  Distributions to partners                                       (1,817)     (2,343)
  Payments on mortgage notes payable                                (854)       (554)
  Repayment of mortgage note payable                              (7,099)         --
  Prepayment penalties                                            (1,527)         --
  Lease commissions, paid                                             (6)        (38)
  Advances from general partner                                       --          32
  Repayment of advances from general partner                          --         (32)
       Net cash used in financing activities                     (11,303)     (2,935)
Net increase (decrease) in cash and cash equivalents               1,248      (2,573)
Cash and cash equivalents at beginning of period                   2,417       3,175
Cash and cash equivalents at end of period                      $ 3,665       $ 602
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,676      $ 2,040
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 222        $ --
  Insurance proceeds in accounts receivable                       $ 11        $ --


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

As a result  of the  sales of  Silverado  Apartments  and  Tates  Creek  Village
Apartments to third parties during the six months ended June 30, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $36,000 and $68,000 for the three and six months ended June 30, 2003, respectively, including revenues of approximately $691,000 and $1,365,000, respectively.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the four properties foreclosed on in 2002 are reflected in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 and 2003. The results of operations for the four properties foreclosed on in November 2003 are included in the three and six months ended June 30, 2004.

Prior to the acquisition of the four remaining properties held by CCEP at a foreclosure sale in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,144,000 at December 31, 2002. This amount represented the fair market value of the remaining properties held by CCEP at December 31, 2002, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $881,000 for the six months ended June 30, 2003. Interest income was recognized on the cash basis as required by SFAS 114.

During the six months ended June 30, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the six months ended June 30, 2003, the Partnership received approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002 as principal payments on the Master Loan from CCEP. No advances were made by the Partnership to CCEP on the Master Loan during the six months ended June 30, 2003 or 2004.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $634,000 and $453,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $465,000 and $248,000 for the six months ended June 30, 2004 and 2003, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $88,000 and $23,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note E"), the General Partner earned a disposition fee of approximately $333,000. The fee is included in gain on sale of discontinued operations and was paid during the six months ended June 30, 2004. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. The fee is included in gain on sale of discontinued operations and due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $190,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships


                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage      June 30, 2004
                                                                     (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $ 13
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%              1,027
                                                                          $1,067

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized approximately $75,000 in equity in income from investment primarily related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the six months ended June 30, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties
IV. There was no distribution associated with this sale.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the six months ended June 30, 2004. Included in (loss) income from discontinued operations for the three months ended June 30, 2004 and 2003 are results of the property's operations of approximately $(23,000) and $11,000, respectively, including revenues of approximately $1,000 and $347,000, respectively. Included in (loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 are results of the property's operations of approximately
$(672,000) and $35,000, respectively, including revenues of approximately $339,000 and $688,000, respectively.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by the General Partner which was accrued and is included in due to affiliates. The fee was paid subsequent to June 30, 2004. Included in (loss) income from discontinued operations for the three months ended June 30, 2004 and 2003 are results of the property's operations of approximately $(426,000) and $25,000, respectively, including revenues of approximately $345,000 and $344,000, respectively. Included in (loss) income from discontinued operations for the six months ended June 30, 2004 and 2003 are results of the property's operations of approximately $(428,000) and $33,000, respectively, including revenues of approximately $704,000 and $677,000, respectively.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of seven apartment complexes one each in North Carolina, Colorado and Kansas, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to six years.

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

Segment information for the three and six months ended June 30, 2004 and 2003 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


      For the three months ended
            June 30, 2004              Residential  Commercial    Other      Totals
Rental income                            $ 4,935       $ 367       $ --     $ 5,302
Other income                                 534           21         1         556
Casualty loss                                (26)          --        --         (26)
Equity in income of investment                --           --        17          17
Interest expense                           1,109           55         4       1,168
Depreciation                               1,246           72        --       1,318
General and administrative expenses           --           --       222         222
Gain on sale of investment                   283           --        --         283
Loss from discontinued operations           (449)          --        --        (449)
Gain on foreclosure of real estate           156           --        --         156
Segment profit (loss)                         35         (133)     (208)       (306)


      For the six months ended
            June 30, 2004              Residential  Commercial    Other      Totals
Rental income                            $ 9,946       $ 711       $ --     $10,657
Other income                                 996           52          2      1,050
Casualty loss                                (26)          --         --        (26)
Equity in income of investment                --           --         75         75
Interest expense                           2,193          111          4      2,308
Depreciation                               2,540          131         --      2,671
General and administrative expense            --           --        485        485
Gain on sale of investment                 1,716           --         --      1,716
Loss from discontinued operations         (1,100)          --         --     (1,100)
Gain on foreclosure of real estate           156           --         --        156
Segment profit (loss)                      1,247         (339)      (412)       496
Total assets                              90,438        1,620      3,676     95,734
Capital expenditures                       1,117          566         --      1,683



     For the three months ended
            June 30, 2003              Residential  Commercial    Other      Totals
             (restated)
Rental income                            $ 3,223       $ 243       $ --      $ 3,466
Other income                                 270           29         --         299
Casualty gain                                 25           --         --          25
Income from discontinued
  operations                                  36           --         --          36
Interest expense                             729           56         --         785
Depreciation                                 874           42         --         916
General and administrative expense            --           --        269         269
Segment profit (loss)                        391         (154)      (269)        (32)

      For the six months ended
            June 30, 2003              Residential  Commercial    Other     Totals
             (restated)
Rental income                            $ 6,391       $ 501       $ --     $ 6,892
Other income                                 515           56         --        571
Casualty gain                                 25           --         --         25
Equity in income of investment                --           --        350        350
Income from discontinued
  operations                                  68           --         --         68
Interest expense                           1,452          112         --      1,564
Depreciation                               1,758           84         --      1,842
General and administrative expense            --           --        527        527
Segment profit (loss)                        628         (306)      (177)       145
Total assets                              63,855          881     15,318     80,054
Capital expenditures                         682           55         --        737

Note G - Casualty (Loss) Gain

During the six months ended June 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds.

During the six months ended June 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of net fixed assets of approximately $48,000.

Note H - Subsequent Distribution

Subsequent to June 30, 2004, the Partnership declared and paid a distribution to the limited partners of approximately $2,315,000 (approximately $11.63 per limited partnership unit). Approximately $2,276,000 (approximately $11.43 per limited partnership unit) related to the sale of Tates Creek Village Apartments on June 28, 2004 and the sale of Silverado Apartments on March 31, 2004, and approximately $39,000, (approximately $0.20 per limited partnership unit) related to operations.

Note I - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of eight properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Loft Apartments (3)                       83%        80%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  94%        92%
      The Sterling Commerce Center (1)              78%        55%
        Philadelphia, Pennsylvania
      The Knolls Apartments (2)                     79%        83%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (2)           86%        91%
         Overland Park, Kansas
      Plantation Gardens Apartments (2)             88%        92%
         Plantation, Florida
      Palm Lake Apartments                          93%        92%
         Tampa, Florida
      The Dunes Apartments (3)                      94%        90%
         Indian Harbor, Florida
      Regency Oaks Apartments                       93%        95%
         Fern Park, Florida

(1) The General Partner attributes the low occupancy in 2003 at The Sterling Commerce Center to the loss of a major tenant in late December 2001. During the fourth quarter of 2003, a new tenant signed a lease and occupied a large portion of the vacant space.

(2) The General Partner attributes the decrease in occupancy at The Knolls, Indian Creek Village and Plantation Gardens Apartments to the competitive market of the apartment industry in the properties' locations.

(3) The General Partner attributes the increase in occupancy at The Loft Apartments and The Dunes Apartments to an increase in marketing outreach and promotions.

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

Results of Operations

The Partnership's net (loss) income for the three and six months ended June 30, 2004 was approximately ($306,000) and $496,000 compared to net (loss) income of approximately ($32,000) and $145,000 for the corresponding periods in 2003. The increase in net loss for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is due to the loss from continuing operations partially offset by an increase in equity in income from investment. The increase in net income for the six months ended June 30, 2004 is largely due to the sale of Silverado and Tates Creek Apartments during the six months ended June 30, 2004.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the six months ended June 30, 2004.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by the General Partner which was accrued and is included in due to affiliates. The fee was paid subsequent to June 30, 2004.

As a result  of the  sales of  Silverado  Apartments  and  Tates  Creek  Village
Apartments to third parties during the six months ended June 30, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $68,000 for the six months ended June 30, 2003, including revenues of approximately $1,365,000. For the three months ended June 30, 2003 income from discontinued operations was approximately $36,000, including revenues of approximately $691,000.

The increase in equity in income from investment for the three months ended June 30, 2004 is due to the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the three months ended June 30, 2004. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed below. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized approximately $75,000 in equity in income from investment primarily related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the six months ended June 30, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

The Partnership recognized a loss from continuing operations for the three and six months ended June 30, 2004 of approximately $313,000 and $351,000 compared to approximately $68,000 and $273,000 for the corresponding periods in 2003. The increase in loss from continuing operations for the three and six months ended June 30, 2004, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses and total revenues is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments) during November 2003. These properties were sold at a foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. The foreclosure process on the above four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003. During the three months ended June 30, 2004 the Partnership recognized a gain on foreclosure of real estate of approximately $156,000. The gain on the foreclosure was primarily the result of CCEP's remaining funds being sent to the Partnership. The remaining funds were primarily a refund of reimbursement of accountable administrative expenses from an affiliate of the General Partner.

For the three and six months ended June 30, 2004, the four properties foreclosed in 2003 had income of approximately $54,000 and $185,000, respectively, which includes revenues of approximately $2,042,000 and $4,114,000, respectively. Exclusive of the items related to the operations of the properties foreclosed in 2003, the Partnership recognized a net loss from continuing operations, including equity in income from investment, for the three and six months ended June 30, 2004 of approximately $342,000 and $462,000 compared to a net loss from continuing operations of approximately $68,000 for the three months ended June 30, 2003 and net income of $77,000 for the six months ended June 30, 2003. The increase in net loss from continuing operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is primarily due to an increase in total expenses and a slight decrease in total revenues. The decrease in net income from continuing operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is primarily due to a decrease in equity in income from investment and an increase in total expenses, partially offset by an increase in total revenues.

Total expenses, exclusive of the properties foreclosed in 2003, increased during the six months ended June 30, 2004 primarily due to increases in operating and property tax expenses partially offset by decreases in interest, depreciation and general and administrative expenses. Total expenses increased for the three months ended June 30, 2004 due to an increase in operating expenses partially offset by decreases in interest and general and administrative expenses. Operating expenses increased during the three and six months ended June 30, 2004 primarily due to an increase in property expenses. Property expenses increased primarily due to an increase in utility expenses at The Sterling Commerce Center, The Sterling Apartment Homes, The Knolls Apartments and Indian Creek Apartments, an increase in salaries and other related benefits at The Knolls Apartments partially offset by a decrease in salaries and other related benefits at The Sterling Apartment Homes. Property tax expense increased during the six months ended June 30, 2004 primarily due to the timing of the receipt of the tax bills at Indian Creek Village Apartments. Interest expense decreased due to principal payments made on the mortgage notes encumbering the Partnership's properties. Depreciation expense decreased during the six months ended June 30, 2004 primarily due to assets becoming fully depreciated at The Sterling Apartment Homes.

General and administrative expenses decreased for the three and six months periods ended June 30, 2004 and 2003 primarily due to the timing of the payment of a business privilege tax paid to the city of Philadelphia during the six months ended June 30, 2003 and reduced legal fees associated with the foreclosures of the properties held by CCEP during 2003 partially offset by increases in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six month periods ended June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues, exclusive of the properties foreclosed in 2003, during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is primarily due to an increase in rental income partially offset by a casualty gain at The Sterling Apartment Homes during the six months ended June 30, 2003. Rental income increased primarily due to increases in occupancy at The Sterling Apartment Homes and Commerce Center, and The Loft Apartments, an increase in rental rates at The Sterling Apartment Homes, and a decrease in bad debt expense at The Sterling Commerce Center and Indian Creek Village Apartments partially offset by a decrease in rental rates at The Sterling Commerce Center, Indian Creek Village, The Loft and The Knolls Apartments and a decrease in occupancy at Indian Creek Village, and The Knolls Apartments.

During the six months ended June 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds.

During the six months ended June 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of net fixed assets of approximately $48,000.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $3,665,000 compared to approximately $602,000 at June 30, 2003. Cash and cash equivalents increased approximately $1,248,000 since December 31, 2003 due to approximately $11,432,000 and $1,119,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $11,303,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Silverado and Tates Creek Village Apartments, insurance proceeds received, receipts on the Master Loan and withdrawals from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, repayment of the mortgage notes payable as a result of the sale of Silverado and Tates Creek Village Apartments, prepayment penalties paid, distributions to partners and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Loft Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $60,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering replacements and fitness equipment upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $41,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2004, the Partnership completed approximately $898,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of tenant improvements, floor covering replacements, interior decorating and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $2,263,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $132,000 of capital improvements at The Knolls Apartments consisting primarily of floor covering and appliance replacements, and other building improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $90,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $61,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $93,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements and parking area resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $112,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $77,000 of capital improvements at Palm Lake Apartments consisting primarily of roof replacement, structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $214,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $59,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $238,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, structural improvements and reconstruction of damages caused by a fire at the property. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $290,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Silverado Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $8,000 of capital improvements at Silverado Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on March 31, 2004.

Tates Creek Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $28,000 of capital improvements at Tates Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on June 28, 2004.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $66,669,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $31,040,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit
Operations             $   --           $   --           $  712            $ 3.55
Sale (1)                   --               --            1,631              8.19
Sale (2)                1,817             9.13               --                --
                       $1,817           $ 9.13           $2,343            $11.74

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.

(2)   From the sale of Silverado Apartments

Subsequent to June 30, 2004, the Partnership declared and paid a distribution to the limited partners of approximately $2,315,000 (approximately $11.63 per limited partnership unit). Approximately $2,276,000 (approximately $11.43 per limited partnership unit) related to the sale of Tates Creek Village Apartments on June 28, 2004 and the sale of Silverado Apartments on March 31, 2004 and approximately $39,000, (approximately $0.20 per limited partnership unit) related to operations.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 138,183.20 limited partnership units (the "Units") in the Partnership representing 69.42% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2004, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2004.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 8.06%
                                              (in thousands)

                               2004            $    777
                               2005               5,604
                               2006               1,750
                               2007               1,887
                               2008              21,900
                            Thereafter           32,984
                              Total            $ 64,902

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES


                                 By:      CONCAP EQUITIES, INC.
                                          General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                 By:      /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                 Date:    August 16, 2004

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

      10.33 Purchase and Sale contract between Consolidated Capital Equity Partner, LP, a California limited partnership and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 8, 2003.

      10.34 Assignment of purchase and sale contract between Consolidated Capital Equity Partners, LP, a California limited partnership and CCIP Silverado, LP, a Delaware limited partnership dated December 8, 2003.

      10.35 Reinstatement and first amendment to purchase and sale contract by and between CCIP Silverado, LP, a Delaware limited partnership, assignee of Consolidated Capital Equity Partners, LP, a California limited liability partnership, and Cash Investments of El Paso, LLC, a Texas limited liability company and EPT San Mateo Apartments, LP, a Texas limited liability partnership, assignee of original purchaser dated February 6, 2004.

      10.36** Purchase and Sale contract between CCIP Tates Creek Village, LLC, a Delaware limited liability company and Tates Creek Investments, LLC, a Michigan limited liability company dated April 13, 2004 for the sale of Tates Creek Village Apartments.

      10.37** Amendment of purchase and sale contract between CCIP Tates Creek Village, LLC and Tates Creek Investments, LLC, dated May 27, 2004.

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

                  **Schedules and supplemental materials to the exhibit filed herewith have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: August 16, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief executive officer of the
                                   Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Stephen B. Waters, certify that:

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

Date: August 16, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

  Exhibit 10.36

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                        CCIP TATES CREEK VILLAGE, L.L.C.,

                      a Delaware limited liability company





                                    AS SELLER





                                       AND




      TATES CREEK INVESTMENTS, LLC, a Michigan limited liability company



                                  AS PURCHASER





                               TATES CREEK VILLAGE

                                                                         Page(s)






                                TABLE OF CONTENTS


                                                                            Page





ARTICLE 1   DEFINED TERMS...................................................1

ARTICLE 2   PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT.....................6

      2.1   Purchase and Sale...............................................6

      2.2   Purchase Price and Deposit......................................6

      2.3   Escrow Provisions Regarding Deposit.............................7

ARTICLE 3   FEASIBILITY PERIOD..............................................8

      3.1   Feasibility Period..............................................8

      3.2   Expiration of Feasibility Period................................9

      3.3   Conduct of Investigation........................................9

      3.4   Purchaser Indemnification......................................10

      3.5   Property Materials.............................................10

      3.6   Property Contracts.............................................12

ARTICLE 4   TITLE..........................................................12

      4.1   Title Documents................................................12

      4.2   Survey.........................................................13

      4.3   Objection and Response Process.................................13

      4.4   Permitted Exceptions...........................................13

      4.5   Existing Deed of Trust.........................................14

ARTICLE 5   CLOSING........................................................14

      5.1   Closing Date...................................................14

      5.2   Seller Closing Deliveries......................................15

      5.3   Purchaser Closing Deliveries...................................15

      5.4   Closing Prorations and Adjustments.............................16

ARTICLE 6   REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.........20

      6.1   Seller's Representations.......................................20

      6.2   AS-IS..........................................................21

      6.3   Survival of Seller's Representations...........................22

      6.4   Definition of Seller's Knowledge...............................22

      6.5   Representations And Warranties Of Purchaser....................23

      6.6   Survival of Purchaser's Representations........................24

      6.7   Definition of Purchaser's Knowledge............................24

ARTICLE 7   OPERATION OF THE PROPERTY......................................24

      7.1   Leases and Property Contracts..................................24

      7.2   General Operation of Property..................................25

      7.3   Liens..........................................................25

ARTICLE 8   CONDITIONS PRECEDENT TO CLOSING................................25

      8.1   Purchaser's Conditions to Closing..............................25

      8.2   Seller's Conditions to Closing.................................26

ARTICLE 9   BROKERAGE......................................................26

      9.1   Indemnity......................................................26

      9.2   Broker Commission..............................................27

      9.3   Broker Page....................................................27

ARTICLE 10  DEFAULTS AND REMEDIES..........................................27

      10.1  Purchaser Default..............................................27

      10.2  Seller Default.................................................28

ARTICLE 11  RISK OF LOSS OR CASUALTY.......................................28

      11.1  Major Damage...................................................28

      11.2  Minor Damage...................................................29

      11.3  Repairs........................................................29

ARTICLE 12  EMINENT DOMAIN.................................................29

      12.1  Eminent Domain.................................................29

ARTICLE 13  MISCELLANEOUS..................................................30

      13.1  Binding Effect of Contract.....................................30

      13.2  Exhibits And Schedules.........................................30

      13.3  Assignability..................................................30

      13.4  Binding Effect.................................................30

      13.5  Captions.......................................................30

      13.6  Number And Gender Of Words.....................................30

      13.7  Notices........................................................30

      13.8  Governing Law And Venue........................................32

      13.9  Entire Agreement...............................................32

      13.10 Amendments.....................................................32

      13.11 Severability...................................................33

      13.12 Multiple Counterparts/Facsimile Signatures.....................33

      13.13 Construction...................................................33

      13.14 Confidentiality................................................33

      13.15 Time Of The Essence............................................33

      13.16 Waiver.........................................................33

      13.17 Attorneys Fees.................................................33

      13.18 Time Periods...................................................34

      13.19 1031 Exchange..................................................34

      13.20 No Personal  Liability of Officers,  Trustees or Directors
            of Seller's Partners...........................................34

      13.21 No Exclusive Negotiations......................................34

      13.22 ADA Disclosure.................................................35

      13.23 No Recording...................................................35

      13.24 Relationship of Parties........................................35

      13.25 Dispute Resolution.............................................35

      13.26 AIMCO Marks....................................................36

      13.27 Non-Solicitation of Employees..................................36

      13.28 Survival.......................................................36

      13.29 Multiple Purchasers............................................36

ARTICLE 14  LEAD-BASED PAINT DISCLOSURE....................................37

      14.1  Disclosure.....................................................37

      14.2  Consent Agreement..............................................37

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 13th day of April, 2004 (the "Effective Date") by and between CCIP TATES CREEK VILLAGE, L.L.C., a Delaware limited liability company, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller") and TATES CREEK INVESTMENTS, LLC, a Michigan limited liability company, having a principal address at 1025 East Maple Road, Suite 230, Birmingham, Michigan 48009 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Seller owns the real estate located in Fayette County,  Kentucky, as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as "Tates Creek Village".

      B.....Purchaser  desires to  purchase,  and Seller  desires to sell,  such land, improvements and certain associated property, on the terms and conditions set forth below.
ARTICLE 1...
                                  DEFINED TERMS
1.1 Unless otherwise defined herein, any term with its initial letter capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.
1.1.1 "ADA" shall have the meaning set forth in Section 13.22.


1.1.2 "Additional Deposit" shall have the meaning set forth in Section 2.2.2.


1.1.3 "AIMCO" shall have the meaning set forth in Section 14.2.


1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by Seller, the Property Manager, or AIMCO and used in the marketing, operation or use of the Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO), subject to the terms set forth in Section 3.5.4 and Section 13.26.

1.1.5 "Broker" shall have the meaning set forth in Section 9.1.


1.1.6 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the States of Colorado, Texas, or Kentucky, or any day on which Lender is not open for business.


1.1.7 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.


1.1.8 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held pursuant to Section 5.1.


1.1.9 "Code" shall have the meaning set forth in Section 2.3.6.


1.1.10......"Consent   Contract"   shall  have  the   meaning   set  forth  in
Section 14.2.


1.1.11......"Consultants" shall have the meaning set forth in Section 3.1.


1.1.12......"Damage Notice" shall have the meaning set forth in Section 11.1.


1.1.13......"Deed" shall have the meaning set forth in Section 5.2.1.


1.1.14......"Deed of Trust" shall have the meaning set forth in Section 4.5.


1.1.15......"Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.


1.1.16......"Escrow Agent" shall have the meaning set forth in Section 2.2.1.


1.1.17......"Excluded  Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.17.
1.1.18......"Existing Survey" shall have the meaning set forth in Section 4.2.


1.1.19......"Feasibility   Period"   shall  have  the  meaning  set  forth  in
Section 3.1.


1.1.20......"FHA" shall have the meaning set forth in Section 13.22.


1.1.21......"Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.


1.1.22......"Fixtures  and  Tangible  Personal  Property"  means  all  fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, unless the equipment is covered by a Property Contract which is assigned to Purchaser at Closing, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or (d) the property and equipment, if any, expressly identified in Schedule 1.1.22. During the Feasibility Period, Seller shall assemble a schedule of Fixtures and Tangible Personal Property, excluding unit interior fixtures and appliances, certified to Seller's knowledge to be the list of such Fixtures and Tangible Personal Property to be transferred to Purchaser at the Closing.


1.1.23......"General   Assignment"   shall  have  the  meaning  set  forth  in
Section 5.2.3.


1.1.24......"Good Funds" shall have the meaning set forth in Section 2.2.1.


1.1.25......"Improvements"  means all  buildings and  improvements  located on the Land taken "as is."


1.1.26......"Initial   Deposit"   shall   have  the   meaning   set  forth  in
Section 2.2.1.


1.1.27......"Land"  means all of those  certain  tracts of land  located  in the
State of Kentucky described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.


1.1.28......"Lease(s)"  means  the  interest  of  Seller  in and to all  leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.


1.1.29......"Leases   Assignment"   shall  have  the   meaning  set  forth  in
Section 5.2.4.


1.1.30......"Lender"  means Federal Home Loan Mortgage  Corporation,  assignee of GMAC Commercial Mortgage Corporation.


1.1.31......"Lender  Fees" shall mean all fees and expenses (including,  without limitation, all prepayment penalties and pay-off fees) imposed or charged by Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the Note and Deed of Trust, any amounts of interest charged by Lender for the period from the Closing Date to the permitted prepayment date, the amount of the Lender Fees to be determined as of the Closing Date.


1.1.32......"Loan" means the indebtedness owing to Lender evidenced by the Note.


1.1.33......"Loan Payoff" shall have the meaning set forth in Section 5.4.7.


1.1.34......"Losses" shall have the meaning set forth in Section 3.4.1.


1.1.35......"Materials" shall have the meaning set forth in Section 3.5.


1.1.36......"Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases,
(d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "TATES CREEK VILLAGE" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates), and the existing telephone number for the Property (to the extent transferable and at Purchaser's sole cost and expense).


1.1.37......"Note"  means that certain Note in the original  principal amount of
$4,225,000.00, dated as of September 28, 2000, executed by Seller and payable to the order of Lender.


1.1.38......"Objection   Deadline"   shall  have  the  meaning  set  forth  in
Section 4.3.


1.1.39......"Objection   Notice"   shall  have  the   meaning   set  forth  in
Section 4.3.


1.1.40......"Objections" shall have the meaning set forth in Section 4.3.


1.1.41......"Permits" means all licenses and permits granted by any governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.


1.1.42......"Permitted  Exceptions"  shall have the meaning set forth in Section
4.4.


1.1.43......"Property"  means (a) the Land and  Improvements  and all  rights of
Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements,
(b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.


1.1.44......"Property  Contracts"  means all  contracts,  agreements,  equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent the assignment of such contract to Purchaser is permitted pursuant to the express terms of such contract, and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property
(i) which terminate  automatically  upon transfer of the Property by Seller,  or
(ii) which Seller, in Seller's sole discretion, elects to terminate with respect to the Property effective as of the Closing Date, or (b) any property management contract for the Property.


1.1.45......"Property  Contracts  Notice"  shall have the  meaning  set forth in
Section 3.6.


1.1.46......"Property  Manager"  means  the  current  property  manager  of  the
Property.


1.1.47......"Proration   Schedule"   shall  have  the  meaning  set  forth  in
Section 5.4.1.


1.1.48......"Purchase  Price" means the consideration to be paid by Purchaser to
Seller for the purchase of the Property pursuant to Section 2.2.


1.1.49......"Purchaser's  Representations"  shall have the  meaning set forth in
Section 6.5.


1.1.50......"Records  Disposal  Notice"  shall  have the  meaning  set  forth in
Section 5.4.13.


1.1.51......"Records  Hold  Period"  shall have the meaning set forth in Section
5.4.13.


1.1.52......"Regional  Property  Manager"  shall have the  meaning  set forth in
Section 6.4.


1.1.53......Intentionally omitted.


1.1.54......"Report" shall have the meaning set forth in Section 14.2.


1.1.55......"Required  Assignment Consent" shall have the meaning set forth in
Section 3.6.


1.1.56......"Response   Deadline"   shall  have  the   meaning  set  forth  in
Section 4.3.


1.1.57......"Response Notice" shall have the meaning set forth in Section 4.3.


1.1.58......"Seller's  Indemnified  Parties"  shall have the meaning set forth in Section  3.4.1.


1.1.59......"Seller's Property-Related Files and Records" shall have the meaning set forth in Section 5.4.12.


1.1.60......"Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.


1.1.61......"Survey" shall have the meaning ascribed thereto in Section 4.2.


1.1.62......"Survival Period" shall have the meaning set forth in Section 6.3.


1.1.63......"Survival  Provisions" shall have the meaning set forth in Section
13.28.


1.1.64......"Tenant"  means any person or entity  entitled to occupy any portion of the Property under a Lease.


1.1.65......"Tenant  Deposits"  means all security  deposits,  prepaid  rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise other than prepaid rentals applicable to periods after the Closing Date.


1.1.66......"Tenant  Security  Deposit Balance" shall have the meaning set forth in Section 5.4.6.2.


1.1.67......"Terminated  Contracts"  shall have the meaning set forth in Section
3.6.


1.1.68......"Testing" shall have the meaning set forth in Section 14.2.


1.1.69......"Third-Party   Reports"   means  any   reports,   studies  or  other
information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of the Property.


1.1.70......"Title  Commitment"  shall  have the  meaning  ascribed  thereto  in
Section 4.1.


1.1.71......"Title Documents" shall have the meaning set forth in Section 4.1.


1.1.72......"Title Insurer" shall have the meaning set forth in Section 2.2.1.


1.1.73......"Title Policy" shall have the meaning set forth in Section  4.1.


1.1.74......"Uncollected  Rents"  shall have the  meaning set forth in Section
5.4.6.1.


1.1.75......Intentionally omitted.


1.1.76......"Vendor  Terminations" shall have the meaning set forth in Section
5.2.5.


ARTICLE 2...
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT 2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.


2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be an amount equal to Six Million Nine Hundred and Eighty Thousand and No/100 Dollars ($6,980,000.00) less the Lender Fees which amount shall be paid by Purchaser, as follows:


2.2.1 On the Effective Date, Purchaser shall deliver to Stewart Title Guaranty Company, c/o Wendy Howell, National Commercial Closing Specialist, 1980 Post Oak Boulevard, Suite 610, Houston, TX 77056, 800-729-1906 ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $69,800.00 by wire transfer of immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.


2.2.2 On the day that the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $69,800.00 by wire transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.


2.2.3 Intentionally Omitted.


2.2.4 The balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 11:00 a.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by Seller's lender).


2.3   Escrow Provisions Regarding Deposit.


2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.


2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.


2.3.3 If the Deposit has not been released earlier in accordance with Section 2.3.2, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser upon the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.


2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of either of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Seller and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent, or failure to perform its duties under Section 2.3.6.


2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller (other than the obligation to make the Deposit which need not be made until Escrow Agent has signed this Contract and delivered a copy of the signature page to Purchaser), and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.


2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Seller, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.


2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.


ARTICLE 3
                               FEASIBILITY PERIOD


3.1 Feasibility Period. The period from the Effective Date to and including the date which is 45 days after the Effective Date shall be the "Feasibility Period". Subject to the terms of Section 3.3 and 3.4 and the right of Tenants under the Leases, Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property:


3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Property (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);


3.1.2 To make inquiries of Seller (and Seller agrees to respond in a timely manner) and to confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property;


3.1.3 To  ascertain   and  confirm  the   suitability   of  the  Property  for
Purchaser's intended use of the Property; and


3.1.4 To review the Materials, Leases, Property Contracts and other documents and instruments related to the Property at Purchaser's sole cost and expense.


3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability pursuant to Section 3.3 and any other provision of this Contract which survives such termination, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser upon the return of the Initial Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable (except as provided in Section 8.1), and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in
Section 8.1.


3.3 Conduct of Investigation. Prior to the Closing, Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. Purchaser shall use its best efforts to conduct and shall cause its Consultants to conduct any and all Inspections in such a manner as to avoid any unnecessary disruption or disturbance of Tenants' occupancy of the Property. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.


3.4   Purchaser Indemnification.


3.4.1 Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto the Property, and any Inspections performed by Purchaser with respect to the Property prior to the Closing Date.


3.4.2 Notwithstanding anything in this Contract to the contrary, Seller shall have the right, without limitation, to disapprove any unreasonably intrusive entries, surveys, tests (including, without limitation, a Phase II environmental study of the Property), investigations and other matters that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 3. Purchaser shall maintain and cause its third party consultants to maintain (a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $1,000,000.00 with respect to property damage, by water or otherwise, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state in which the Property is located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section
3.4.2 to Seller (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto the Property, or (ii) the expiration of 5 days after the Effective Date. The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.


3.5   Property Materials.


3.5.1 Within 10 days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") available at the Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at Seller's option and within the foregoing 10-day period, Seller may deliver some or all of the Materials to Purchaser, or make the same available to Purchaser on a secure web site
(Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by Seller. In the event Seller has failed to deliver or make available to Purchaser the Materials within the 10 day period, upon receipt of written notice from Purchaser, the Feasibility Period shall be extended for a period of time equal to the number of days from the required delivery date of each such item to the actual date of delivery of all such items; provided, however, that under no circumstances will the Feasibility Period be extended by more than 5 days hereunder and Purchaser's sole remedy will be to terminate this Contract pursuant to Section 3.2.


3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded and disclaimed. Any information and Materials provided by Seller to Purchaser under the terms of this Contract is for informational purposes only and, together with all Third-Party Reports, shall be returned by Purchaser to Seller within 5 days after the return of the Deposit to Purchaser (if Purchaser is otherwise entitled to such Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Seller pursuant to this Contract may not be complete or constitute all of such documents which are in Seller's possession or control, but are those that are readily available to Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by Seller pursuant to this Contract, Purchaser will not rely exclusively on such Materials or other documents as being a complete and accurate source of information with respect to the Property, and will rely on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Property.


3.5.3 In addition to the items set forth on Schedule 3.5, no later than 10 days after the Effective Date, Seller shall deliver to Purchaser (or otherwise make available to Purchaser as provided under Section 3.5.1) a rent roll for the Property listing the move-in date, monthly base rent payable, lease expiration date and unapplied security deposit for each Lease (the "Rent Roll"). The Rent Roll shall be a part of the Materials for all purposes under this Contract and Seller makes no representations or warranties regarding the Rent Roll other than the express representation set forth in Section 6.1.7. Seller shall update the Rent Roll in accordance with Section 5.2.10.


3.5.4 No later than 25 days after the Effective Date Purchaser shall provide to Seller a list identifying AIMCO Marks likely to be retained by Seller in accordance with the terms set forth in this Contract. On or prior to the expiration of the Feasibility Period Seller shall indicate which AIMCO Marks set forth on the listing provided by Purchaser (if any) will require removal by Purchaser after Closing at Purchaser's sole cost and expense. Notwithstanding the foregoing, Seller hereby reserves the right to remove any such AIMCO Marks identified for removal prior to Closing, at Seller's sole cost and expense. Nothing contained in this Section 3.5.4 or in Purchaser's proposed listing of AIMCO Marks shall be deemed to be a waiver of Seller's rights with respect to the AIMCO Marks, as more particularly described in this Contract.


3.5.5 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.


3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to Seller (the "Property Contracts Notice") specifying any Property Contracts with respect to which Purchaser desires to have Seller deliver notices of termination at the Closing (the "Terminated Contracts"); provided that (a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts, (and, to the extent that the effective date of termination of any Terminated Contract is after the Closing Date, Purchaser shall be deemed to have assumed all of Seller's obligations under such Terminated Contract as of the Closing
Date), (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver the Property Contracts Notice on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts and Purchaser shall assume all Property Contracts at the Closing. To the extent that any Property Contract to be assumed by Purchaser(including any Property Contracts that, because of advance notice requirements, will be temporarily assumed by Purchaser pending the effective date of termination after the Closing Date) is assignable but requires the applicable vendor to consent to the assignment or assumption of the Property Contract by Seller to Purchaser, then, prior to the Closing, Purchaser shall be responsible for obtaining from each applicable vendor a consent (each a "Required Assignment Consent") to the assignment of the Property Contract by Seller to Purchaser (and the assumption by Purchaser of all obligations under such Property Contract), Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to obtain any Required Assignment Consent. Seller shall deliver to Purchaser at least ten (10) days prior to the expiration of the Feasibility Period, a list certified to Seller's knowledge, of all Property Contracts in existence relating to the ownership and operation of the Property.


ARTICLE 4
                                      TITLE


4.1 Title Documents. Within 10 calendar days after the Effective Date, Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy") on the most recent standard American Land Title Association form, together with legible copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements.


4.2 Survey. Within 3 Business Days after the Effective Date, Seller shall deliver to Purchaser or make available at the Property the existing survey of the Property dated as of November 13, 2002 prepared by Endris Engineering (the "Existing Survey"). Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to Section 3.5.2. To the extent that Purchaser desires that a new survey of the Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller no later than 5 Business Days after the delivery of the Existing Survey, in which event Seller shall order such new or updated survey (together with the Existing Survey, referred to herein as the Survey) from the surveyor who prepared Existing Survey (or from such other surveyor as Seller determines in its reasonable discretion). Purchaser shall be solely responsible for the cost and expense of the preparation of any new or updated survey requested pursuant to the terms of this Section 4.2.


4.3 Objection and Response Process. On or before the date which is 35 days after the Effective Date (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before 40 days after the Effective Date (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections (which adjournments shall not exceed 30 days). If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before 45 days after the Effective Date (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser upon the return of the Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents and the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).


4.4 Permitted Exceptions. The Deed delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":


4.4.1 All matters shown in the Title Documents and the Survey, other than (a) those Objections, if any, which Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;


4.4.2 All Leases;


4.4.3 Intentionally Omitted;


4.4.4 Applicable zoning and governmental regulations and ordinances;


4.4.5 Any defects in or objections to title to the Property, or title exceptions or encumbrances, arising by, through or under Purchaser; and


4.4.6 The terms and conditions of this Contract.


4.5 Existing Deed of Trust. It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto, any deeds of trust and/or mortgages (including any and all mortgages which secure the Note) against the Property (whether one or more, the "Deed of Trust") shall not be deemed Permitted Exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at Closing, provided that the Lender Fees due in connection with the Loan Payoff shall be paid by Purchaser, to the extent such Lender Fees do not exceed the Purchase Price. In no event shall Purchaser be liable for any Lender Fees asserted to be payable to Lender after the Closing (for which Purchaser did not receive a credit against the Purchase Price at Closing).


ARTICLE 5
                                     CLOSING


5.1 Closing Date. The Closing shall occur 30 days following the expiration of the Feasibility Period (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, Seller shall have the option, by delivering written notice to Purchaser at least 4 days prior to the originally scheduled Closing Date, to extend the Closing Date to the last Business Day of the month in which the Closing Date otherwise would occur pursuant to the preceding sentence, or to such other date (either in the same month or the next) not to exceed 30 days as Seller reasonably determines is desirable in connection with the Loan Payoff. Further, the Closing Date may be extended without penalty at the option of Seller to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser. Provided that Purchaser is not in default under the terms of this Contract, Purchaser shall be permitted a one-time 30-day extension of the originally scheduled Closing Date specified in the first sentence of this Section 5.1 to accommodate the requirements of Purchaser's lender by (i) delivering written notice to Seller no later than 5 days prior to the scheduled Closing Date, and (ii) simultaneously with such notice to Seller, delivering to Escrow Agent the amount of $139,600.00, which amount when received by Escrow Agent shall be added to the Deposit hereunder, shall be non-refundable (except as otherwise expressly provided herein with respect to the Deposit), and shall be held, credited and disbursed in the same manner as provided hereunder with respect to the Deposit.


5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, Seller shall deliver to Escrow Agent, each of the following items:


5.2.1 Special Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions.


5.2.2 A Bill of Sale in the form attached as Exhibit C.


5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").


5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").


5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations"). Seller hereby agrees that within 5 Business Days of the Closing Date Purchaser may contact the Property Manager and the Regional Property Manager (who shall reasonably cooperate with Purchaser's request) to obtain the information necessary to fill in the blanks on the form attached hereto as Exhibit F for each of the vendors under the Terminated Contracts


5.2.6 A closing statement executed by Seller.


5.2.7 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment.


5.2.8 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.


5.2.9 Resolutions,  certificates of good standing, and such other organizational
documents  as  Title  Insurer  shall  reasonably  require  evidencing   Seller's
authority to consummate this transaction.


5.2.10 An updated Rent Roll in Seller's standard form; provided, however, that the content of such Rent Roll shall in no event expand or modify the conditions to Purchaser's obligation to close as specified under Section 8.1.


5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:


5.3.1 The full Purchase Price (with credit for the Deposit), plus or minus the adjustments or prorations required by this Contract.


5.3.2 A title affidavit or at Purchaser's option an indemnity, pertaining to Purchaser's activity on the Property prior to Closing, in the customary form reasonably acceptable to Purchaser to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.


5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of the Property.
5.3.4 A closing statement executed by Purchaser.


5.3.5 A countersigned counterpart of the General Assignment.


5.3.6 A countersigned counterpart of the Leases Assignment.


5.3.7 Notification letters to all Tenants prepared and executed by Purchaser in the form attached hereto as Exhibit G.


5.3.8 The Vendor Terminations (Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and Seller).


5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.


5.3.10 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.


5.3.11      Intentionally Omitted.


5.3.12 The Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2).


5.4   Closing Prorations and Adjustments.


5.4.1 General. All normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to Seller (if the prorations result in a net credit to Seller) or by Seller to Purchaser (if the prorations result in a net credit to Purchaser), by increasing or reducing the cash to be paid by Purchaser at Closing.


5.4.2 Operating Expenses. All of the operating, maintenance, taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating the Property that Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of the Property, shall be prorated on an accrual basis. Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.


5.4.3 Utilities. The final readings and final billings for utilities will be made if possible as of the Closing Date, in which case Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and Seller shall notify each utility company serving the Property to terminate Seller's account, effective as of noon on the Closing Date.


5.4.4 Real Estate Taxes. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.


5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, subject to proration of operating expenses under Section 5.4.2.


5.4.6 Leases.
5.4.6.1 All collected rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either
(a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing
(a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser after first applying any collected rent to current and delinquent rent for periods after the Closing. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected
Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller in connection with all efforts by Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or to sue or evict any existing Tenant from the Property.


5.4.6.2 At Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitute the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.


5.4.6.3 With respect to operating expenses, taxes, utility charges, other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases, to the extent that Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall reserve a credit therefor at Closing. With respect to any payments received by Purchaser after the Closing allocable to Seller prior to Closing, Purchaser shall promptly pay the same to Seller.


5.4.7 Existing Loan. On the Closing Date, Seller shall pay (which payment may be made by Seller out of the proceeds of the Purchase Price) the outstanding principal balance of the Note, together with all interest accrued under the Note prior to the Closing Date (the "Loan Payoff"). Purchaser shall pay all Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2). Seller shall cause any existing reserves, impounds and other accounts maintained in connection with the Loan to be released in Good Funds to Seller at the Closing unless credited by Lender against the amount due from Seller under the Note.


5.4.8 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.


5.4.9 Employees. All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated as of the Closing Date.


5.4.10 Closing Costs. Purchaser shall pay the cost of recording any instruments required to discharge any liens or encumbrances against the Property, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent and any and all costs for the preparation of a new survey or to update the Existing Survey. Seller shall pay transfer tax and the base premium for the Title Policy to the extent required by Section 4.1, and one-half of the customary closing costs of the Escrow Agent.


5.4.11      Intentionally Omitted.


5.4.12 Survival. The provisions of this Section 5.4 shall survive the Closing and delivery of the Deed to Purchaser.


5.4.13 Possession. Possession of the Property, subject to the Leases, Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals (or if not available, copies) of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) (collectively, "Seller's Property-Related Files and Records") regarding the Property shall be made available to Purchaser at the Property after the Closing. Purchaser agrees, for a period of not less than 2 years after the Closing ("Records Hold Period"), to (a) provide and allow Seller reasonable access to Seller's Property Related Files and Records for purposes of inspection and copying thereof, and (b) reasonably maintain and preserve Seller's Property-Related Files and Records; provided, however, to the extent Purchaser rekeys the Property after Closing, Purchaser will not be required to maintain and preserve the existing keys to the Property. Notwithstanding the foregoing provisions regarding the Records Hold Period, if at any time Purchaser desires to dispose of Seller's Property Related Files and Records, Purchaser must first provide Seller prior written notice (the "Records Disposal Notice"), and Purchaser shall within 30 days after providing Seller with the Records Disposal Notice forward to Seller, at Purchaser's sole cost and expense, either originals or copies of Seller's Property Related Files and Records applicable to the period of Seller's ownership of the Property along with Purchaser's disclaimer of all right, title and interest in and to such Seller's Property Related Files and Records. Purchaser agrees (i) to include the covenants of this Section
5.4.12 pertaining to Seller's Property-Related Files and Records in any management contract for the Property (and to bind the manager thereunder to such covenants), and (ii) to bind any future purchaser of the Property to the covenants of this Section 5.4.13 pertaining to Seller's Property-Related Files and Records. Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to comply with the provisions of this Section 5.4.13.


5.4.14 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 60 days after Closing, or (b) subject to such 60-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate). The provisions of this Section 5.6 shall survive the Closing and delivery of the Deed to Purchaser.


                                   ARTICLE 6
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER


6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):


6.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. This Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;


6.1.2 Other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;


6.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;


6.1.4 Except for any actions by Seller to evict Tenants under the Leases, to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property;


6.1.5 To Seller's knowledge, Seller has not received any written notice from a governmental agency of, and there is not any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and


6.1.6 To Seller's knowledge, Seller has not received any written notice of, and there is not any uncured material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.


6.1.7 To the knowledge of Seller, the Rent Roll (as updated pursuant to Section 5.2.11) is accurate in all material respects.


6.1.8 To Seller's knowledge: (A) no hazardous or toxic materials or other substances regulated by applicable federal or state environmental laws are stored by Seller on, in or under the Property in quantities which violate applicable laws governing such materials or substances, and (B) the Property is not used by Seller for the storage, treatment, generation or manufacture of any hazardous or toxic materials or other substances in a manner which would constitute a violation of applicable federal or state environmental laws.


6.2 AS-IS.  Except for  Seller's  Representations,  the  Property  is  expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and except for Seller's Representations is not relying upon, any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Except for Seller's Representations, Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the last day of the Feasibility Period and as of the Closing Date, it shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser shall rely upon any title insurance obtained by Purchaser and the Deed provided by Seller with respect to title to the Property. Except for Seller's Representations, Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser.


6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 12 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $100,000 in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date or such breach is disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, then Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.


6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Mindy Daugherty who is the Regional Property Manager handling this Property (the "Regional Property Manager") and Michelle Harvey, the current Property Manager handling this Property (the "Property Manager").


6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:


6.5.1 Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of Michigan.


6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.


6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.


6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Seller or any representative of Seller (including, without limitation, Broker) in connection with this Contract and the acquisition of the Property.


6.5.5 The Broker and its affiliates do not as of the Effective Date, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires the Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser. In confirming the representation and warranty made in the foregoing sentence, Seller reserves the right, in its sole and absolute discretion, to conduct an audit to review the future tax returns of Purchaser and any assignee. Notwithstanding the foregoing, Purchaser hereby represents and warrants that Purchaser's broker, Hendricks & Partners (as more particularly described in Article 9 herein), shall make all the required disclosures and take any other action required by law concerning the fact that Mr. Paul Dietz with Hendricks & Partners is (a) a principal of the entity acquiring the Property, and (b) affiliated with the broker for Purchaser.



      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.


6.6 Survival of Purchaser's Representations. Seller and Purchaser agree that Purchaser's Representations shall survive Closing for a period of 12 months (the "Survival Period"). Purchaser shall have no liability after the Survival Period with respect to Purchaser's Representations contained herein except to the extent that Seller has filed a lawsuit against Seller during the Survival Period for breach of any of Purchaser's Representations. Under no circumstances shall Purchaser be liable to Seller for more than $100,000 in excess of the Deposit in any individual instance or in the aggregate for all breaches of Purchaser's Representations, nor shall Seller be entitled to bring any claim for a breach of Purchaser's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Seller exceeds $5,000. In the event that Purchaser breaches any representation contained in Section 6.5 and Seller had knowledge of such breach prior to the Closing Date, then Seller shall be deemed to have waived any right of recovery, and Purchaser shall not have any liability in connection therewith.


6.7 Definition of Purchaser's Knowledge. Any representations and warranties made "to the knowledge of Purchaser" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Purchaser's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Purchaser and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Purchaser, or any affiliate of the Purchaser, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Brian Dietz, who is President of the manager of Purchaser's managing member.




ARTICLE 7
                            OPERATION OF THE PROPERTY


7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, but only in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by Seller in the ordinary course of its operation of the Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed.


7.2 General  Operation of  Property.  Except as  specifically  set forth in this
Article 7, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address (a) any life or safety issue at the Property or (b) any other matter which in Seller's reasonable discretion materially adversely affecting the use, operation or value of the Property, Seller will not make any material alterations to the Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed. Seller hereby agrees that Seller shall deliver the Property at Closing in the same general physical condition existing at the time when Purchaser completes its Inspections at the expiration of the Feasibility Period, general wear and tear excepted.


7.3 Liens. Other than utility easements and temporary construction easements granted by Seller in the ordinary course of business, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. Notwithstanding the foregoing, Seller hereby agrees that Seller shall not grant any such utility easement(s) and temporary construction easements which materially interfere with the continued operations of the Property. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.
ARTICLE 8
                         CONDITIONS PRECEDENT TO CLOSING


8.1 Purchaser's Conditions to Closing. Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:


8.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;


8.1.2 Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date;


8.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder as of the Closing Date; and


8.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.



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


8.2 Seller's Conditions to Closing. Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:


8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;


8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;


8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder as of the Closing Date; and


8.2.4 Intentionally Omitted.



      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) terminate this Contract, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.


                                   ARTICLE 9
                                    BROKERAGE


9.1 Indemnity. Seller represents and warrants to Purchaser that it has not dealt with any broker in connection with this Contract and Purchaser represents and warrants to Seller that it has dealt only with Mr. Richard Vidrio and Mr. Todd Stofflet of Hendricks & Partners, Purchaser's broker (the "Broker") in connection with this Contract. Purchaser represents and warrants to Seller that other than Purchaser's dealings with Broker, it has not utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and Seller represents and warrants to Purchaser that it has not utilized the services of any real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.


9.2 Broker Commission. Purchaser agrees to pay Broker a commission according to the terms of a separate contract. Broker shall not be deemed a party or third party beneficiary of this Contract.


9.3 Broker Page. As a condition to Purchaser's obligation to pay the commission pursuant to Section 9.2, Broker shall execute the signature page for Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Broker will not be necessary to amend any provision of this Contract.


9.4 Disclosure of Affiliation with Purchaser. Notwithstanding anything to the contrary contained herein, Purchaser and Seller acknowledge that Mr. Paul Dietz with Hendricks & Partners has an affiliation to the purchasing entity as a principal in the entity acquiring the Property, and that except for Mr. Paul Dietz, no other affiliate, employee or broker of Hendricks & Partners, as of the Effective Date, and as of the Closing, will have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires the Property at the Closing).


                                   ARTICLE 10
                              DEFAULTS AND REMEDIES


10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit, (or any other deposit or payment required of Purchaser hereunder), (b) deliver to the Seller the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price at the time required by Section 2.2.4 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.


10.2 Seller Default. If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser upon the return of the Deposit), and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $50,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages, other than its direct and actual out-of-pocket expenses and costs as documented by paid invoices or other evidence of payment to third parties; provided, however, Seller shall not be responsible for more than $25,000 of such out-of-pocket expenses and costs) incurred as a result of the delay in the Closing resulting from Seller's breach. Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION
10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.


                                   ARTICLE 11
                            RISK OF LOSS OR CASUALTY


11.1 Major Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to terminate this Contract by delivering written notice to Seller. In the event Purchaser fails to terminate this Contract within the foregoing 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible or self insured amounts payable by Seller in connection therewith) at Closing.


11.2 Minor Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs to the extent of any recovery from insurance carried on the Property if they can be reasonably effected before the Closing. Subject to
Section 11.3, if Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.


11.3 Repairs. To the extent that Seller elects to commence any repair, replacement or restoration of the Property prior to Closing, then Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deed to Purchaser.


                                   ARTICLE 12
                                 EMINENT DOMAIN


12.1 Eminent Domain. In the event that, at the time of Closing, any material part of the Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Contract by giving written notice within 10 days after Purchaser's receipt from Seller of notice of the occurrence of such event, and if Purchaser so terminates this Contract shall recover the Deposit hereunder (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to terminate this Contract within such 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.


                                   ARTICLE 13
                                  MISCELLANEOUS


13.1 Binding Effect of Contract. This Contract shall not be binding on either party until executed by both Purchaser and Seller. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a pre-requisite to its effectiveness.


13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.


13.3 Assignability. This Contract is not assignable by Purchaser or Seller (other than any assignment in connection with a 1031 exchange pursuant to Section 13.19), without first obtaining the prior written approval of the other, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, and (c) Seller is promptly notified thereof, but in no event later than 10 days prior to Closing. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.


13.4 Binding Effect. Subject to Section 13.3, this Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.


13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.


13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.


13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified or registered mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:



            To Purchaser:

            TATES CREEK INVESTMENTS, LLC
            c/o Dietz Holdings LLC
            1025 East Maple Road, Suite 230
            Birmingham, MI  48009
            Attention:  Mr. Brian Dietz
            Telephone:  248  341-3999
            Facsimile:   248  646-3744

            and a copy to:

            Mark Krysinski, Esq.
            Jaffe, Raitt, Heuer and Weiss, P.C.
            One Woodward Avenue, Suite 2400
            Detroit, MI  48226
            Telephone  313  964-8398
            Facsimile    313  961-8358

            To Seller:

                                    c/o AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

            And:

            c/o AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

            with copy to:

            Chad Asarch, Esq.
            Vice President and Assistant General Counsel
            AIMCO
            4582 South Ulster Street Parkway, Suite 1100
            Denver, Colorado  80237
            Telephone: 303  691-4303
            Facsimile:  303  300-3297

            and a copy to:

            Loeb & Loeb LLP
            10100 Santa Monica Boulevard, Suite 2200
            Los Angeles, California  90067
            Attention:  Karen N. Higgins, Esq.
            and Loretta Thompson, Esq.
            Facsimile:  310-282-2200

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            Stewart Title Guaranty Company
            1980 Post Oak Boulevard, Suite 610
            Houston, Texas  77056
            Attention:  Wendy Howell, National Commercial Closing Specialist
            Telephone:  800-729-1906

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.


13.8 Governing Law And Venue. The laws of the State of Kentucky shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.


13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and Contracts, whether written or oral.


13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract


13.11 Severability. In the event that any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.


13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.


13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.


13.14 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract (a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. Notwithstanding the provisions of
Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superceded hereby.


13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.


13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.


13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.


13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.


13.19 1031 Exchange. Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under
Section 1031 of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Contract; (iii) Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place;
(iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be).


13.20 No Personal Liability of Officers, Trustees or Directors of Seller's Partners. Purchaser acknowledges that this Contract is entered into by Seller which is a Delaware limited liability company, and Purchaser agrees that none of Seller's Indemnified Parties shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.


13.21 No Exclusive Negotiations. Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Seller shall not enter into any contract or binding Contract with a third-party for the sale of the Property unless such Contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.


13.22 ADA Disclosure. Purchaser acknowledges that the Property may be subject to the federal Americans With Disabilities Act (the "ADA"), and the federal Fair Housing Act (the "FHA"). The ADA which requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA or the FHA (or any similar state or local law), and Seller expressly disclaims any such representation.


13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without Seller's prior written consent, which consent may be withheld at Seller's sole discretion. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the Contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.


13.24 Relationship of Parties. Purchaser and Seller acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Seller is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.


13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. Notwithstanding anything herein to the contrary, this
Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.


13.26 AIMCO Marks. In accordance with the provisions set forth in Section 3.5.4 regarding AIMCO Marks, Purchaser agrees that Seller, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.


13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall, at any time, solicit any of Seller's affiliates' employees located at any property within a 100 mile radius of the Property owned by such affiliates for potential employment. Seller acknowledges that Purchaser shall not be permitted to solicit Seller's employees located at the Property until after the expiration of the Feasibility Period, and Seller shall have no obligation to provide Purchaser with any information and employee benefits with respect to the any of Seller's employees located at the Property until after the expiration of the Feasibility Period. Any information requested by Purchaser pursuant to the foregoing sentence shall be made in writing to Seller and Seller shall use all commercially reasonable efforts to deliver or make available to Purchaser such information within 10 days of receipt of notice thereof.


13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19, 13.21 and 13.23), and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.


13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Agreement, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Initial Deposit, Additional Deposit or other amounts to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.


ARTICLE 14
                           LEAD-BASED PAINT DISCLOSURE


14.1 Disclosure. Seller and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit H hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deed to Purchaser.


14.2 Consent Agreement. Testing (the "Testing") has been performed at the Property with respect to lead-based paint. Law Engineering and Environmental Services, Inc. performed the Testing and reported its findings in the Lead-Based Paint Risk Assessment Report dated May 12, 2003, a copy of which has been delivered to Purchaser (the "Report"). The Report discloses and identifies the presence of lead-based paint components and lead-based paint hazards on the Property, using the Federal Lead Standards and states that the Property is free of (a) dust lead hazards and (b) soil lead hazards. By execution hereof, Purchaser acknowledges receipt of a copy of the Report, the Lead-Based Paint Disclosure Statement attached hereto as Exhibit H, and acknowledges receipt of that certain Consent Agreement (the "Consent Agreement") by and among the United States Environmental Protection Agency (executed December 19, 2001), the United States Department of Housing and Urban Development (executed January 2, 2002), and Apartment Investment and Management Company ("AIMCO") (executed December 18,
2001). Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) that Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this
Section 14.2 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser. Purchaser and Seller hereby agree and acknowledge that after the Closing, (a) Seller and the Property shall remain subject to the Consent Agreement and the provisions contained therein and related thereto, and (b) the Testing has been performed by Seller and Purchaser's only ongoing obligations after the Closing shall be those related to maintaining the subject Property in accordance with relevant laws concerning lead-based paint.



      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                     Seller:

                                    CCIP TATES CREEK VILLAGE, L.L.C.,
                                    a Delaware limited liability company

                                    By:   Consolidated Capital Institutional
                                          Properties, L.P., a California
                                          limited partnership, its sole member

                                          By:   ConCap Equities, Inc.,
                                                a Delaware corporation
                                                its general partner

                                                By:/s/Brian J. Bornhorst
                                                Name: Brian J. Bornhorts
                                                Its: Vice President



                                   Purchaser:

                                    TATES CREEK INVESTMENTS, LLc,
                                    a Michigan limited liability company

                                    By:   Dietz Holdings, LLC,
                                          a Michigan limited liability
                                          company,
                                          its sole member

                                          By:   Dietz Management Company,
                                                a Michigan corporation,
                                                its managing member



                                                By:/s/Brian M. Dietz,
                                                   President
                                                   Brian M. Dietz, President

                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes April 13, 2004 as the date of opening of escrow and designates 02161187 as the escrow number assigned to this escrow.

                                    ESCROW AGENT:

                                    STEWART TITLE GUARANTY COMPANY


                                    By: /s/Wendy Howell
                                    Name: Wendy Howell
                                    Title: National Commercial Closing
                                           Specialist

                              BROKER SIGNATURE PAGE

      The undersigned Broker hereby executes this Broker Signature Page solely to confirm the following: (a) Broker represents only the Purchaser in the transaction described in the Contract to which this signature page is attached,
(b) Broker acknowledges that the only compensation due to Broker in connection with the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Purchaser and Broker payable at the Closing, and (c) Broker represents and warrants to Seller (subject to Purchaser's representation and warranty as set forth in Section
6.5.5 of the Contract and the disclosure set forth in Section 9.4 of the Contract) that Broker and its affiliates (i) has not and will not receive any other compensation (cash or otherwise) from or on behalf of Seller or any affiliate thereof in connection with the transaction, (ii) do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3 of the Contract, acquires the Property at the Closing), (iii) nor has Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.



                                     Broker:

                                    HENDRICKS & PARTNERS

                                    By: /s/Rick Vidrio
                                    Name:  Rick Vidrio
                                    Title: Associate Partner



                                    By: /s/Todd Stofflet
                                    Name:  Todd Stofflet
                                    Title: Senior Investment Advisor

Exhibit 10.37


                   AMENDMENT OF PURCHASE AND SALE CONTRACT

                   (Tates Creek Village Apartments, Kentucky)


      THIS AMENDMENT OF PURCHASE AND SALE CONTRACT ("Amendment") is entered into as of the 27th day of May, 2004 (the "Effective Date") by and between CCIP TATES CREEK VILLAGE, L.L.C., a Delaware limited liability company, having a principal address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller") and TATES CREEK INVESTMENTS, LLC, a Michigan limited liability company, having a principal address at 1025 East Maple Road, Suite 230, Birmingham, Michigan 48009 ("Purchaser").

                                    RECITALS

A. Seller and Purchaser entered into a Purchase and Sale Contract dated as of April 13, 2004, (the "Contract"), pursuant to which Seller agreed to sell to Purchaser, and Purchaser agreed to buy from Seller the Property (as defined in the Contract).

B. Pursuant to the Contract, Purchaser delivered to Escrow Agent an earnest money deposit of $69,800.00 (the "Initial Deposit"), which Initial Deposit continues to be held by Escrow Agent.

C. Seller and Purchaser desire to modify the Contract pursuant to the terms set forth below.

D. All capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

            NOW  THEREFORE,   for  valuable   consideration,   the  receipt  and
sufficiency of which are hereby acknowledged, and intending to be legally bound, Seller and Purchaser agree as follows:

                                   AGREEMENTS

1. Closing Credit. Provided that Purchaser complies with its obligations under the Contract, Purchaser shall receive a credit in the amount of $175,000.00 (the "Credit") against the Purchase Price at Closing. 2. Additional Deposit. Concurrently with the execution of this Amendment, Purchaser shall deliver the Additional Deposit of $69,800.00 to Escrow Agent, which together with the Initial Deposit shall be held, credited and disbursed in the manner provided for in the Contract with respect to the Deposit. 3. Waiver of Feasibility Period Contingencies. Purchaser hereby acknowledges that the Feasibility Period has expired, and that all contingencies relating to the Feasibility Period have been satisfied or waived by Purchaser as of the Effective Date of this Amendment. Additionally, Purchaser hereby acknowledges and agrees that all contingencies relating to Purchaser's review of the Title Commitment and Survey, as more particularly set forth in Section 4.1, Section 4.2 and Section 4.3 of the Contract, have been waived by Purchaser as of the Effective Date of this Amendment.
4. Effectiveness of Contract. Except as modified by this Amendment, all the terms of the Contract shall remain unchanged and in full force and effect.

5. Counterparts. This Amendment may be executed in counterparts, and all counterparts together shall be construed as one document.

6. Telecopied Signatures. A counterpart of this Amendment signed by one party to this Amendment and telecopied to the other party to this Amendment or its counsel (i) shall have the same effect as an original signed counterpart of this Amendment, and (ii) shall be conclusive proof, admissible in judicial proceedings, of such party's execution of this Amendment.





                  [Remaining Page Left Intentionally Blank]

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment of Purchase and Sale Contract as of the date first above stated.


                                     Seller:

                                    CCIP TATES CREEK VILLAGE, L.L.C.,
                                    a Delaware limited liability company

                                    By:   Consolidated Capital Institutional
                                          Properties, L.P., a California
                                          limited partnership, its sole member

                                          By:   ConCap Equities, Inc.,
                                                a Delaware corporation
                                                its general partner


                                                By:/s/ Brian J. Bornhorst
                                                Name: Brian J. Bornhorst
                                                Its: Vice President





                                   Purchaser:


                                    TATES CREEK INVESTMENTS, LLc,
                                    a Michigan limited liability company


                                    By:   Dietz Holdings, LLC,
                                          a Michigan limited liability
                                          company,
                                          its sole member


                                          By:   Dietz Management Company,
                                                a Michigan corporation,
                                                its managing member


                                                By: /s/Brian M. Dietz,
                                                    President
                                                    Brian M. Dietz, President