Form 10-Q
period 2004-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2004-11-15
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       or

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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                          September 30,  December 31,
                                                               2004          2003
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                  $ 752         $ 2,417
   Receivables and deposits                                     1,034           404
   Restricted escrows                                             879           922
   Other assets                                                 1,410           999
   Investment in affiliated partnerships (Note D)               1,067           992
   Investment properties:
      Land                                                     20,365        22,780
      Buildings and related personal property                  94,354       100,078
                                                              114,719       122,858
      Less:  Accumulated depreciation                         (26,665)      (23,194)
                                                               88,054        99,664
                                                             $ 93,196      $105,398
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                          $ 1,255         $ 211
   Tenant security deposit liabilities                            864           964
   Accrued property taxes                                         757           564
   Other liabilities                                            1,364         1,499
   Due to affiliates (Note C)                                      55           255
   Mortgage notes payable                                      66,258        75,195
                                                               70,553        78,688
Partners' Capital
   General partner                                                129            128
   Limited partners (199,043.2 units issued and
      outstanding)                                             22,514        26,582
                                                               22,643        26,710
                                                             $ 93,196      $105,398

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

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                               2004       2003        2004         2003
Revenues:                                              (Restated)               (Restated)
   Rental income                             $ 5,640    $ 3,626     $16,297     $10,518
   Other income                                  504        294       1,554         865
   Casualty gain (Note G)                         --         --          --          25
      Total revenues                           6,144      3,920      17,851      11,408
Expenses:
   Operating                                   2,984      1,600       8,686       4,960
   General and administrative                    225        211         710         738
   Depreciation                                1,318        855       3,989       2,697
   Interest                                    1,157        770       3,465       2,334
   Property taxes                                451        241       1,317         709
   Casualty loss (Note G)                        427         --         453          --
      Total expenses                           6,562      3,677      18,620      11,438

(Loss) income from continuing operations        (418)       243        (769)        (30)
(Loss) income from discontinued
    operations (Notes A and E)                   (13)        50      (1,113)        118
 Gain on sale of discontinued
    operations (Note E)                           --         --       1,716          --
 Gain on foreclosure of real
    estate (Note B)                               --         --         156          --
 Equity in income from investment
    (Note D)                                      --        748          75       1,098
 Net (loss) income                           $  (431)   $ 1,041     $    65     $ 1,186
 Net (loss) income allocated to general
    partner (1%)                             $    (4)   $    10     $     1     $    12
 Net (loss) income allocated to limited
    partners (99%)                              (427)     1,031          64       1,174
                                             $  (431)   $ 1,041     $    65     $ 1,186
Per limited partnership unit:
(Loss) income from continuing operations       (2.08)      1.21       (3.82)      (0.15)

(Loss) income from discontinued
   operations                                  (0.07)      0.25       (5.54)       0.59
Gain on sale of discontinued operations           --         --        8.54          --
Gain on foreclosure of real estate                --         --        0.77          --
Equity in income from investment                  --       3.72        0.37        5.46
Net (loss) income per limited
   partnership unit                          $ (2.15)   $  5.18     $  0.32     $  5.90
Distributions per limited partnership
   unit                                      $ 11.63    $  5.38     $ 20.76     $ 17.11

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2003                 199,043.2      $   128      $ 26,582    $ 26,710

Distributions to partners                   --           --        (4,132)     (4,132)

Net income for the nine months
   ended September 30, 2004                 --            1            64          65

Partners' capital at
   September 30, 2004                199,043.2     $    129      $ 22,514    $ 22,643

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net income                                                      $ 65       $ 1,186
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    4,126       2,981
   Amortization of loan costs, lease commissions and
    mortgage premiums                                               (155)        (53)
   Casualty loss (gain)                                              453         (18)
   Equity in income of investment                                    (75)     (1,098)
   Gain on sale of discontinued operations                        (1,716)         --
   Loss on early extinguishment of debt                            1,161          --
   Gain on foreclosure of real estate                               (156)         --
   Change in accounts:
      Receivables and deposits                                      (483)        117
      Other assets                                                  (501)       (452)
      Accounts payable                                                52         (95)
      Tenant security deposit liabilities                           (100)         (9)
      Accrued property taxes                                         193          52
      Other liabilities                                             (135)       (292)
      Due to affiliates                                             (200)         --
       Net cash provided by operating activities                   2,529       2,319
Cash flows from investing activities:
  Net proceeds from sale of discontinued operations               12,589          --
  Net receipts from restricted escrows                                43         223
  Property improvements and replacements                          (3,270)     (1,019)
  Insurance proceeds received                                        284         112
  Receipts on Master Loan                                            156          15
  Distributions from affiliated partnerships                          --       1,047
       Net cash provided by investing activities                   9,802         378
Cash flows from financing activities:
  Distributions to partners                                       (4,132)     (3,424)
  Payments on mortgage notes payable                              (1,232)       (829)
  Repayment of mortgage note payable                              (7,099)         --
  Prepayment penalties                                            (1,527)         --
  Lease commissions paid                                              (6)       (115)
  Advances from general partner                                       --         220
  Repayment of advances from general partner                          --        (220)
       Net cash used in financing activities                     (13,996)     (4,368)
Net decrease in cash and cash equivalents                         (1,665)     (1,671)
Cash and cash equivalents at beginning of period                   2,417       3,175
Cash and cash equivalents at end of period                       $ 752       $ 1,504
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,789      $ 3,007
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 868        $ 124

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties on March 31, 2004 and June 28, 2004, respectively, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $50,000 and $118,000 for the three and nine months ended September 30, 2003, respectively, including revenues of approximately $710,000 and $2,075,000, respectively.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the four properties foreclosed on in 2002 are reflected in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003. The results of operations for the four properties foreclosed on in November 2003 are included in the three and nine months ended September 30, 2004.

Prior to the acquisition of the four remaining properties held by CCEP at a foreclosure sale in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,144,000 at December 31, 2002. This amount represented the fair market value of the remaining properties held by CCEP at December 31, 2002, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,322,000 for the nine months ended September 30, 2003. Interest income was recognized on the cash basis as required by SFAS 114.

During the nine months ended September 30, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the nine months ended September 30, 2003, the Partnership received approximately $15,000 from escrows released by the mortgage lender of Society Park which was sold during 2002 as principal payments on the Master Loan from CCEP. No advances were made by the Partnership to CCEP on the Master Loan during the nine months ended September 30, 2003 or 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $926,000 and $695,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $872,000 and $375,000 for the nine months ended September 30, 2004 and 2003, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $328,000 and $36,000 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, approximately $55,000 of these fees remain unpaid and are included in due to affiliates. The construction management fees are calculated based on a percentage of current year additions to investment properties.

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note E"), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the nine months ended September 30, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the nine months ended September 30, 2003. This advance was repaid in full prior to September 30, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2003. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $290,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships


                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage    September 30, 2004
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
                                                                          $1,067

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2004, the Partnership recognized approximately $75,000 in equity in income from investment primarily related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the nine months ended September 30, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,013,000 of the distributions received during the nine months ended September 30, 2003 related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in (loss) income from discontinued operations for the three months ended September 30, 2003 are results of the property's operations of approximately $38,000, including revenues of approximately $369,000 during the three months ended September 30, 2003. Included in (loss) income from discontinued operations for the nine months ended September 30, 2004 and 2003 are results of the property's operations of approximately $(672,000) and $73,000, respectively, including revenues of approximately $339,000 and $1,057,000, respectively.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in
(loss) income from discontinued operations for the three months ended September 30, 2004 and 2003 are results of the property's operations of approximately
$(13,000) and $12,000, respectively, including revenues of approximately $341,000 during the three months ended September 30, 2003. There were no revenues included in loss from discontinued operations during the three months ended September 30, 2004. Included in (loss) income from discontinued operations for the nine months ended September 30, 2004 and 2003 are results of the property's operations of approximately $(441,000) and $45,000, respectively, including revenues of approximately $704,000 and $1,018,000, respectively.

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

Segment information for the three and nine months ended September 30, 2004 and 2003 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.


      For the three months ended
          September 30, 2004           Residential  Commercial    Other      Totals
Rental income                            $ 5,278       $ 362       $ --     $ 5,640
Other income                                 457           46         1         504
Casualty loss                               (427)          --        --        (427)
Interest expense                           1,099           56         2       1,157
Depreciation                               1,233           85        --       1,318
General and administrative expenses           --           --       225         225
Loss from discontinued operations            (13)          --        --         (13)
Segment loss                                (126)         (79)     (226)       (431)


      For the nine months ended
         September 30, 2004            Residential  Commercial    Other      Totals
Rental income                            $15,224      $ 1,073      $ --     $16,297
Other income                               1,453           98          3      1,554
Casualty loss                               (453)          --         --       (453)
Interest expense                           3,292          167          6      3,465
Depreciation                               3,773          216         --      3,989
General and administrative expense            --           --        710        710
Gain on sale of investment                 1,716           --         --      1,716
Loss from discontinued operations         (1,113)          --         --     (1,113)
Gain on foreclosure of real estate           156           --         --        156
Equity in income from investment              --           --         75         75
Segment profit (loss)                      1,121         (418)      (638)        65
Total assets                              90,319        1,710      1,167     93,196
Capital expenditures                       3,423          715         --      4,138


     For the three months ended
         September 30, 2003            Residential  Commercial    Other      Totals
             (Restated)
Rental income                            $ 3,331       $ 295       $ --      $ 3,626
Other income                                 262           32         --         294
Interest expense                             713           57         --         770
Depreciation                                 812           43         --         855
General and administrative expense            --           --        211         211
Income from discontinued
  operations                                  50           --         --          50
Equity in income of investment                --           --        748         748
Segment profit (loss)                        601          (97)       537       1,041


      For the nine months ended
         September 30, 2003            Residential  Commercial    Other      Totals
             (Restated)
Rental income                            $ 9,722       $ 796       $ --     $10,518
Other income                                 777           88         --        865
Casualty gain                                 25           --         --         25
Interest expense                           2,165          169         --      2,334
Depreciation                               2,570          127         --      2,697
General and administrative expense            --           --        738        738
Income from discontinued
  operations                                 118           --         --        118
Equity in income of investment                --           --      1,098      1,098
Segment profit (loss)                      1,229         (403)       360      1,186
Total assets                              63,327          956     15,646     79,929
Capital expenditures                       1,064           79         --      1,143

Note G - Casualty Gains and Losses

During the nine months ended September 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds.

During the three months ended September 30, 2004, there was a casualty loss of approximately $200,000 recorded at Indian Creek Village Apartments related to a fire that damaged nine units. This loss was the result of the write off of net fixed assets of approximately $442,000, net of the receipt of insurance proceeds of approximately $242,000.

During the three months ended September 30, 2004, there was a casualty loss of approximately $51,000 recorded at Palm Lake Apartments related to damages to the property caused by Hurricane Frances. This loss was the result of the write off of net fixed assets of approximately $51,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $6,000 in clean up costs related to this hurricane.

During the three months ended September 30, 2004, there was a casualty loss of approximately $34,000 recorded at The Dunes Apartments related to damages to the property caused by Hurricane Frances. This loss was the result of the write off of net fixed assets of approximately $34,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $4,000 in clean up costs related to this hurricane.

During the three months ended September 30, 2004, there was a casualty loss of approximately $103,000 recorded at Regency Oaks Apartments related to damages to the property caused by Hurricane Frances. This loss was the result of the write off of net fixed assets of approximately $103,000. No insurance proceeds are anticipated to cover this loss. In addition, the property incurred approximately $19,000 in clean up costs related to this hurricane.

During the three months ended September 30, 2004, there was a casualty loss of approximately $39,000 recorded at Regency Oaks Apartments related to damages to the property caused by Hurricane Charlie. This loss was the result of the write off of net fixed assets of approximately $175,000, net of estimated insurance proceeds of approximately $136,000. In addition, the property incurred approximately $63,000 in clean up costs related to this hurricane.

During the nine months ended September 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of net fixed assets of approximately $48,000.

During the nine months ended September 30, 2003, there was a casualty loss of approximately $7,000 recorded at Tates Creek Village Apartments related to an ice storm which resulted in major landscaping damage which is included in (loss) income from discontinued operations. The loss was the result of the receipt of insurance proceeds of approximately $39,000, net of the write off of undepreciated fixed assets of approximately $46,000.

Note H - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note I - Subsequent Event

Subsequent to September 30, 2004, the General Partner advanced the Partnership approximately $750,000 to fund redevelopment costs at The Sterling and The Knolls Apartments and hurricane damage related expenditures at Palm Lake Apartments and Regency Oaks Apartments.

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

The Partnership's investment properties consist of eight properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Loft Apartments (3)                       86%        82%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  93%        93%
      The Sterling Commerce Center (1)              79%        55%
        Philadelphia, Pennsylvania
      The Knolls Apartments                         84%        84%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (2)           88%        91%
         Overland Park, Kansas
      Plantation Gardens Apartments                 91%        92%
         Plantation, Florida
      Palm Lake Apartments                          93%        93%
         Tampa, Florida
      The Dunes Apartments (3)                      94%        91%
         Indian Harbor, Florida
      Regency Oaks Apartments                       93%        95%
         Fern Park, Florida

(1) The General Partner attributes the low occupancy in 2003 at The Sterling Commerce Center to the loss of a major tenant in late December 2001. During the fourth quarter of 2003, a new tenant signed a lease and occupied a large portion of the vacant space.

(2) The General Partner attributes the decrease in occupancy at Indian Creek Village to the competitive market of the apartment industry in the property's location.

(3) The General Partner attributes the increase in occupancy at The Loft Apartments and The Dunes Apartments to an increase in marketing outreach and promotions.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net (loss) income for the three and nine months ended September 30, 2004 was approximately ($431,000) and $65,000 compared to net income of approximately $1,041,000 and $1,186,000 for the corresponding periods in 2003. The decrease in net income for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 is due to the increase in loss from continuing operations and a decrease in equity in income from investment, partially offset by the sale of Silverado and Tates Creek Apartments during the nine months ended September 30, 2004 and a gain on foreclosure of real estate recorded in 2004 as discussed below.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties during the nine months ended September 30, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $118,000 for the nine months ended September 30, 2003, including revenues of approximately $2,075,000. For the three months ended September 30, 2003 income from discontinued operations was approximately $50,000, including revenues of approximately $710,000.

The decrease in equity in income from investment for the three and nine months ended September 30, 2004 is due to a decrease in the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the three and nine months ended September 30, 2004. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed below. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2004, the Partnership recognized approximately $75,000 in equity in income from investment primarily related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the nine months ended September 30, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,013,000 of the distribution related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

The Partnership recognized a loss from continuing operations for the three and nine months ended September 30, 2004 of approximately $418,000 and $769,000 compared to income (loss) of approximately $243,000 and $(30,000) for the corresponding periods in 2003. The increase in loss from continuing operations for the three and nine months ended September 30, 2004, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses and total revenues is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments) during November 2003. These properties were acquired at a foreclosure sale due to CCEP's inability to repay the Master Loan to the Partnership and accrued interest. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. The foreclosure process on the above four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003. During the nine months ended September 30, 2004 the Partnership recognized a gain on foreclosure of real estate of approximately $156,000. The gain on the foreclosure was primarily the result of CCEP's remaining funds being sent to the Partnership. The remaining funds were primarily a refund of reimbursement of accountable administrative expenses from an affiliate of the General Partner.

For the three and nine months ended September 30, 2004, the four properties foreclosed in 2003 had losses of approximately $258,000 and $73,000, respectively, which includes revenues of approximately $1,941,000 and $6,055,000, respectively. Excluding the operations of the properties foreclosed in 2003, the Partnership's net loss from continuing operations, including equity income from investment, for the three and nine months ended September 30, 2004 was approximately $160,000 and $621,000 compared to net income from continuing operations, including equity income from investment, for the three and nine months ended September 30, 2003 of approximately $991,000 and 1,068,000, respectively. The increase in net loss from continuing operations for the three and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses, exclusive of the properties foreclosed in 2003, increased during the nine months ended September 30, 2004 primarily due to increases in operating, property tax and depreciation expenses and casualty losses as discussed below, partially offset by decreases in interest and general and administrative expenses. Total expenses increased for the three months ended September 30, 2004 due to increases in operating, property tax, depreciation and general and administrative expenses, partially offset by reduced interest expense. Operating expenses increased during the three and nine months ended September 30, 2004 primarily due to an increase in property and maintenance expenses. Property expenses increased primarily due to an increase in utility expenses at The Sterling Commerce Center, The Sterling Apartment Homes, The Knolls Apartments and Indian Creek Village Apartments and an increase in salaries and other related benefits at The Knolls and The Lofts Apartments and The Sterling Commerce Center. Maintenance expenses increased primarily due to increased contract service costs and water damage repairs at The Knolls Apartments. Property tax expense increased for both periods primarily due to a prior year tax adjustment recorded during 2003 at Indian Creek Village Apartments. Depreciation expense increased for both periods due to fixed asset additions being placed into service during the past year at The Sterling Commerce Center and Indian Creek Village Apartments partially offset by assets becoming fully depreciated at The Sterling Apartment Homes. Interest expense decreased for both periods due to principal payments made on the mortgage notes encumbering the Partnership's properties.

During the three months ended September 30, 2004, there was a casualty loss of approximately $200,000 recorded at Indian Creek Village Apartments related to a fire that damaged nine units. This loss was the result of the write off of net fixed assets of approximately $442,000, net of the receipt of insurance proceeds of approximately $242,000.

During the nine months ended September 30, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of net fixed assets of approximately $48,000.

General and administrative expenses decreased for the nine months ended September 30, 2004 primarily due to the timing of the payment of a business privilege tax paid to the city of Philadelphia during the nine months ended September 30, 2003 and reduced legal fees associated with the foreclosures of the properties held by CCEP during 2003 partially offset by increases in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. General and administrative expenses increased for the three months ended September 30, 2004 primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and legal fees paid in 2004 associated with the foreclosures of the properties held by CCEP during 2003, partially offset by the timing of the payment of a business privilege tax paid to the city of Philadelphia during the nine months ended September 30, 2003. Also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three and nine months ended September 30, 2004 due to an increase in rental revenue. Rental revenue increased for both periods due to increases in occupancy at The Sterling Commerce Center, and The Loft and The Dunes Apartments and increased average rental rates at The Sterling
Apartments, partially offset by reduced occupancy at Indian Creek Village, Plantation Gardens and Regency Oaks Apartments and reduced average rental rates at The Loft Apartments, The Sterling, Commerce Center, The Knolls Apartments and Indian Creek Village Apartments.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $752,000 compared to approximately $1,504,000 at September 30, 2003. Cash and cash equivalents decreased approximately $1,665,000 since December 31, 2003 due to approximately $13,996,000 of cash used in financing activities, partially offset by approximately $9,802,000 and $2,529,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, repayment of the mortgage notes payable as a result of the sale of Silverado and Tates Creek Village Apartments, prepayment penalties paid, distributions to partners and lease commissions paid. Cash provided by investing activities consisted of proceeds from the sale of Silverado and Tates Creek Village Apartments, insurance proceeds received, receipts on the Master Loan and net receipts from restricted escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

The Loft Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $113,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering replacements and fitness equipment upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2004, the Partnership completed approximately $1,916,000 of capital improvements at The Sterling Apartment Homes and Commerce Center, consisting primarily of costs of a redevelopment project at The Sterling Apartment Homes, tenant improvements, structural upgrades, floor covering replacements, interior decorating and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,234,000 in capital improvements during the remainder of 2004. The redevelopment project began during the three months ended September 30, 2004 and is scheduled to be completed during 2006. The project budget is approximately $23,487,000. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and loans from the General Partner. During the three months ended September 30, 2004 approximately $971,000 of redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $698,000 of capital improvements at The Knolls Apartments consisting primarily of costs of a redevelopment project, floor covering and appliance replacements, and swimming pool decking replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $1,675,000 in capital improvements during the remainder of 2004 primarily on the redevelopment project costs. The redevelopment project began during the third quarter of 2004 and is scheduled to be completed in 2006. The total project budget is approximately $6,913,000. The Partnership plans to fund these redevelopment expenditures from operating cash flow, Partnership reserves and loans from the General Partner. During the three months ended September 30, 2004 approximately $506,000 in redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $204,000 of capital improvements at Indian Creek Village Apartments consisting primarily of costs related to the reconstruction of nine units damaged by fire, floor covering replacements and parking lot resurfacing. These improvements were funded from insurance proceeds and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $526,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $155,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements and parking area resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $318,000 of capital improvements at Palm Lake Apartments consisting primarily of reconstruction of damages to the property caused by Hurricane Frances, roof replacement, structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $80,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements. This property was also damaged by Hurricane Frances and reconstruction costs will be incurred during the remainder of 2004. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $88,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $618,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, parking area resurfacing, major landscaping, clubhouse renovations, structural improvements and reconstruction of damages to the property caused by a fire and damages caused by Hurricane Charlie. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $67,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Silverado Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $8,000 of capital improvements at Silverado Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on March 31, 2004.

Tates Creek Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $28,000 of capital improvements at Tates Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on June 28, 2004.

The additional capital improvements at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves, with the exception of the redevelopment projects at The Sterling and The Knolls Apartments which will also be funded by loans from the General Partner. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $66,258,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $31,040,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended    Per Limited    Nine Months Ended   Per Limited
                     September 30,      Partnership      September 30,     Partnership
                          2004             Unit              2003              Unit
Operations               $   39           $ 0.20            $1,793             $ 8.92
Sale (1)                     --               --             1,631               8.19
Sale (2)                  4,093            20.56                --                 --
                         $4,132           $20.76            $3,424             $17.11

(1) From the sale of Society Park Apartments owned by CCEP and received as a principal payment on the Master Loan.

(2) From the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village in June 2004.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. Given the extent of the redevelopment projects planned at The Sterling and The Knolls Apartments it is not anticipated that the Partnership will make distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 138,849.70 limited partnership units (the "Units") in the Partnership representing 69.76% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 8, 2004, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $252.29. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.76% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2004, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2004.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 7.87%
                                              (in thousands)

                               2004            $    398
                               2005               5,604
                               2006               1,750
                               2007               1,887
                               2008              21,900
                            Thereafter           32,984
                              Total            $ 64,523


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

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     Exhibits

            See Exhibit Index Attached.

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

                                 Date:    November 12, 2004

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

      10.32 Form of Certificate of Sale as to Property "4" pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003.*

      10.33 Purchase and Sale contract between Consolidated Capital Equity Partner, LP, a California limited partnership and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 8, 2003 filed as exhibit 10.33 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

      10.34 Assignment of purchase and sale contract between Consolidated Capital Equity Partners, LP, a California limited partnership and CCIP Silverado, LP, a Delaware limited partnership dated December 8, 2003 filed as exhibit 10.34 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

      10.35 Reinstatement and first amendment to purchase and sale contract by and between CCIP Silverado, LP, a Delaware limited partnership, assignee of Consolidated Capital Equity Partners, LP, a California limited liability partnership, and Cash Investments of El Paso, LLC, a Texas limited liability company and EPT San Mateo Apartments, LP, a Texas limited liability partnership, assignee of original purchaser dated February 6, 2004 filed as exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

      10.36 Purchase and Sale contract between CCIP Tates Creek Village, LLC, a Delaware limited liability company and Tates Creek Investments, LLC, a Michigan limited liability company dated April 13, 2004 for the sale of Tates Creek Village Apartments filed as exhibit 10.36 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

      10.37 Amendment of purchase and sale contract between CCIP Tates Creek Village, LLC and Tates Creek Investments, LLC, dated May 27, 2004 filed as exhibit 10.37 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

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

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *Filed as exhibits 10.28 through 10.32 in the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 2003 incorporated herein by reference.

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

Date: November 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief executive officer of the
                                    Partnership

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

Date: November 12, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.