Form 10-K
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-03-31
CIK 352983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership advanced a total of approximately $180,500,000 under the Master Loan (as defined in "Status of the Master Loan"), which was secured by 18 apartment complexes and 4 office complexes. In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties.

As a result of the foregoing, at December 31, 2004, the Partnership owned seven apartment properties one each in North Carolina, Colorado and Kansas, four in Florida and one multiple-use complex in Pennsylvania. See "Item 2. Properties" below.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Segments

Segment data for the years ended December 31, 2004, 2003 and 2002 is included in "Item 8. Financial Statements - Note M" and is an integral part of the Form 10-K.

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

Under the terms of the New Master Loan Agreement (as adopted in November 1990), interest accrued at a fluctuating rate per annum adjusted annually on July 15 by the percentage change in the U.S. Department of Commerce Implicit Price Deflator for the Gross National Product subject to an interest rate ceiling of 12.5%. Interest payments were payable quarterly in an amount equal to "Excess Cash Flow". If such Excess Cash Flow payments were less than the current accrued interest during the quarterly period, the unpaid interest was added to principal, compounded annually, and was payable at the loan's maturity. If such Excess Cash Flow payments were greater than the current accrued interest, the excess amount was applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP's properties were paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the loan. The General Partner decided to foreclose on the properties that collateralize the Master Loan. During the year ended December 31, 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one property held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000. This amount represented the estimated fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,520,000 for the year ended December 31, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership when the properties were foreclosed on during 2003 and 2002.

Item 2.  Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2004:

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

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2004.

                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

The Loft Apartments      $  7,826      $ 5,045     5-30 yrs    S/L      $ 4,233
The Sterling Apartment
  Homes and Commerce
  Center                   39,715       19,022     5-30 yrs    S/L       24,742
The Knolls                 17,909        1,128     5-30 yrs    S/L       16,082
Indian Creek Village       12,167          850     5-30 yrs    S/L       11,535
Plantation Gardens         19,494          733     5-30 yrs    S/L       18,671
Palm Lake                   4,752          202     5-30 yrs    S/L        4,554
The Dunes                   6,998          358     5-30 yrs    S/L        6,692
Regency Oaks                9,769          499     5-30 yrs    S/L        9,419
                         $118,630      $27,837                          $95,928

See  "Note A" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2004.

                        Principal                                          Principal
                        Balance At                                         Balance
                        December 31,     Interest       Period   Maturity    Due At
       Property            2004          Rate (2)     Amortized   Date    Maturity (1)
                      (in thousands)                                    (in thousands)
The Loft Apartments
  1st mortgage           $  3,983          6.95%    360 months   12/01/05    $  3,903

The Sterling Apartment
  Homes and Commerce
  Center
  1st mortgage             21,340          6.77%    120 months   10/01/08      19,975

The Knolls
  Apartments
  1st mortgage              8,908          7.78%    240 months   03/01/10       7,105

Indian Creek Village
  Apartments
  1st mortgage              7,877          7.83%    240 months   01/01/10       6,351

Plantation Gardens
  Apartments
  1st mortgage              8,733          7.83%    240 months   03/01/10       6,972

Palm Lake Apartments
  1st mortgage              2,695          7.86%    240 months   02/01/10       2,158

The Dunes Apartments
  1st mortgage              3,698          7.81%    240 months   02/01/10       2,960

Regency Oaks
Apartments
  1st mortgage              6,866          7.80%    240 months   02/01/10       5,494

                         $ 64,100
Unamortized mortgage
 premiums                   1,668
                         $ 65,768                                           $ 54,918

(1) See "Item 8. Financial Statements and Supplementary Data - Note D" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)   Fixed rate mortgages

The General Partner plans to refinance the mortgage on The Loft Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                               Average Annual            Average
                                                Rental Rates            Occupancy
 Property                                    2004          2003       2004    2003

 The Loft Apartments                     $ 7,629/unit  $ 7,663/unit   87%     85%
 The Sterling Apartment Homes             16,982/unit   16,672/unit   93%     94%
 The Sterling Commerce Center              16.02/s.f.    17.90/s.f.   79%     57%
 The Knolls Apartments                     7,051/unit    7,539/unit   86%     81%
 Indian Creek Village Apartments           7,743/unit    7,974/unit   89%     91%
 Plantation Gardens Apartments             9,163/unit    9,198/unit   93%     91%
 Palm Lake Apartments                      7,740/unit    7,699/unit   93%     94%
 The Dunes Apartments                      7,316/unit    7,202/unit   94%     92%
 Regency Oaks Apartments                   7,000/unit    6,728/unit   94%     95%

The General Partner attributes the increase in occupancy at The Knolls Apartments to a reduction in average rental rates and increased marketing efforts.

The General Partner attributes the increase in occupancy at The Sterling Commerce Center to the leasing during the fourth quarter of 2003 of a portion of the space vacated in 2001 by the anchor tenant at the property.

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

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2005 through the maturities of the current leases.

                  Number of                                          % of Gross
                 Expirations      Square Feet       Annual Rent     Annual Rent

  2005               2               3,160           $ 69,603          6.24%
  2006               6              21,908            333,843         29.94%
  2007               3               7,347            219,156         19.65%
  2008               3               4,059             86,450          7.75%
  2010               3              28,094            299,870         26.89%
  2011               1               8,752            106,200          9.53%

One commercial tenant (The Deveraux Foundation) leases 22.6% of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for each property were:

                                         Billing         Rate
                                      (in thousands)
The Loft Apartments                        $ 92           1.04%
The Sterling Apartment Homes and
  Commerce Center                           744           8.87%
The Knolls Apartments                        53           5.91%
Indian Creek Village Apartments*            119           9.93%
Plantation Gardens Apartments*              351           2.25%
Palm Lake Apartments                        103           2.23%
The Dunes Apartments*                       129           2.30%
Regency Oaks Apartments                     165           1.84%

*The Partnership is currently appealing the assessed values of the properties.

Capital Improvements:

The Loft Apartments

During the year ended December 31, 2004, the Partnership completed approximately $151,000 of capital improvements at The Loft Apartments, consisting primarily of floor covering, air conditioning unit and roof replacements and fitness equipment upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2004, the Partnership completed approximately $3,288,000 of capital improvements at The Sterling Apartment Homes and Commerce Center consisting primarily of costs of a redevelopment project at The Sterling Apartment Homes, tenant improvements, structural upgrades, floor covering replacements, interior decorating, elevator improvements and heating upgrades. These improvements were funded from operating cash flow, advances from the General Partner and replacement reserves. The Partnership regularly evaluates the capital improvements needs of the property. Certain routine capital expenditures are anticipated during 2005. The redevelopment project which began in 2004 is scheduled to be completed during 2007. The project budget is approximately $23,487,000. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. During the year ended December 31, 2004 approximately $2,272,000 of redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2004, the Partnership completed approximately $2,363,000 of capital improvements at The Knolls Apartments consisting primarily of costs of a redevelopment project, floor covering and appliance replacements, parking area improvements and swimming pool decking replacement. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. The redevelopment project which began in 2004 is scheduled to be completed during 2005. The project budget is approximately $6,878,000. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. During the year ended December 31, 2004 approximately $2,104,000 of redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $260,000 of capital improvements at Indian Creek Village Apartments consisting primarily of costs related to the reconstruction of nine units damaged by a fire, wood siding replacement, exterior painting, floor covering replacements and parking lot resurfacing. These improvements were funded from insurance proceeds, advances from the General Partner and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements or replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the year ended December 31, 2004, the Partnership completed approximately $213,000 of capital improvements at Plantation Gardens Apartments, consisting primarily of floor covering and appliance replacements and parking area resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvements needs of the property. While the Partnership has no material commitments for property improvements or replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the year ended December 31, 2004, the Partnership completed approximately $388,000 of capital improvements at Palm Lake Apartments consisting primarily of roof replacement, structural improvements, parking area resurfacing, wood siding and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements or replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the year ended December 31, 2004, the Partnership completed approximately $155,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements, swimming pool decking replacement, and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements or replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2004, the Partnership completed approximately $1,076,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit, roof and appliance replacements, parking area resurfacing, major landscaping, clubhouse renovations, structural improvements and reconstruction of damages to the property caused by a fire and damages caused by Hurricanes Charlie and Frances. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements or replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Silverado Apartments

During the year ended December 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Silverado Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on March 31, 2004.

Tates Creek Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $28,000 of capital improvements at Tates Creek Village Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on June 28, 2004.

Capital improvements at the Partnership's properties will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000. The Partnership currently has 8,883 holders of record owning an aggregate of 199,043.2 Units. Affiliates of the General Partner owned 145,195.60 units or 72.95% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002, 2003 and 2004:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/02 - 12/31/02            $ 3,572 (1)            $ 17.79

       01/01/03 - 12/31/03              3,424 (2)               17.11

       01/01/04 - 12/31/04              4,132 (3)               20.76

(1)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(2)   Consists  of   approximately   $1,793,000  of  cash  from  operations  and
      approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

(3)   Consists   of   approximately   $39,000  of  cash  from   operations   and
      approximately $4,093,000 of cash from sales proceeds from the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to planned capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 145,195.60 Units in the Partnership representing 72.95% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 72.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

                                            FOR THE YEARS ENDED DECEMBER 31,
                                2004        2003         2002         2001         2000
STATEMENTS OF OPERATIONS                 (Restated)   (Restated)
                                          (in thousands, except per unit data)

Total revenues               $   24,123 $   15,817   $   13,556   $   15,484   $   14,193
Total expenses                  (23,931)   (15,978)     (12,360)     (11,582)     (10,823)

Reduction in provision
 for impairment loss                 --         --           --        3,176       14,241
Income (loss) from
continuing
 operations                         192       (161)       1,196        7,078       17,611
(Loss) income from
discontinued
  operations                      (1,113)      227          291           --           --

Gain on sale of discontinued
  operations                      1,716         --           --           --           --
Gain on foreclosure of
 real estate                        156        839        1,831           --           --
Equity in income of investment      558      1,146           --           --           --
Net income                   $    1,509 $    2,051   $    3,318   $    7,078   $   17,611
Net income per Limited
  Partnership Unit           $     7.51 $    10.20   $    16.50   $    35.20   $    87.59


Distributions per Limited
  Partnership Unit           $    20.76 $    17.11   $    17.79   $    78.83   $   240.55
Limited Partnership Units
  outstanding                 199,043.2  199,043.2    199,043.2    199,045.2    199,045.2


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2004          2003         2002         2001         2000

                                                  (in thousands)

Total assets              $ 96,104      $105,398     $ 83,331     $ 56,089      $ 65,383

Mortgage notes payable    $ 65,768      $ 75,195     $ 52,649     $ 26,457      $ 26,762

The   comparability  of  the  information  above  has  been  affected  by  the foreclosure of the eight CCEP properties. See "Item 1. Description of Business" for further information.

In addition, as a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties on March 31, 2004 and June 28, 2004, respectively, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the information above for the years ending December 2003 and 2002 has been restated to reflect the operations of Silverado and Tates Creek Village Apartments as (loss) income from discontinued operations. These two properties were acquired by the Partnership during 2002, so the information for the years ended December 31, 2001 and 2000 was not impacted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

Results of Operations

2004 Compared to 2003

The Partnership's net income for the year ended December 31, 2004 was approximately $1,509,000 compared to net income of approximately $2,051,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to an increase in loss from discontinued operations, a decrease in equity in income from investment and a decrease in gain on foreclosure of real estate recorded in 2004 as discussed below, partially offset by the increase in income from continuing operations and a gain on sale of Silverado and Tates Creek Village Apartments during the year ended December 31, 2004 as discussed below.

The decrease in equity in income from investment for the year ended December 31, 2004 is due to a decrease in the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the year ended December 31, 2004. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from Consolidated Capital Equity Properties ("CCEP") as discussed below. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized approximately $558,000 in equity in income from investment primarily related to its allocated share of the gain on sale of three properties in Consolidated Capital Properties IV, an affiliated limited partnership in which the Partnership held a general partner interest. There was no distribution associated with these sales. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the distribution related to the sale of three properties in Consolidated Capital Growth Fund, an affiliated limited partnership in which the Partnership held a general partner interest. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $162,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004.

As a result  of the  sales of  Silverado  Apartments  and  Tates  Creek  Village
Apartments to third parties during the year ended December 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations, at "Item 8. Financial Statements and Supplementary Data", for the years ended December 31, 2003 and 2002 have been restated as of January 1, 2002 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $227,000 and $291,000 for the years ended December 31, 2003 and 2002, including revenues of approximately $2,790,000 and $1,090,000, respectively.

The Partnership recognized income from continuing operations for the year ended December 31, 2004 of approximately $192,000 compared to a loss from continuing operations of approximately $161,000 for the corresponding period in 2003. The increase in income from continuing operations for the year ended December 31, 2004, is due to an increase in total revenues partially offset by an increase in total expenses. The increases in total revenues and total expenses is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments) during November 2003. These properties were acquired at a foreclosure sale due to CCEP's inability to repay the Master Loan to the Partnership and accrued interest. The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. The foreclosure process on the above four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003. During the year ended December 31, 2004 the Partnership recognized a gain on foreclosure of real estate of approximately $156,000. The gain on the foreclosure was primarily the result of CCEP's remaining funds being sent to the Partnership as a final payment on the Master Loan. CCEP's remaining funds were primarily a refund of reimbursement of accountable administrative expenses from an affiliate of the General Partner. During the year ended December 31, 2003 the Partnership recognized a gain on foreclosure of approximately $839,000 which was the excess of the actual fair market value of the properties at the time of the foreclosure sale over the value of the Master Loan balance collateralized by the properties.

For the year ended December 31, 2004, the four properties foreclosed in 2003 had income of approximately $188,000, which includes revenues of approximately $8,587,000 compared to income of approximately $107,000, which includes revenues of approximately $683,000, for the corresponding period of 2003. Excluding the operations of the properties foreclosed in 2003, the Partnership's net income from continuing operations, including equity income from investment, for the year ended December 31, 2004 was approximately $562,000 compared to net income from continuing operations, including equity income from investment, for the year ended December 31, 2003 of approximately $878,000. The decrease in net income from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to a decrease in equity income from investment, as discussed above, and an increase in total expenses partially offset by an increase in total revenues.

Total expenses, exclusive of the properties foreclosed in 2003, increased during the year ended December 31, 2004 primarily due to an increase in operating and property tax expenses, partially offset by decreases in interest, depreciation and general and administrative expenses. Operating expenses increased primarily due to an increase in property expenses. Property expenses increased primarily due to an increase in utility expenses at The Sterling Commerce Center, The Sterling Apartment Homes, The Knolls Apartments and Indian Creek Village Apartments and an increase in salaries and other related benefits at The Knolls, The Loft and Indian Creek Village Apartments and The Sterling Commerce Center. Property tax expense increased primarily due to a prior year tax reduction recorded during 2003 at Indian Creek Village Apartments. Interest expense decreased due to principal payments made on the mortgage notes encumbering the Partnership's properties and a decrease in interest paid for advances from the General Partner. Depreciation expense decreased due to assets becoming fully depreciated at The Sterling Apartment Homes.

General and administrative expenses decreased for the year ended December 31, 2004 primarily due to the timing of the payment of a business privilege tax paid to the city of Philadelphia during the year ended December 31, 2003, and reduced legal fees associated with the foreclosures of the properties held by CCEP during 2003 and a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2004 due to an increase in rental and other income partially offset by a decrease in casualty gain (as discussed below). Rental income increased due to increases in occupancy at The Sterling Commerce Center, The Loft Apartments and The Knolls Apartments and increased average rental rates at The Sterling Apartment Homes, partially offset by reduced average rental rates at The Sterling Commerce Center and The Loft, The Knolls and Indian Creek Village Apartments and reduced occupancy at The Sterling Apartment Homes and Indian Creek Village Apartments.

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

The decrease in gain on foreclosure of real estate and the increase in total expenses is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks
Apartments) during November 2003 and the foreclosure of four properties (Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments) during August 2002 as discussed above. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003 and the third quarter of 2002, respectively.

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

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $955,000 compared to approximately $2,417,000 at December 31, 2003. Cash and cash equivalents decreased approximately $1,462,000 since December 31, 2003 due to approximately $12,029,000 of cash used in financing activities, partially offset by approximately $6,631,000 and $3,936,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, repayment of the mortgage notes payable as a result of the sale of Silverado and Tates Creek Village Apartments, prepayment penalties paid, distributions to partners and lease commissions paid, partially offset by advances from affiliates. Cash provided by investing activities consisted of proceeds from the sale of Silverado and Tates Creek Village Apartments, insurance proceeds received, receipts on the Master Loan and net receipts from restricted escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the years ended December 31, 2003 and 2002, the Partnership received approximately $15,000 and $1,719,000 in principal payments on the Master Loan. Approximately $88,000 was received during the year ended December 31, 2002, representing cash received from distributions from three affiliated partnerships which were required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the years ended December 31, 2003 and 2002 approximately $15,000 and $1,631,000 was received representing proceeds received from the sale of Society Park Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvements needs of all its properties for the upcoming year. Certain routine capital expenditures are anticipated during 2005. In addition, the Partnership has material commitments to complete rehabilitation projects at The Sterling Apartment Homes and The Knolls Apartments. The budget for these two projects for 2005 is approximately $17,016,000. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. It is anticipated that a substantial portion of the costs associated with the redevelopment projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $65,768,000 requires monthly payments of principal and interest, and balloon payments of approximately $3,903,000, $19,975,000 and $31,040,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002, 2003 and 2004 (in thousands, except per unit data):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/02 - 12/31/02            $ 3,572 (1)            $ 17.79

       01/01/03 - 12/31/03              3,424 (2)               17.11

       01/01/04 - 12/31/04              4,132 (3)               20.76

(1)   Consists  of   approximately   $3,098,000  of  cash  from  operations  and
      approximately $474,000 of cash from surplus funds.

(2)   Consists  of   approximately   $1,793,000  of  cash  from  operations  and
      approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

(3)   Consists   of   approximately   $39,000  of  cash  from   operations   and
      approximately $4,093,000 of cash from sales proceeds from the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 145,195.60 limited partnership units (the "Units") in the Partnership representing 72.95% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 72.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the years ended December 31, 2003 and 2002, the Partnership received approximately $15,000 and $1,719,000 in principal payments on the Master Loan. Approximately $88,000 was received during the year ended December 31, 2002, representing cash received from distributions from three affiliated partnerships which were required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the years ended December 31, 2003 and 2002 approximately $15,000 and $1,631,000 was received representing proceeds received from the sale of Society Park Apartments.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2004, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $513,000.

The following table summarizes the Partnership's debt obligations at December 31, 2004. The interest rates represent the weighted-average rates. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $68,183,000.

                      Principal Amount by Expected Maturity

                                              Fixed Rate Debt
                            Long-term         Average Interest
                              Debt               Rate 7.67%
                                               (in thousands)
                              2005                $ 5,579
                              2006                  1,750
                              2007                  1,887
                              2008                 21,900
                              2009                  1,753
                           Thereafter              31,231
                              Total               $64,100

Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Partners' Capital for the Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                  December 31,
                                                                2004          2003
Assets
   Cash and cash equivalents                                   $ 955        $ 2,417
   Receivables and deposits                                      1,155           404
   Restricted escrows                                              662           922
   Other assets                                                    989           999
   Investment in affiliated partnerships (Note I)                1,550           992

   Investment properties (Notes D and F):
      Land                                                      20,365        22,780
      Buildings and related personal property                   98,265       100,078
                                                               118,630       122,858
      Less accumulated depreciation                            (27,837)      (23,194)
                                                                90,793        99,664
                                                              $ 96,104      $105,398
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 1,499        $ 211
   Tenant security deposit liabilities                             825           964
   Accrued property taxes                                          100           564
   Other liabilities                                             1,229         1,499
   Due to affiliates (Note E)                                    2,596           255
   Mortgage notes payable (Note D)                              65,768        75,195
                                                                72,017        78,688
Partners' Capital
   General partner                                                 143           128
   Limited partners (199,043.2 units issued and
      outstanding)                                              23,944        26,582
                                                                24,087        26,710
                                                              $ 96,104      $105,398

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                          Years Ended December 31,
                                                        2004        2003         2002
Revenues:                                                        (Restated)   (Restated)
   Rental income                                    $ 22,035     $ 14,622    $ 12,209
   Interest income on investment in Master
    Loan to affiliate (Note C)                            --           --         386
   Other income                                        2,088        1,170         961
   Casualty gain (Note L)                                 --           25          --
      Total revenues                                  24,123       15,817      13,556

Expenses:
   Operating                                          11,352        6,877       5,173
   General and administrative                            857        1,151         836
   Depreciation                                        5,163        3,674       3,088
   Interest                                            4,630        3,361       2,299
   Property taxes                                      1,662          915         964
   Casualty losses (Note L)                              267           --          --

      Total expenses                                  23,931       15,978      12,360

Income (loss) from continuing operations                 192         (161)      1,196
(Loss) income from discontinued operations
  (Notes A & G)                                       (1,113)         227         291
Gain on sale of discontinued operations (Note G)       1,716           --          --
Gain on foreclosure of real estate (Note C)              156          839       1,831
Equity in income from investment (Note I)                558        1,146          --

Net income (Note B)                                 $  1,509     $  2,051    $  3,318

Net income allocated to general partner (1%)        $     15     $     21    $     33

Net income allocated to limited partners (99%)         1,494        2,030       3,285

                                                    $  1,509     $  2,051    $  3,318

Per limited partnership unit:
Income (loss) from continuing operations            $   0.97     $  (0.80)   $   5.94
(Loss) income from discontinued operations             (5.54)        1.13        1.45
Gain on sale of discontinued operations                 8.54           --          --
Gain on foreclosure of real estate                      0.77         4.17        9.11
Equity in income of investment                          2.77         5.70          --

Net income per limited partnership unit             $   7.51     $  10.20    $  16.50

Distributions per limited partnership unit          $  20.76     $  17.11    $  17.79

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' capital at
   December 31, 2001                   199,045.2         123      28,214      28,337

Abandonment of limited partnership
 units (Note K)                             (2.0)         --          --          --

Distributions to partners                     --         (31)     (3,541)     (3,572)

Net income for the year ended
   December 31, 2002                          --          33       3,285       3,318

Partners' capital at
   December 31, 2002                   199,043.2     $   125    $ 27,958    $ 28,083

Distributions to partners                     --         (18)     (3,406)     (3,424)

Net income for the year ended
 December 31, 2003                            --          21       2,030       2,051

Partners' capital at
 December 31, 2003                     199,043.2         128      26,582      26,710

Distributions to partners                     --          --      (4,132)     (4,132)

Net income for the year ended
 December 31, 2004                            --          15       1,494       1,509

Partners' capital at
 December 31, 2004                     199,043.2     $   143    $ 23,944    $ 24,087

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                            2004        2003       2002
Cash flows from operating activities:
Net income                                                $  1,509   $  2,051   $  3,318
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Gain on foreclosure of real estate                        (156)      (839)    (1,831)
    Depreciation                                             5,300      4,056      3,189
    Amortization of loan costs, lease commissions and
     mortgage premiums                                        (190)       (68)        43
    Equity in income from investment                          (558)    (1,146)        --
    Gain on sale of discontinued operations                 (1,716)        --         --
    Loss on early extinguishment of debt                     1,161         --         --
    Casualty loss (gain)                                       267        (17)        --
    Change in accounts:
         Receivables and deposits                             (539)       347          6
         Other assets                                         (111)       (90)       (24)
         Accounts payable                                     (108)      (146)        50
         Tenant security deposit liabilities                  (139)        (6)        (5)
         Accrued property taxes                               (464)      (328)        88
         Due to affiliates                                     (50)       912         --
         Other liabilities                                    (270)      (106)       593
Net cash provided by operating activities                    3,936      4,620      5,427
Cash flows from investing activities:
    Net proceeds from sale of discontinued operations       12,589         --         --
    Property improvements and replacements                  (6,658)    (1,472)      (582)
    Acquisition costs paid                                      --       (523)        --
    Insurance proceeds received                                284        112         --
    Net receipts from (deposits to) restricted escrows         260        192       (205)
    Receipts on Master Loan                                    156         15      1,719
    Distributions from affiliated partnerships                  --      1,048         24
Net cash provided by (used in) investing activities          6,631       (628)       956
Cash flows from financing activities:
    Distributions to partners                               (4,132)    (3,424)    (3,572)
    Payments on mortgage notes payable                      (1,655)    (1,128)      (558)
    Repayment of mortgage note payable                      (7,099)        --         --
    Prepayment penalties                                    (1,527)        --         --
    Lease commissions paid                                      (7)      (198)        --
    Advances from general partner                            2,391     31,498         --
    Repayment of advances from general partner                  --    (31,498)        --
Net cash used in financing activities                      (12,029)    (4,750)    (4,130)
Net (decrease) increase in cash and cash equivalents        (1,462)      (758)     2,253
Cash and cash equivalents at beginning of year               2,417      3,175        922
Cash and cash equivalents at end of year                  $    955   $  2,417   $  3,175
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $  5,087   $  4,135   $  2,467
Supplemental disclosure of non-cash activity:
     Property improvements and replacements
      in accounts payable                                 $  1,272   $     --   $     --

                See Accompanying Notes to Financial Statements

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

During the year ended December 31, 2002, Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments were foreclosed upon by the Partnership. In connection with the transactions above, the following accounts were adjusted by the non-cash amounts in 2003 and 2002, as follows:


                                             2003                2002

      Receivables and deposits            $   (258)            $  (66)
      Investment in Master Loan
        to affiliates                       14,129             10,567
      Restricted escrows                        --               (517)
      Other assets                            (205)                11
      Investment properties                (38,901)           (38,273)
      Investments in affiliated
        partnerships                            --               (918)
      Accounts payable                         181                 --
      Tenant security deposit
         liabilities                           281                128
      Accrued property taxes                   566                238
      Due to affiliates                       (657)                --
      Other liabilities                        197                212
      Mortgage notes payable                23,828             26,787
      Gain on foreclosure of
        real estate                       $   (839)           $(1,831)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. The Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan.

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

ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, was the sole general partner of CCEP and an affiliate of the Partnership. The General Partners of EP became Limited Partners in CCEP. CHI had full discretion with respect to conducting CCEP's business, including managing CCEP's properties and initiating and approving capital expenditures and asset dispositions and refinancings. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Hence, CEI is now a wholly-owned subsidiary of AIMCO, a publicly held real estate investment trust.

The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. During 2004 the Partnership sold two of its investment properties. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

The Partnership now owns and operates seven apartment properties one each in North Carolina, Colorado and Kansas, four in Florida and one multiple-use complex in Pennsylvania.

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

Reclassifications: Certain reclassifications have been made to the 2002 and 2003 information to conform to the 2004 presentation.

Allocation of Profits, Gains, and Losses: The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,043.2 Units for 2004 and 2003 and 199,045.2 Units for 2002 (see "Note K" for further information).

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $794,000 and $2,246,000 at December 31, 2004 and 2003, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At the time of the 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property. Additionally, monthly deposits are requiredpursuant to the mortgage agreement. At December 31, 2004 and 2003, the balance in this reserve was approximately $103,000 and $159,000, respectively.

In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a replacement reserve fund designated for repairs and replacements at the property. As of December 31, 2004 and 2003, the balance was approximately $264,000 and $470,000, respectively.

At the time of refinancing of The Knolls in September 2000, approximately $505,000 of the proceeds were designated for a replacement reserve fund for certain capital replacements. At December 31, 2004 and 2003 the balance in the replacement reserve fund was approximately $295,000 and $293,000, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs: As of December 31, 2004 and 2003, loan costs of approximately $569,000 for both years less accumulated amortization of approximately $389,000 and $332,000 respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $57,000 for both the years ended December 31, 2004 and 2003 and is included in interest expense. Amortization expense is expected to be approximately $57,000 for 2005, approximately $45,000 for each of the years 2006 and 2007 and approximately $33,000 for 2008.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses. At December 31, 2004 and 2003, capitalized lease commissions totaled approximately $386,000 and $379,000, respectively, with accumulated amortization of approximately $159,000 and $154,000, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment   Properties:   Investment  properties  consist  of  seven  apartment
complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures in 2002 and 2003. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004, 2003 or 2002.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $68,183,000.

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

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note M" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $449,000, $273,000 and $113,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were charged to operating expense and (loss) income from discontinued operations.

Discontinued Operations: As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties during the year ended December 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002 have been restated as of January 1, 2002 to reflect the operations of Silverado Apartments and Tates Creek Village Apartments as income from discontinued operations of approximately $227,000 and $291,000 for the years ended December 31, 2003 and 2002, including revenues of approximately $2,790,000 and $1,090,000, respectively.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    2004          2003        2002

Net income as reported                             $ 1,509       $ 2,051      $ 3,318
Add (deduct):
   Deferred revenue and other liabilities             (450)           67        1,150
   Depreciation differences                            416           306          460
   Accrued expenses                                    (10)           22           (9)
   Interest income                                      --         1,975        3,207
   Differences in valuation allowances                  --            --           --
   Gain on foreclosure                                  --          (839)      (3,243)
   Other                                              (210)          456        1,371

Federal taxable income                             $ 1,255       $ 4,038      $ 6,254
Federal taxable income per
     limited partnership unit                      $  6.24       $ 20.08      $ 31.10

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                December 31,
                                           2004              2003

Net assets as reported                  $ 24,087          $ 26,710
Land and buildings                           508               410
Accumulated depreciation                   4,627             4,050
Syndication fees                          22,500            22,500
Other                                      3,537             4,466
Net assets - Federal tax basis          $ 55,259          $ 58,136

Note C - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners ("CCEP"), a California general partnership. The general partner of CCEP is an affiliate of the General Partner.

The Partnership loaned funds to CCEP subject to a nonrecourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by CCEP.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the four properties foreclosed on in 2002 are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. The results of operations for the four properties foreclosed on in November 2003 are included in the years ended December 31, 2004 and 2003.

The following table sets forth the Partnership's non-cash activities during the years ended December 31, 2004, 2003 and 2002 with respect to the foreclosures of Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments in 2003 and Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments in 2002, respectively:

                                                 2004        2003        2002
Investment properties (a)                        $ --      $ 38,901    $38,273
Investments in affiliated partnerships (b)           --          --        918
Mortgage notes payable (c)                           --    (23,828)    (26,787)
Master loan, net of allowance (d)                    --    (14,129)    (10,567)
Other assets received, net of
  other liabilities assumed                         156       (105)         (6)

Gain on foreclosure of real estate               $ 156       $ 839     $ 1,831

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

(b)   See "Note I".

(c) Amount represents the present value of the mortgages encumbering the investment properties acquired through foreclosure, discounted at a rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the properties acquired.

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

Prior to the acquisition of the four remaining properties held by CCEP at a foreclosure sale in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,144,000 at December 31, 2002. This amount represented the fair market value of the remaining properties held by CCEP at December 31, 2002, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,520,000 and $462,000 for the years ended December 31, 2003 and 2002. Interest income was recognized on the cash basis as required by SFAS 114.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the years ended December 31, 2003 and 2002, the Partnership received approximately $15,000 and $1,719,000 in principal payments on the Master Loan. Approximately $88,000 was received during the year ended December 31, 2002, representing cash received from distributions from three affiliated partnerships which were required to be transferred to the Partnership under the terms of the Master Loan. In addition, during the years ended December 31, 2003 and 2002 approximately $15,000 and $1,631,000 was received representing proceeds received from the sale of Society Park Apartments.

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                          Principal        Monthly                         Principal
                          Balance At       Payment                         Balance
                         December 31,     (including   Interest Maturity    Due At
       Property         2004     2003      interest)     Rate     Date     Maturity
                        (in thousands)  (in thousands)                   (in thousands)
The Loft Apartments
  1st mortgage         $ 3,983  $ 4,064      $ 30       6.95%  12/01/05   $ 3,903
The Sterling Apartment
  Homes and Commerce
  Center
  1st mortgage           21,340   21,654      149       6.77%  10/01/08     19,975
The Knolls Apartments
  1st mortgage            8,908    9,180       81       7.78%  03/01/10      7,105
Indian Creek Village
  Apartments
  1st mortgage            7,877    8,117       72       7.83%  01/01/10      6,351
Plantation Gardens
  Apartments
  1st mortgage            8,733    8,999       80       7.83%  03/01/10      6,972
Palm Lake Apartments
  1st mortgage            2,695    2,777       25       7.86%  02/01/10      2,158
The Dunes Apartments
  1st mortgage            3,698    3,812       34       7.81%  02/01/10      2,960
Regency Oaks
  Apartments
  1st mortgage            6,866    7,078        63      7.80%  02/01/10      5,494
Silverado
Apartments(1)
  1st mortgage               --    3,264       --         --      --            --
Tates Creek Village
 Apartments (1)
  1st mortgage               --    3,909       --         --      --            --
                        $64,100  $72,854
Unamortized mortgage
 loan premium (1)        1,668    2,341
                       $65,768  $75,195      $534                         $54,918

(1) The mortgages and related loan premium for Silverado and Tates Creek Village Apartment were repaid as a result of their sales during the year ended December 31, 2004.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The General Partner plans to refinance the mortgage on The Loft Apartments prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages. The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $1,668,000 is net of accumulated amortization of approximately $421,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                               Mortgage Note

                              2005                $ 5,579
                              2006                  1,750
                              2007                  1,887
                              2008                 21,900
                              2009                  1,753
                           Thereafter              31,231
                              Total               $64,100

Note E - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership was charged by affiliates approximately $1,248,000, $948,000 and $695,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations. At December 31, 2004 approximately $13,000 of these fees remain unpaid and are included in due to affiliate.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $930,000, $717,000 and $454,000 for the years ended December 31, 2004, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $269,000 and $46,000, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $172,000 of these fees remain unpaid and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note N").

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note G"), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $2,391,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2004. Interest was charged at the prime rate plus 2% and amounted to approximately $20,000 for the year ended December 31, 2004. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $2,411,000 and is included in due to affiliates (see "Note J").

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the year ended December 31, 2003. This advance was repaid in full prior to December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2003.

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire the last four properties held by CCEP at a foreclosure sale (See "Note C"). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004, 2003 and 2002 the Partnership was charged by AIMCO and its affiliates approximately $282,000, $212,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 145,195.60 limited partnership units (the "Units") in the Partnership representing 72.95% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 72.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

Investment Properties                                Initial Cost
                                                    To Partnership
                                                    (in thousands)
                                                             Buildings           Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)
The Loft Apartments             $ 3,983         $ 1,053       $ 4,147        $  2,626
The Sterling Apt Homes
 and Commerce Center             21,340           2,567        12,341          24,807
The Knolls Apartments             8,908           4,318        10,682           2,909
Indian Creek Village              7,877           3,975         8,225             (33)
   Apartments
Plantation Gardens
   Apartments                     8,733           4,046        15,217             231
Palm Lake Apartments              2,695             989         3,369             394
The Dunes Apartments              3,698           1,449         5,427             122
Regency Oaks Apartments           6,866           2,024         6,902             843
Total                           $64,100         $20,421       $66,310        $ 31,899


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                     And
                                   Related
                                   Personal              Accumulated     Date    Depreciable
     Description          Land     Property    Total    Depreciation   Acquired  Life-Years
                                                        (in thousands)
The Loft               $   997     $  6,829  $  7,826       $ 5,045    11/19/90     5-30
The Sterling             2,567       37,148    39,715        19,022    12/01/95     5-30
The Knolls               4,318       13,591    17,909         1,128    08/09/02     5-30
Indian Creek Village     3,975        8,192    12,167           850    08/09/02     5-30
Plantation Gardens       4,046       15,448    19,494           733    11/10/03     5-30
Palm Lake                  989        3,763     4,752           202    11/10/03     5-30
The Dunes                1,449        5,549     6,998           358    11/10/03     5-30
Regency Oaks             2,024        7,745     9,769           499    11/10/03     5-30
  Totals               $20,365     $ 98,265  $118,630       $27,837

Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Real Estate
Balance, real estate at beginning of year      $122,858       $82,077
   Acquisition of properties through
     foreclosure                                     --        39,424
   Property improvements and
      replacements                                7,930         1,472
   Sale of investment property                  (11,357)           --
   Disposal of property                            (801)         (115)
Balance, real estate at end of year            $118,630      $122,858

Accumulated Depreciation
Balance at beginning of year                   $ 23,194      $ 19,158
    Additions charged to expense                  5,300         4,056
    Sale of investment property                    (619)           --
    Disposal of property                            (38)          (20)
Balance at end of year                         $ 27,837      $ 23,194

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $119,138,000 and $123,268,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003 is approximately $23,210,000, and $19,144,000, respectively.

Note G - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Included in (loss) income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 are results of the property's operations of approximately $(672,000), $119,000 and $170,000, respectively, including revenues of approximately $339,000, $1,411,000 and $543,000, respectively.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Included in (loss) income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 are results of the property's operations of approximately $(441,000), $108,000 and $121,000, respectively, including revenues of approximately $704,000, $1,379,000 and $547,000, respectively.

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

Rental  income  on  the  commercial   property   leases  is  recognized  by  the
straight-line method over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):
                       Year Ending December 31,
                                 2005            $  1,035
                                 2006                 904
                                 2007                 711
                                 2008                 511
                                 2009                 436
                                 2010                 358
                                 2011                  29
                                                 $  3,984

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note I - Investment in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

                                                                Investment
                                            Ownership          At December 31,
Partnership             Type of Ownership  Percentage        2004            2003
                                                                (in thousands)
Consolidated Capital     Non-controlling
  Growth Fund             General Partner     0.40%          $ 13            $ 14
Consolidated Capital     Non-controlling
  Properties III          General Partner     1.85%             17              30
Consolidated Capital     Non-controlling
  Properties IV           General Partner     1.85%          1,520             948
                                                            $1,550          $ 992

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note C") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized approximately $558,000 in equity in income from investment primarily related to its allocated share of the gain on sale of three properties in Consolidated Capital Properties IV. There was no distribution associated with these sales. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $162,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

At December 31, 2004, the unamortized excess of the Partnership's investment over the historical cost of the underlying net assets of the investees was approximately $6,375,000, which has been attributed to the fair values of the investees underlying properties and is being depreciated over their useful lives. The aggregate market value of the Partnership's investments is approximately $1,170,000 at December 31, 2004.

Note J - Subsequent Event

Subsequent to December 31, 2004, the General Partner advanced the Partnership approximately $1,639,000 to fund redevelopment costs at The Sterling and The Knolls Apartments, hurricane damage related expenditures at Regency Oaks Apartments and operating deficit at The Knolls Apartments.

Note K - Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 2 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2004 or 2003.

Note L - Casualty Gains and Losses

During the year ended December 31, 2004, there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $442,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss is bring recognized for this casualty as it is anticipated that insurance proceeds will cover the damages incurred.

During the year ended December 31, 2004, there was a casualty loss of approximately $25,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, partially offset by insurance proceeds of approximately $54,000.

During the year ended December 31, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Francis and Jeanne. The damages incurred totaled approximately $242,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $242,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes. This loss was the result of the write off of net fixed assets of approximately $242,000. In addition, the property incurred approximately $73,000 in clean up costs related to this hurricane which is included in operating expenses.

During the year ended December 31, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricane Jeanne. The damages incurred totaled approximately $38,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments related to the damages to the property caused by Hurricane Jeanne. This loss was the result of the write off of net fixed assets of approximately $38,000. In addition, the property incurred approximately $16,000 in clean up costs related to Hurricane Francis which is included in operating expenses.

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

Note M - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of seven apartment complexes one each in North Carolina, Colorado and Kansas, four in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

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

Segment information for the years ending December 31, 2004, 2003 and 2002 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

2004                                     Residential  Commercial    Other      Totals

Rental income                              $20,617      $ 1,418      $ --     $22,035
Other income                                 1,947          137          4      2,088
Equity in income of investment                  --           --        558        558
Interest expense                             4,382          222         26      4,630
Depreciation expense                         4,895          268         --      5,163
General and administrative expenses             --           --        857        857
Casualty loss                                 (267)          --         --       (267)
Gain on sale of investment                   1,716           --         --      1,716
Loss from discontinued operations           (1,113)          --         --     (1,113)
Gain on foreclosure of real estate              --           --        156        156
Segment profit (loss)                        2,107         (433)      (165)     1,509
Total assets                                92,833        1,607      1,664     96,104
Capital expenditures for investment
  Properties                                 7,181          749         --      7,930


2003 (Restated)                          Residential  Commercial    Other      Totals

Rental income                              $13,505      $ 1,117      $ --     $14,622
Other income                                 1,053          115          2      1,170
Casualty gain                                   25           --         --         25
Equity in income of investment                  --           --      1,146      1,146
Interest expense                             3,022          225        114      3,361
Depreciation expense                         3,506          168         --      3,674
General and administrative expenses             --           --      1,151      1,151
Income from discontinued operations            227           --         --        227
Gain on foreclosure of real estate              --           --        839        839
Segment profit (loss)                        1,824         (495)       722      2,051
Total assets                               102,425        1,121      1,852    105,398
Capital expenditures for investment
  Properties                                 1,195          277         --      1,472


2002 (Restated)                          Residential  Commercial    Other      Totals

Rental income                              $11,100      $ 1,109      $ --     $12,209
Other income                                   839          118          4        961
Interest expense                             2,071          228         --      2,299
Depreciation expense                         2,911          177         --      3,088
General and administrative expenses             --           --        836        836
Income from discontinued operations            291           --         --        291
Interest income on investment
  In Master Loan                                --           --        386        386
Gain on foreclosure of real estate              --           --      1,831      1,831
Segment profit (loss)                        2,257         (324)     1,385      3,318
Total assets                                65,550          862     16,919     83,331
Capital expenditures for investment
 Properties                                    560           22         --        582

Note N - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $221,000, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $672,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $337,000. The adjustment to management reimbursements was included in general and administrative expenses. There were no material adjustments to management reimbursements during the fourth quarter of 2004.

Note O - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As a previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

Note P - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                    1st        2nd       3rd        4th
2004                              Quarter    Quarter   Quarter    Quarter    Total
Total revenues                     $5,849   $5,858      $6,144    $6,272   $24,123
Total expenses                      5,887    6,171       6,562     5,311    23,931
(Loss) income from continuing
Operations                            (38)    (313)       (418)      961       192
Loss from discontinued operations    (651)    (449)        (13)       --    (1,113)
Gain on sale of investment          1,433      283          --        --     1,716
Gain on foreclosure of real
 estate                                --      156          --        --       156
Equity in income of investment         58       17          --       483       558
Net income (loss)                $    802  $  (306)   $   (431) $  1,444   $ 1,509
Net income (loss) allocated
  to General Partner (1%)        $      8  $    (3)   $     (4) $     14   $    15
Net income (loss) allocated
  to Limited Partners (99%)           794     (303)       (427)    1,430     1,494
                                 $    802  $  (306)   $   (431) $  1,444   $ 1,509
Net income (loss) per limited
  partnership unit               $   3.99  $ (1.52)   $  (2.15) $   7.19   $  7.51
Distributions per limited
  partnership unit               $     --  $  9.13    $  11.63  $     --   $ 20.76



                                    1st       2nd       3rd       4th
2003(Restated)                    Quarter    Quarter  Quarter    Quarter    Total
Total Revenues                   $ 3,698     $3,790   $3,920    $ 4,409    $15,817
Total  expenses                    3,903      3,858    3,677      4,540     15,978
(Loss) income from continuing
operations                          (205)       (68)     243       (131)      (161)
 Income from discontinued
 operations                            32       36         50       109      227
Gain on foreclosure of real
 Estate                                --       --         --       839      839
Equity in income of investment        350       --        748        48    1,146
Net income (loss)                $    177  $   (32)  $  1,041  $    865  $ 2,051
Net income allocated
  to General Partner (1%)        $      2  $    --   $     10  $      9  $    21
Net income (loss) allocated
  to Limited Partners (99%)           175      (32)     1,031       856    2,030
                                 $    177  $   (32)  $  1,041  $    865  $ 2,051
Net income (loss) per limited
  partnership unit               $   0.88  $ (0.16)  $   5.18  $   4.30  $ 10.20
Distributions per limited
  partnership unit               $   9.99  $  1.75   $   5.37  $     --  $ 17.11



                                   1st       2nd        3rd       4th
2002 (Restated)                  Quarter   Quarter    Quarter   Quarter     Total
Total revenues                   $2,929     $3,249    $3,488     $3,890   $13,556
Total expenses                    2,787      2,810     3,078      3,685    12,360
Income from continuing
 operations                         142        439       410        205     1,196
Income from discontinued
 operations                          --         --       166        125       291
Gain on foreclosure of real
 estate                              --         --     1,831         --     1,831
Net income                     $    142   $    439  $  2,407   $    330  $  3,318
Net income allocated
  to General Partner (1%)      $      1   $      4  $     24   $      4  $     33
Net income allocated
  to Limited Partners (99%)         141        435     2,383        326     3,285
                               $    142   $    439  $  2,407   $    330  $  3,318
Net income per limited
  partnership unit             $   0.71   $   2.19  $  11.97   $   1.63  $  16.50
Distributions per limited
  partnership unit             $   2.27   $   4.64  $   4.70   $   6.18  $  17.79


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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.    Other Information

            None.

                                    PART III

      Item 10. Directors, Executive Officers of the General Partner of the
                                   Partnership

The names and ages of, as well as the positions and offices held by, the present officers and directors of ConCap Equities, Inc. ("CEI") the Partnership's General Partner as of December 31, 2004, their ages and the nature of all positions with CEI presently held by them are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

      Name and Address                   Number of Units     Percentage
      AIMCO IPLP, L.P.
      (an affiliate of AIMCO)                50,572.4          25.41%
      Reedy River Properties, L.L.C.
      (an affiliate of AIMCO)                28,832.5          14.49%
      Cooper River Properties, L.L.C.
      (an affiliate of AIMCO)                11,365.6           5.71%
      AIMCO Properties, L.P.
      (an affiliate of AIMCO)                54,425.1          27.34%

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

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2004, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership was charged by affiliates approximately $1,248,000, $948,000 and $695,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expenses and (loss) income from discontinued operations. At December 31, 2004 approximately $13,000 of these fees remain unpaid and are included in due to affiliates.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $930,000, $717,000 and $454,000 for the years ended December 31, 2004, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $269,000 and $46,000, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $172,000 of these fees remain unpaid and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note N").

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note G"), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $2,391,000 for expenses at four of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2004. Interest was charged at the prime rate plus 2% and amounted to approximately $20,000 for the year ended December 31, 2004. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $2,411,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the year ended December 31, 2003. This advance was repaid in full prior to December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2003.

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire that last four properties held by CCEP at a foreclosure sale (see "Item 8. Financial Statements and Supplementary Data - Note C"). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004, 2003 and 2002 the Partnership was charged by AIMCO and its affiliates approximately $282,000, $212,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 145,195.60 limited partnership units (the "Units") in the Partnership representing 72.95% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 72.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2004, 2003 and 2002 are described below.

Audit Fees. Fees for audit services totaled approximately $97,000, $62,000 and $58,000 for 2004, 2003 and 2002, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $13,000, $32,000 and $20,000 for 2004, 2003 and 2002, respectively.

Item 15.    Exhibits, Financial Statement Schedules

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


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive        Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 31, 2005
Stephen B. Waters

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

      10.34 Assignment of purchase and sale contract between Consolidated Capital Equity Partners, LP a California limited partnership and CCIP Silverado, LP, a Delaware limited partnership dated December 8, 2003 filed as exhibit 10.34 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

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


Date: March 31, 2005

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

Date: March 31, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.