Form 10-K/A
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-07-01
CIK 352983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note


Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") is filing this Amendment on Form 10-K (the "Amendment") for the sole purpose of amending the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Filing"). This Amendment adjusts the initial recording in 2002 of an investment in an affiliated partnership and reverses the Partnership's recognition of equity in gains on sale of investment properties in the affiliated partnership recognized by the Partnership in 2003 and 2004. Because of the errors noted above, the Partnership's financial statements showed an understatement of net loss and an overstatement of net income for the years ended December 31, 2004, 2003 and 2002, respectively, and an overstatement of assets and partner's capital as of December 31, 2004 and 2003. These errors have been corrected in the restated financial statements.

Please note that this Amendment restates only those items of the Original Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Therefore, you should read this Amendment together with other documents that we have filed with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

                                     PART I

Item 1.  Description of Business

General

The Partnership was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act. On July 23, 1981, the Partnership registered with the SEC under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units"). The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,296.8 Units for a total purchase price of $1,000,000. The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in "Item 7" of this Form 10-K/A No. 1.

Segments

Segment data for the years ended December 31, 2004, 2003 and 2002 is included in "Item 8. Financial Statements - Note N" and is an integral part of the Form 10-K/A No. 1.

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

See  "Note B" of the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2004.

                         Principal
                        Balance At
                       December 31,                                         Principal
                                                                             Balance
                                         Interest       Period   Maturity    Due At
       Property            2004          Rate (2)     Amortized   Date    Maturity (1)
                      (in thousands)                                    (in thousands)
The Loft Apartments
  1st mortgage           $  3,983          6.95%      360       12/01/05    $  3,903
                                                      months
The Sterling Apartment
  Homes and Commerce
  Center
  1st mortgage             21,340          6.77%      120       10/01/08      19,975
                                                      months
The Knolls
  Apartments
  1st mortgage              8,908          7.78%      240       03/01/10       7,105
                                                      months
Indian Creek Village
  Apartments
  1st mortgage              7,877          7.83%      240       01/01/10       6,351
                                                      months
Plantation Gardens
  Apartments
  1st mortgage              8,733          7.83%      240       03/01/10       6,972
                                                      months
Palm Lake Apartments
  1st mortgage              2,695          7.86%      240       02/01/10       2,158
                                                      months
The Dunes Apartments
  1st mortgage              3,698          7.81%      240       02/01/10       2,960
                                                      months
Regency           Oaks
Apartments
  1st mortgage              6,866          7.80%      240       02/01/10       5,494
                                                      months
                         $ 64,100
Unamortized mortgage
 premiums                   1,668
                         $ 65,768                                           $ 54,918

(1) See "Item 8. Financial Statements and Supplementary Data - Note E" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

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

Item 6.     Selected Financial Data

The following table, as restated (see "Item 8. Financial Statements and Supplementary Data - Note A") sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

                                            FOR THE YEARS ENDED DECEMBER 31,
                                2004        2003         2002         2001         2000
STATEMENTS OF OPERATIONS     (Restated)  (Restated)   (Restated)
                                          (in thousands, except per unit data)

Total revenues               $   24,123 $   15,817   $   13,556   $   15,484   $   14,193
Total expenses                  (23,931)   (15,978)     (12,360)     (11,582)     (10,823)

Reduction in provision
 for impairment loss               --         --           --        3,176       14,241
Income (loss)from
continuing operations              192       (161)       1,196        7,078       17,611
(Loss) income from
discontinued operations         (1,113)       227          291           --           --

Gain on sale of discontinued
  operations                      1,716         --           --           --           --
Gain on foreclosure of
 real estate                        156        839        1,562           --           --
Equity in income  of
investment                           18      1,029           --           --           --
Net income                   $      969 $    1,934   $    3,049   $    7,078   $   17,611
Net income per Limited
  Partnership Unit           $     4.82 $     9.62   $    15.17   $    35.20   $    87.59

Distributions per Limited
  Partnership Unit           $    20.76 $    17.11   $    17.79   $    78.83   $   240.55
Limited Partnership Units
  outstanding                 199,043.2  199,043.2    199,043.2    199,045.2    199,045.2


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2004          2003         2002         2001         2000
                                                  (in thousands)

Total assets              $ 95,178      $105,012     $ 83,062     $ 56,089      $ 65,383

Mortgage notes payable    $ 65,768      $ 75,195     $ 52,649     $ 26,457      $ 26,762

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

Results of Operations

2004 Compared to 2003

The Partnership's net income for the year ended December 31, 2004 was approximately $969,000 compared to net income of approximately $1,934,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to an increase in loss from discontinued operations, a decrease in equity in income from investment and a decrease in gain on foreclosure of real estate recorded in 2004 as discussed below, partially offset by the increase in income from continuing operations and a gain on sale of Silverado and Tates Creek Village Apartments during the year ended December 31, 2004 as discussed below.

The decrease in equity in income from investment for the year ended December 31, 2004 is due to a decrease in the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the year ended December 31, 2004. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from Consolidated Capital Equity Properties ("CCEP") as discussed below. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized approximately $18,000 in equity in income from investment related to its allocated share of the income (loss) for the investments. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the distribution related to the sale of three properties in Consolidated Capital Growth Fund, an affiliated limited partnership in which the Partnership held a special limited partner interest. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $45,000 related to its allocated share of the income
(loss) for the investments.

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

For the year ended December 31, 2004, the four properties foreclosed in 2003 had income of approximately $188,000, which includes revenues of approximately $8,587,000 compared to income of approximately $107,000, which includes revenues of approximately $683,000, for the corresponding period of 2003. Excluding the operations of the properties foreclosed in 2003, the Partnership's net income from continuing operations, including equity income from investment, for the year ended December 31, 2004 was approximately $22,000 compared to net income from continuing operations, including equity income from investment, for the year ended December 31, 2003 of approximately $761,000. The decrease in net income from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to a decrease in equity income from investment, as discussed above, and an increase in total expenses partially offset by an increase in total revenues.

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

2003 Compared to 2002

The Partnership's net income for the year ended December 31, 2003 was approximately $1,934,000 compared to net income of approximately $3,049,000 for the corresponding period in 2002. The decrease in net income for the year ended December 31, 2003 as compared to the year ended December 31, 2002 is primarily due to an increase in total expenses, a decrease in gain on foreclosure of real estate and a decrease in interest payments received and therefore recognized on the Master Loan partially offset by an increase in total revenues and an increase in equity in income of investment. Interest income on investment in Master Loan is only recognized to the extent that actual cash is received. The receipt of cash was dependent on the corresponding cash flow of the properties which secured the Master Loan.

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

The equity in income from investment for the year ended December 31, 2003 is due to the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from CCEP as discussed above. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $1,048,000 and $23,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $45,000 for the year ended December 31, 2003 for its allocated share of the income (loss) for the investments.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2004 and 2003, as restated

      Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002, as restated

      Consolidated Statements of Changes in Partners' Capital for the Years ended December 31, 2004, 2003 and 2002, as restated

      Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002, as restated

      Notes to Consolidated Financial Statements, as restated

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

As discussed in Note A to the consolidated financial statements, in 2005 the management of Consolidated Capital Institutional Properties determined that the initial value assigned in 2002 to a special limited partnership interest in an affiliate was overstated and that the related equity in income from the special limited partnership investment as reported in each of the years ended December 31, 2004, 2003 and 2002 was overstated.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005
Except for Notes A, C, D, J, N, and Q, as to which the date is June 23, 2005

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                           (as restated - see Note A)


                                                                  December 31,
                                                                2004          2003
Assets
   Cash and cash equivalents                                   $ 955        $ 2,417
   Receivables and deposits                                      1,155           404
   Restricted escrows                                              662           922
   Other assets                                                    989           999
   Investment in affiliated partnerships (Note J)                  624           606

   Investment properties (Notes E and G):
      Land                                                      20,365        22,780
      Buildings and related personal property                   98,265       100,078
                                                               118,630       122,858
      Less accumulated depreciation                            (27,837)      (23,194)
                                                                90,793        99,664
                                                              $ 95,178      $105,012
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 1,499        $ 211
   Tenant security deposit liabilities                             825           964
   Accrued property taxes                                          100           564
   Other liabilities                                             1,229         1,499
   Due to affiliates (Note F)                                    2,596           255
   Mortgage notes payable (Note E)                              65,768        75,195
                                                                72,017        78,688
Partners' Capital
   General partner                                                 133           123
   Limited partners (199,043.2 units issued and
      outstanding)                                              23,028        26,201
                                                                23,161        26,324
                                                              $ 95,178      $105,012

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                           (as restated - see Note A)


                                                          Years Ended December 31,
                                                        2004        2003         2002
Revenues:
   Rental income                                    $ 22,035     $ 14,622    $ 12,209
   Interest income on investment in Master
    Loan to affiliate (Note D)                            --           --         386
   Other income                                        2,088        1,170         961
   Casualty gain (Note M)                                 --           25          --
      Total revenues                                  24,123       15,817      13,556

Expenses:
   Operating                                          11,352        6,877       5,173
   General and administrative                            857        1,151         836
   Depreciation                                        5,163        3,674       3,088
   Interest                                            4,630        3,361       2,299
   Property taxes                                      1,662          915         964
   Casualty losses (Note M)                              267           --          --

      Total expenses                                  23,931       15,978      12,360

Income (loss) from continuing operations                 192         (161)      1,196
(Loss) income from discontinued operations
  (Notes B & H)                                       (1,113)         227         291
Gain on sale of discontinued operations (Note H)       1,716           --          --
Gain on foreclosure of real estate (Note D)              156          839       1,562
Equity in income from investment (Note J)                 18        1,029          --

Net income (Note C)                                 $    969     $  1,934    $  3,049

Net income allocated to general partner (1%)        $     10     $     19    $     30

Net income allocated to limited partners (99%)           959        1,915       3,019

                                                    $    969     $  1,934    $  3,049

Per limited partnership unit:
Income (loss) from continuing operations            $   0.97     $  (0.80)   $   5.94
(Loss) income from discontinued operations             (5.54)        1.13        1.45
Gain on sale of discontinued operations                 8.54           --          --
Gain on foreclosure of real estate                      0.77         4.17        7.78
Equity in income of investment                           .08         5.12          --

Net income per limited partnership unit             $   4.82     $   9.62    $  15.17

Distributions per limited partnership unit          $  20.76     $  17.11    $  17.79

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions         200,342.0     $     1    $200,342    $200,343

Partners' capital at
   December 31, 2001                   199,045.2         123      28,214      28,337

Abandonment of limited partnership
 units (Note L)                             (2.0)         --          --          --

Distributions to partners                     --         (31)     (3,541)     (3,572)

Net income for the year ended
   December 31, 2002, as restated             --          30       3,019       3,049

Partners' capital at
   December 31, 2002, as restated      199,043.2     $   122    $ 27,692    $ 27,814

Distributions to partners                     --         (18)     (3,406)     (3,424)

Net income for the year ended
 December 31, 2003, as restated               --          19       1,915       1,934

Partners' capital at
 December 31, 2003, as restated        199,043.2         123      26,201      26,324

Distributions to partners                     --          --      (4,132)     (4,132)

Net income for the year ended
 December 31, 2004, as restated               --          10         959         969

Partners' capital at
 December 31, 2004, as restated        199,043.2     $   133    $ 23,028    $ 23,161

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                           (as restated - see Note A)

                                                             Years Ended December 31,
                                                            2004        2003       2002
Cash flows from operating activities:
Net income                                                $    969   $  1,934   $  3,049
Adjustments to reconcile net income
 to net cash provided by operating activities:
    Gain on foreclosure of real estate                        (156)      (839)    (1,562)
    Depreciation                                             5,300      4,056      3,189
    Amortization of loan costs, lease commissions and
     mortgage premiums                                        (190)       (68)        43
    Equity in income from investment                           (18)    (1,029)        --
    Gain on sale of discontinued operations                 (1,716)        --         --
    Loss on early extinguishment of debt                     1,161         --         --
    Casualty loss (gain)                                       267        (17)        --
    Change in accounts:
         Receivables and deposits                             (539)       347          6
         Other assets                                         (111)       (90)       (24)
         Accounts payable                                     (108)      (146)        50
         Tenant security deposit liabilities                  (139)        (6)        (5)
         Accrued property taxes                               (464)      (328)        88
         Due to affiliates                                     (50)       912         --
         Other liabilities                                    (270)      (106)       593
Net cash provided by operating activities                    3,936      4,620      5,427
Cash flows from investing activities:
    Net proceeds from sale of discontinued operations       12,589         --         --
    Property improvements and replacements                  (6,658)    (1,472)      (582)
    Acquisition costs paid                                      --       (523)        --
    Insurance proceeds received                                284        112         --
    Net receipts from (deposits to) restricted escrows         260        192       (205)
    Receipts on Master Loan                                    156         15      1,719
    Distributions from affiliated partnerships                  --      1,048         24
Net cash provided by (used in) investing activities          6,631       (628)       956
Cash flows from financing activities:
    Distributions to partners                               (4,132)    (3,424)    (3,572)
    Payments on mortgage notes payable                      (1,655)    (1,128)      (558)
    Repayment of mortgage note payable                      (7,099)        --         --
    Prepayment penalties                                    (1,527)        --         --
    Lease commissions paid                                      (7)      (198)        --
    Advances from general partner                            2,391     31,498         --
    Repayment of advances from general partner                  --    (31,498)        --
Net cash used in financing activities                      (12,029)    (4,750)    (4,130)
Net (decrease) increase in cash and cash equivalents        (1,462)      (758)     2,253
Cash and cash equivalents at beginning of year               2,417      3,175        922
Cash and cash equivalents at end of year                  $    955   $  2,417   $  3,175
Supplemental disclosure of cash flow information:
     Cash paid for interest                               $  5,087   $  4,135   $  2,467
Supplemental disclosure of non-cash activity:
     Property improvements and replacements
      in accounts payable                                 $  1,272   $     --   $     --

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

During the year ended December 31, 2002, Silverado, The Knolls, Indian Creek Village, and Tates Creek Village Apartments were foreclosed upon by the Partnership. In connection with the transactions above, the following accounts were adjusted by the non-cash amounts in 2003 and 2002, as follows:


                                             2003                2002

      Receivables and deposits            $   (258)            $  (66)
      Investment in Master Loan
        to affiliates                       14,129             10,567
      Restricted escrows                        --               (517)
      Other assets                            (205)                11
      Investment properties                (38,901)           (38,273)
      Investments in affiliated
        partnerships                            --               (649)
      Accounts payable                         181                 --
      Tenant security deposit
         liabilities                           281                128
      Accrued property taxes                   566                238
      Due to affiliates                       (657)                --
      Other liabilities                        197                212
      Mortgage notes payable                23,828             26,787
      Gain on foreclosure of
        real estate                       $   (839)           $(1,562)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Correction of an Error

As disclosed in Note D to the financial statements, Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") assumed ownership of special limited partner interests during a foreclosure process in 2002. The Partnership initially recorded its investment in affiliated partnerships received in connection with the 2002 foreclosure at their estimated fair values, based on the fair values of the underlying assets and liabilities of the respective affiliated partnerships and the ownership percentages stated in the related partnership agreements. When this valuation was performed, the Partnership did not note that the partnership agreement for one of the affiliated partnerships, Consolidated Capital Properties IV ("CCP IV"), contains provisions that require all partnership distributions resulting from a property sale or refinancing to be paid to the limited partners until such time as the limited partners have received a return of their initial invested capital. At the time of the foreclosure, the limited partners of CCP IV had not received a return of their initial invested capital and, based on the estimated fair values of the investment properties and outstanding debt balances at that time, there would be insufficient net asset value to return all invested capital to the limited partners in an assumed liquidation of CCP IV. Based on the substantial deficiency in net asset values that would be required to return invested capital to the limited partners of CCP IV, it was unlikely that the Partnership would participate in sale and refinancing distributions of CCP IV in the foreseeable future. Accordingly, the initial values assigned to the investment in CCP IV should have been based primarily on the estimated discounted cash flows from operations that were expected to be distributed to the Partnership, and the Partnership should not have recognized any equity in earnings attributed to the gains on property sales in CCP IV during 2003 and 2004 because none of the related sales proceeds will be distributed to the Partnership.

Since the initial investment in CCP IV was recorded in 2002 at a value of $844,000, the Partnership has recorded equity in earnings of $72,000, equity in gain on sale of properties owned by CCP IV of $657,000 and operating distributions of $53,000, resulting in an unadjusted carrying value of the Partnership's investment in CCP IV of $1,520,000 at December 31, 2004. The Partnership has determined that a value of $575,000 should have been assigned during 2002 to the special limited partner interest in CCP IV using the methodology described above and the Partnership should not have recognized during 2003 and 2004 the equity in gain on sale of properties totaling $657,000. The following tables set forth the adjustments to the balance sheets as of December 31, 2004 and 2003 and the statements of operations for the years ended December 31, 2004, 2003 and 2002. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                              As of December 31, 2004      As of December 31, 2003
                                                  (in thousands)
                            As Previously                As Previously
                               Reported    As Restated      Reported      As Restated
Investment in affiliated
 partnerships                  $ 1,550        $   624      $   992          $   606
Partners' capital               24,087         23,161       26,710           26,324


                                                   Years Ended December 31,
                                      2004                  2003                   2002
                                             (in thousands, except per unit data)

                                  As         As        As         As        As           As
                              Previously           Previously           Previously
                               Reported  Restated   Reported   Restated  Reported     Restated


Gain on  foreclosure  of real    $    156   $  156    $    839   $  839     $1,831     $1,562
estate
Equity     in    income    of         558       18       1,146    1,029         --         --
investment
Net income                          1,509      969       2,051    1,934      3,318      3,049
Net   income   allocated   to
general
 partner                               15       10          21       19         33         30
Net   income   allocated   to
limited
 partner                            1,494      959       2,030    1,915      3,285      3,019
Gain on  foreclosure  of real
estate
 per limited partnership unit        0.77     0.77        4.17    4.17        9.11       7.78

Equity     in    income    of
investment per
 limited partnership unit            2.77     0.08        5.70     5.12         --         --
Net   income   per    limited
partnership
 unit                                7.51     4.82       10.20     9.62      16.50      15.17

Note B - Organization and Significant Accounting Policies

Organization: The Partnership, a California Limited Partnership, was formed on April 28, 1981, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by, Consolidated Capital Equity Partners, ("EP"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former Corporate General Partner. The Partnership had advanced a total of approximately $180,500,000 to EP and its successor under the Master Loan.

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

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year. Per Unit information has been computed based on 199,043.2 Units for 2004 and 2003 and 199,045.2 Units for 2002 (see "Note L" for further information).

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note N" for detailed disclosure of the Partnership's segments.

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

The following is a reconciliation of reported net income and Federal taxable income, as restated (in thousands, except per unit data):

                                                    2004          2003        2002

Net income as reported                             $   969       $ 1,934      $ 3,049
Add (deduct):
   Deferred revenue and other liabilities             (450)           67        1,150
   Depreciation differences                            416           306          460
   Accrued expenses                                    (10)           22           (9)
   Interest income                                      --         1,975        3,207
   Differences in valuation allowances                  --            --           --
   Gain on foreclosure                                  --          (839)      (2,974)
   Other                                               330           573        1,371

Federal taxable income                             $ 1,255       $ 4,038      $ 6,254
Federal taxable income per
     limited partnership unit                      $  6.24       $ 20.08      $ 31.10

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities, as restated (in thousands):

                                                December 31,
                                           2004              2003

Net assets as reported                  $ 23,161          $ 26,324
Land and buildings                           508               410
Accumulated depreciation                   4,627             4,050
Syndication fees                          22,500            22,500
Other                                      4,463             4,852
Net assets - Federal tax basis          $ 55,259          $ 58,136

Note D - Net Investment in Master Loan

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

The following table sets forth the Partnership's non-cash activities during the years ended December 31, 2004, 2003 and 2002 with respect to the foreclosures of Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments in 2003 and Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments in 2002, respectively:

                                                 2004        2003          2002
                                                                      (As Restated)
Investment properties (a)                        $ --      $ 38,901      $38,273
Investments in affiliated partnerships (b)           --          --          649
Mortgage notes payable (c)                           --    (23,828)      (26,787)
Master loan, net of allowance (d)                    --    (14,129)      (10,567)
Other assets received, net of
  other liabilities assumed                         156       (105)           (6)

Gain on foreclosure of real estate               $ 156       $ 839       $ 1,562

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

Note E - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                           Principal
                          Balance At
                         December 31,       Monthly                       Principal
                                            Payment                        Balance
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

Note F - Related Party Transactions

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

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $930,000, $717,000 and $454,000 for the years ended December 31, 2004, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $269,000 and $46,000, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $172,000 of these fees remain unpaid and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note O").

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note H"), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $2,391,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2004. Interest was charged at the prime rate plus 2% and amounted to approximately $20,000 for the year ended December 31, 2004. There were no payments made on outstanding loans during the year ended December 31, 2004. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $2,411,000 and is included in due to affiliates (see "Note K").

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $220,000 for expenses at four of the Partnership's properties during the year ended December 31, 2003. This advance was repaid in full prior to December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to less than $1,000 for the year ended December 31, 2003.

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire the last four properties held by CCEP at a foreclosure sale (See "Note D"). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

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

Note H - Sale of Investment Property

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

Note J - Investment in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

                                                                 Investment
                                            Ownership          At December 31,
Partnership             Type of Ownership  Percentage        2004            2003
                                                                (in thousands)
                                                                   (As Restated)
Consolidated Capital     Special Limited
  Growth Fund                Partner          0.40%          $ 13            $ 14
Consolidated Capital     Special Limited
  Properties III             Partner          1.85%             17              30
Consolidated Capital     Special Limited
  Properties IV              Partner          1.85%            594             562
                                                             $ 624          $ 606

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note D") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized approximately $18,000 in equity in income from investment related to its allocated share of the income (loss) for the investments. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $45,000 related to its allocated share of the income (loss) for the investments.

Note K - Subsequent Event

Subsequent to December 31, 2004, the General Partner advanced the Partnership approximately $1,639,000 to fund redevelopment costs at The Sterling and The Knolls Apartments, hurricane damage related expenditures at Regency Oaks Apartments and operating deficit at The Knolls Apartments.

Note L - Abandonment of Limited Partnership Units

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

Note M - Casualty Gains and Losses

During the year ended December 31, 2004, there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $442,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss is being recognized for this casualty as it is anticipated that insurance proceeds will cover the damages incurred.

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

Note N - Segment Reporting

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

Segment information for the years ending December 31, 2004, 2003 and 2002 is shown in the tables below, as restated (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

2004 (Restated)                          Residential  Commercial    Other      Totals

Rental income                              $20,617      $ 1,418      $ --     $22,035
Other income                                 1,947          137          4      2,088
Equity in income of investment                  --           --         18         18
Interest expense                             4,382          222         26      4,630
Depreciation expense                         4,895          268         --      5,163
General and administrative expenses             --           --        857        857
Casualty loss                                 (267)          --         --       (267)
Gain on sale of investment                   1,716           --         --      1,716
Loss from discontinued operations           (1,113)          --         --     (1,113)
Gain on foreclosure of real estate              --           --        156        156
Segment profit (loss)                        2,107         (433)      (705)       969
Total assets                                92,833        1,607        738     95,178
Capital expenditures for investment
  Properties                                 7,181          749         --      7,930


2003 (Restated)                          Residential  Commercial    Other      Totals

Rental income                              $13,505      $ 1,117      $ --     $14,622
Other income                                 1,053          115          2      1,170
Casualty gain                                   25           --         --         25
Equity in income of investment                  --           --      1,029      1,029
Interest expense                             3,022          225        114      3,361
Depreciation expense                         3,506          168         --      3,674
General and administrative expenses             --           --      1,151      1,151
Income from discontinued operations            227           --         --        227
Gain on foreclosure of real estate              --           --        839        839
Segment profit (loss)                        1,824         (495)       605      1,934
Total assets                               102,425        1,121      1,466    105,012
Capital expenditures for investment
  Properties                                 1,195          277         --      1,472


2002 (Restated)                          Residential  Commercial    Other      Totals

Rental income                              $11,100      $ 1,109      $ --     $12,209
Other income                                   839          118          4        961
Interest expense                             2,071          228         --      2,299
Depreciation expense                         2,911          177         --      3,088
General and administrative expenses             --           --        836        836
Income from discontinued operations            291           --         --        291
Interest income on investment
  In Master Loan                                --           --        386        386
Gain on foreclosure of real estate              --           --      1,562      1,562
Segment profit (loss)                        2,257         (324)     1,116      3,049
Total assets                                65,550          862     16,650     83,062
Capital expenditures for investment
 properties                                    560           22         --        582

Note O - Fourth-Quarter Adjustment

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

Note P - Contingencies

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

Note Q - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership, as restated (in thousands, except per unit data):

                                    1st        2nd       3rd        4th
2004 (Restated)                   Quarter    Quarter   Quarter    Quarter    Total
Total revenues                     $5,849   $5,858      $6,144    $6,272   $24,123
Total expenses                      5,887    6,171       6,562     5,311    23,931
(Loss) income from continuing
Operations                            (38)    (313)       (418)      961       192
Loss from discontinued operations    (651)    (449)        (13)       --    (1,113)
Gain on sale of investment          1,433      283          --        --     1,716
Gain on foreclosure of real
 estate                                --      156          --        --       156
Equity in income of investment         --       17          --         1        18
Net income (loss)                $    744  $  (306)   $   (431) $    962   $   969
Net income (loss) allocated
  to General Partner (1%)        $      7  $    (3)   $     (4) $     10   $    10
Net income (loss) allocated
  to Limited Partners (99%)           737     (303)       (427)      952       959
                                 $    744  $  (306)   $   (431) $    962   $   969
Net income (loss) per limited
  partnership unit               $   3.70  $ (1.52)   $  (2.15) $   4.79   $  4.82
Distributions per limited
  partnership unit               $     --  $  9.13    $  11.63  $     --   $ 20.76



                                    1st        2nd       3rd        4th
2003 (Restated)                   Quarter    Quarter   Quarter    Quarter    Total
Total revenues                     $3,698   $3,790      $3,920    $4,409   $15,817
Total expenses                      3,903    3,858       3,677     4,540    15,978
(Loss) income from continuing
Operations                           (205)     (68)        243      (131)     (161)
Loss from discontinued operations      32       36          50       109       227
Gain on foreclosure of real
 Estate                                --       --         --       839      839
Equity in income of investment        233       --        748        48    1,029
Net income (loss)                $     60  $   (32)  $  1,041  $    865  $ 1,934
Net income allocated
  to General Partner (1%)        $     --  $    --   $     10  $      9  $    19
Net income (loss) allocated
  to Limited Partners (99%)            60      (32)     1,031       856    1,915
                                 $     60  $   (32)  $  1,041  $    865  $ 1,934
Net income (loss) per limited
  partnership unit               $   0.30  $ (0.16)  $   5.18  $   4.30  $  9.62
Distributions per limited
  partnership unit               $   9.99  $  1.75   $   5.37  $     --  $ 17.11


                                   1st       2nd        3rd       4th
2002 (Restated)                  Quarter   Quarter    Quarter   Quarter     Total
Total revenues                   $2,929     $3,249    $3,488     $3,890   $13,556
Total expenses                    2,787      2,810     3,078      3,685    12,360
Income from continuing
 operations                         142        439       410        205     1,196
Income from discontinued
 operations                          --         --       166        125       291
Gain on foreclosure of real
 estate                              --         --     1,562         --     1,562
Net income                     $    142   $    439  $  2,138   $    330  $  3,049
Net income allocated
  to General Partner (1%)      $      1   $      4  $     21   $      4  $     30
Net income allocated
  to Limited Partners (99%)         141        435     2,117        326     3,019
                               $    142   $    439  $  2,138   $    330  $  3,049
Net income per limited
  partnership unit             $   0.71   $   2.19  $  10.64   $   1.63  $  15.17
Distributions per limited
  partnership unit             $   2.27   $   4.64  $   4.70   $   6.18  $  17.79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls needed to be improved and were improved subsequent to December 31, 2004 to ensure that transactions involving the recording of investments and the related recording of equity in earnings are properly reflected. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $930,000, $717,000 and $454,000 for the years ended December 31, 2004, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $269,000 and $46,000, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $172,000 of these fees remain unpaid and are included in due to affiliates. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note O").

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note H"), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

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

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire that last four properties held by CCEP at a foreclosure sale (see "Item 8. Financial Statements and Supplementary Data - Note D"). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2002.

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


                                    Date: July 1, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive        Date: July 1, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: July 1, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: July 1, 2005
Stephen B. Waters

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 1 of Consolidated Capital Institutional Properties;

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


Date: July 1, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 1 of Consolidated Capital Institutional Properties;

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

Date: July 1, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K/A No. 1 of Consolidated Capital Institutional Properties (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  July 1, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  July 1, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.