Form 10-Q
period 2005-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-07-01
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                            March 31,    December 31,
                                                               2005          2004
                                                           (Unaudited)    (Restated)
                                                                            (Note)
Assets
   Cash and cash equivalents                                  $  768         $  955
   Receivables and deposits                                     1,140         1,155
   Restricted escrows                                             514           662
   Other assets                                                 1,941           989
   Investment in affiliated partnerships (Note D)                 624           624
   Investment properties:
      Land                                                     20,365        20,365
      Buildings and related personal property                 100,046        98,265
                                                              120,411       118,630
      Less:  Accumulated depreciation                         (29,112)      (27,837)
                                                               91,299        90,793
                                                             $ 96,286      $ 95,178
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 725         $ 1,499
   Tenant security deposit liabilities                            804           825
   Accrued property taxes                                         316           100
   Other liabilities                                            1,139         1,229
   Due to affiliates (Note C)                                   4,427         2,596
   Mortgage notes payable                                      65,279        65,768
                                                               72,690        72,017
Partners' Capital
   General partner                                                137            133
   Limited partners (199,043.2 units issued and
      outstanding)                                             23,459        23,028
                                                               23,596        23,161
                                                             $ 96,286      $ 95,178

Note: The restated consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2005         2004
Revenues:                                                                 (Restated)
   Rental income                                              $ 5,708     $ 5,355
   Other income                                                   468         494
      Total revenues                                            6,176       5,849
Expenses:
   Operating                                                    2,599       2,688
   General and administrative                                     200         263
   Depreciation                                                 1,276       1,353
   Interest                                                     1,173       1,140
   Property taxes                                                 468         443
   Casualty loss (Note G)                                          25          --
      Total expenses                                            5,741       5,887

Income (loss) from continuing operations                          435         (38)
Loss from discontinued operations (Notes A and E)                  --        (651)
Gain on sale of discontinued operations (Note E)                   --       1,433
Net income                                                    $   435     $   744
Net income allocated to general partner (1%)                  $     4     $     7
Net income allocated to limited partners (99%)                    431         737
                                                              $   435     $   744

Per limited partnership unit:
Income (loss) from continuing operations                      $  2.17     $ (0.19)
Loss from discontinued operations                                  --       (3.24)
Gain on sale of discontinued operations                            --        7.13
Net income per limited partnership unit                       $  2.17     $  3.70

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners      Total

Original capital contributions         200,342.0    $     1      $200,342    $200,343

Partners' capital at
   December 31, 2004, as restated      199,043.2    $   133      $ 23,028    $ 23,161

Net income for the three
   months ended March 31, 2005                --          4           431         435

Partners' capital at
   March 31, 2005                      199,043.2    $   137      $ 23,459    $ 23,596


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2005       2004
                                                                           (Restated)
Cash flows from operating activities:
  Net income                                                     $ 435        $ 744
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    1,276       1,452
   Amortization of loan costs, lease commissions and
    mortgage premiums                                                (43)        (35)
   Gain on sale of discontinued operations                            --      (1,433)
   Loss on early extinguishment of debt                               --         685
   Casualty loss                                                      25          --
   Change in accounts:
      Receivables and deposits                                        15         (25)
      Other assets                                                  (957)     (1,007)
      Accounts payable                                                84         241
      Tenant security deposit liabilities                            (21)        (46)
      Accrued property taxes                                         216        (225)
      Other liabilities                                              (90)        (39)
      Due to affiliates                                              192          77
       Net cash provided by operating activities                   1,132         389

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                   --       6,501
  Net receipts from (deposits to) restricted escrows                 148         (68)
  Property improvements and replacements                          (2,665)       (503)
       Net cash (used in) provided by investing activities        (2,517)      5,930

Cash flows from financing activities:
  Advances from general partner                                    1,639          --
  Payments on mortgage notes payable                                (420)       (407)
  Repayment of mortgage note payable                                  --      (3,248)
  Prepayment penalties                                                --        (871)
  Lease commissions, paid                                            (21)         (6)
       Net cash provided by (used in) financing activities         1,198      (4,532)

Net (decrease) increase in cash and cash equivalents                (187)      1,787
Cash and cash equivalents at beginning of period                     955       2,417
Cash and cash equivalents at end of period                       $ 768       $ 4,204

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,185      $ 1,234
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 414        $ 84

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $1,272,000 of improvements which were included in accounts payable at December 31, 2004.

             See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 1 for the fiscal year ended December 31, 2004.

The Partnership amended its Form 10-K for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the balance sheet as of December 31, 2004, the statement of operations and the statement of cash flows for the three months ended March 31, 2004 and the partners capital account at December 31, 2004, have been restated to reflect the correction of these errors in the restated financial statements.

As a result of the sale of Tates Creek Village Apartments to a third party during the year ended December 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three months ended March 31, 2004 have been restated as of January 1, 2004 to reflect the operations of Tates Creek Village Apartments as loss from discontinued operations. In addition, the operations of Silverado Apartments are reflected as loss from discontinued operations due to its sale during the three months ended March 31, 2004. Total loss from discontinued operations for the three months ended March 31, 2004 was approximately $651,000 including revenues of approximately $697,000.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP: Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the four remaining properties held by CCEP:
Plantation Gardens Apartments, Regency Oaks Apartments, The Dunes Apartments, and Palm Lake Apartments. These properties were sold at a foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the four properties foreclosed on in 2003 and 2002 are reflected in the accompanying consolidated statements of operations for both the three month periods ended March 31, 2005 and 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $307,000 and $323,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $360,000 and $192,000 for the three months ended March 31, 2005 and 2004, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $216,000 and $6,000, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2005, approximately $317,000 of these fees remain unpaid and are included in due to affiliates.

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note E"), the General Partner earned a disposition fee of approximately $333,000. The fee was included in gain on sale of discontinued operations and due to affiliates at March 31, 2004. The fee was paid subsequent to March 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $1,639,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the three months ended March 31, 2005. Interest was charged at the prime rate plus 2% (7.75% at March 31, 2005) and amounted to approximately $61,000 for the three months ended March 31, 2005. There were no payments made on outstanding loans during the three months ended March 31, 2005. At March 31, 2005, the amount of the outstanding loans and accrued interest was approximately $4,110,000 and is included in due to affiliates. There were no advances to the Partnership during the three months ended March 31, 2004.

Subsequent to March 31, 2005, the General Partner advanced the Partnership approximately $2,074,000 for capital improvements at Palm Lake and Indian Creek Village Apartments, redevelopment costs at The Knolls Apartments and operating costs at Indian Creek Village Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $185,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $282,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Investment in Affiliated Partnerships

                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage      March 31, 2005
                                                                     (in thousands)
Consolidated Capital            Special Limited
  Growth Fund                       Partner            0.40%              $ 13
Consolidated Capital            Special Limited
  Properties III                    Partner            1.85%                 17
Consolidated Capital            Special Limited
  Properties IV                     Partner            1.85%                594
                                                                           $ 624

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no distributions received and no equity in income of investment recognized during the three months ended March 31, 2005 and 2004.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to an unaffiliated third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,501,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,433,000 during the three months ended March 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $332,000 was earned by the General Partner in accordance with the Partnership Agreement which was accrued and included in due to affiliates. The fee was paid subsequent to March 31, 2004. The results of the property's operations for the three months ended March 31, 2004 are included in loss from discontinued operations which was approximately $649,000 and includes revenues of approximately $338,000.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property. The Partnership's property segments consist of seven apartment complexes one each in North Carolina, Colorado, and Kansas, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months. The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to six years.

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

Segment information for the three months ended March 31, 2005 and 2004 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

                 2005                  Residential  Commercial    Other      Totals
Rental income                            $ 5,349       $ 359       $ --     $ 5,708
Other income                                 433           34         1         468
Interest expense                           1,052           55        66       1,173
Depreciation                               1,205           71        --       1,276
General and administrative
  expenses                                    --           --       200         200
Casualty loss                                (25)          --        --         (25)
Segment profit (loss)                        757          (57)     (265)        435
Total assets                              93,953        1,574       759      96,286
Capital expenditures for
  investment properties                    1,787           20        --       1,807



               2004                  Residential  Commercial     Other        Totals
                                     (Restated)                (Restated)   (Restated)
Rental income                          $ 5,011       $ 344        $ --       $ 5,355
Other income                               462           31          1           494
Gain on sale of investment               1,433           --         --         1,433
Loss from discontinued operations         (651)          --         --          (651)
Interest expense                         1,084           56         --         1,140
Depreciation                             1,294           59         --         1,353
General and administrative
  Expenses                                  --           --        263           263
Segment profit (loss)                    1,212         (206)      (262)          744
Total assets                            97,256        1,409       3,671      102,336
Capital expenditures for
  investment properties                    289         298          --           587


Note G - Casualty Loss

During the year ended December 31, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $245,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004 and during the three months ended March 31, 2005 the Partnership recognized an additional casualty loss of approximately $25,000 as a result of the write-off of additional undepreciated damaged assets. In addition, the property incurred approximately $7,000 in clean up costs during the three months ended March 31, 2005 related to these hurricanes which were not covered by insurance proceeds. These costs are included in operating expenses.

During the year ended December 31, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricane Jeanne. The damages incurred totaled approximately $38,000, which will not be covered by insurance proceeds. During 2004, there was a casualty loss of approximately $38,000 recorded at The Dunes Apartments related to the damages to the property caused by Hurricane Jeanne. In addition, the property incurred approximately $44,000 in clean up costs during the three months ended March 31, 2005 related to Hurricanes Jeanne and Frances which is included in operating expenses.

Note H - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. The Court of Appeals is also scheduled to hear oral argument in the Heller appeal on July 27, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violate the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. The defendants have filed an answer to the amended complaint denying the substantive allegations. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court will allow plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eight properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Loft Apartments (1)                       89%        86%
        Raleigh, North Carolina
      The Sterling Apartment Homes (2)              92%        96%
      The Sterling Commerce Center (3)              80%        74%
        Philadelphia, Pennsylvania
      The Knolls Apartments (4)                     72%        73%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (1)           92%        88%
         Overland Park, Kansas
      Plantation Gardens Apartments (1)             95%        88%
         Plantation, Florida
      Palm Lake Apartments                          95%        96%
         Tampa, Florida
      The Dunes Apartments (1)                      98%        95%
         Indian Harbor, Florida
      Regency Oaks Apartments (1)                   96%        93%
         Fern Park, Florida

(1) The General Partner attributes the increase in occupancy at The Loft Apartments, Indian Creek Village Apartments, Plantation Gardens Apartments, The Dunes Apartments and Regency Oaks Apartments to an increase in marketing outreach and promotions.

(2) The General Partner attributes the decrease in occupancy at The Sterling Apartments Homes to the competitive market of the apartment industry in the property's location.

(3) The General Partner attributes the increase in occupancy at The Sterling Commerce Center to a more stable tenant base due to the existence of a new major tenant. During the fourth quarter of 2003, the new tenant signed a lease and occupied a large portion of the vacant space.

(4) The General Partner is addressing the low occupancy at The Knolls Apartment with a redevelopment project currently in process. The redevelopment project, which began during the fourth quarter of 2004 is scheduled to be completed during 2005. The low occupancy for the three months ended March 31, 2005 was partially due to 16 units not rented due to ongoing redevelopment work.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $435,000 compared to net income of approximately $744,000 for the corresponding period in 2004. The decrease in net income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily due to the gain on the sale of Silverado Apartments during the three months ended March 31, 2004, partially offset by an increase in total revenues, a decrease in total expenses and the loss from discontinued operations during the three months ended March 31, 2004.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to an unaffiliated third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,501,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,433,000 during the three months ended March 31, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $332,000 was earned by the General Partner in accordance with the Partnership Agreement which was accrued and included in due to affiliates. The fee was paid subsequent to March 31, 2004. The results of the property's operations for the three months ended March 31, 2004 are included in loss from discontinued operations which was approximately $649,000 and includes revenues of approximately $338,000.

As a result of the sale of Tates Creek Village Apartments to a third party during the year ended December 31, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three months ended March 31, 2004 have been restated as of January 1, 2004 to reflect the operations of Tates Creek Village Apartments as loss from discontinued operations. In addition, the operations of Silverado Apartments are reflected as loss from discontinued operations due to its sale during the three months ended March 31, 2004. Total loss from discontinued operations for the three months ended March 31, 2004 was approximately $651,000 including revenues of approximately $697,000.

The Partnership's net income from continuing operations for the three months ended March 31, 2005 was approximately $435,000 compared to net loss from continuing operations of approximately $38,000 for the corresponding period in 2004. The increase in income from continuing operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues during the three months ended March 31, 2005 is primarily due to an increase in rental income. Rental income increased primarily due to an increase in average rental rates at The Sterling Apartment Homes, The Loft Apartments, Plantation Gardens Apartments, Palm Lake Apartments, The Dunes Apartments and Regency Oaks Apartments and an increase in occupancy at The Sterling Commerce Center, The Loft Apartments, Indian Creek Village Apartments, Plantation Gardens Apartments, The Dunes Apartments and Regency Oaks Apartments and a decrease in bad debt expense at The Loft Apartments, Palm Lake Apartments, and Regency Oaks Apartments partially offset by a decrease in rental rates at The Sterling Commerce Center and Indian Creek Village Apartments and a decrease in occupancy at Sterling Apartment Homes, The Knolls Apartments and Palm Lake Apartments.

Total expenses decreased during the three months ended March 31, 2005 primarily due to decreases in operating, general and administrative and depreciation expenses partially offset by increased interest and property tax expenses and a casualty loss recorded in 2005 as discussed below. Operating expense decreased primarily due to a decrease in administrative and insurance expenses partially offset by increased property expense. Administrative expense decreased primarily due to a decrease in credit card service fees and business licenses and permits at The Sterling Apartment Homes. Insurance expense decreased primarily due to a decrease in hazard insurance premiums at Plantation Gardens Apartments and Regency Oaks Apartments. Property expense increased primarily due to increased salary and related benefit expenses at most of the Partnership's properties partially offset by reduced utility expenses at The Sterling Commerce Center, and the Sterling Apartment Homes. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated at The Sterling Apartment Homes, Plantation Gardens Apartments and the Dunes Apartments during 2004. Interest expense increased primarily due to interest incurred on advances from affiliates. There were no advances during the three months ended March 31, 2004. This increase was partially offset by the capitalization of construction period interest at the Knolls Apartments due to the redevelopment project occurring at that property. Property tax expense increased due to an increase in the assessed value of The Sterling Commerce Center.

During the year ended December 31, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $245,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004 and during the three months ended March 31, 2005 the Partnership recognized an additional casualty loss of approximately $25,000 as a result of the write-off of additional undepreciated damaged assets. In addition, the property incurred approximately $7,000 in clean up costs during the three months ended March 31, 2005 related to these hurricanes which were not covered by insurance proceeds. These costs are included in operating expenses.

During the year ended December 31, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricane Jeanne. The damages incurred totaled approximately $38,000, which will not be covered by insurance proceeds. During 2004, there was a casualty loss of approximately $38,000 recorded at The Dunes Apartments related to the damages to the property caused by Hurricane Jeanne. In addition, the property incurred approximately $44,000 in clean up costs during the three months ended March 31, 2005 related to Hurricanes Jeanne and Frances which is included in operating expenses.

General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and reduced legal fees related to the foreclosures of the properties held by CCEP during 2003 partially offset by an increase in business privilege taxes paid to the city of Philadelphia. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $768,000 compared to approximately $4,204,000 at March 31, 2004. Cash and cash equivalents decreased approximately $187,000 since December 31, 2004 due to approximately $2,517,000 of cash used in investing activities, partially offset by approximately $1,198,000 and $1,132,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments made on the mortgages encumbering the Partnership's properties and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvements needs of all its properties for the upcoming year. Certain routine capital expenditures are anticipated during 2005. In addition, the Partnership has material commitments to complete rehabilitation projects at The Sterling Apartment Homes and The Knolls Apartments. The budget for these two projects for 2005 is approximately $16,258,000. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. It is anticipated that a substantial portion of the costs associated with the rehabilitation projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Loft Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $45,000 of capital improvements at The Loft Apartments consisting primarily of floor covering replacements, roof replacement, furniture and fixtures, recreation equipment and heating upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2005, the Partnership completed approximately $516,000 of capital improvements at The Sterling Apartment Homes and Commerce Center consisting primarily of costs associated with a redevelopment project at The Sterling Apartment Homes, structural improvements and floor covering replacements. These improvements were funded from operating cash flow, advances from the General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. The redevelopment project, which began in 2004 is scheduled to be completed during 2007. The project budget is approximately $24,218,000. Approximately $2,272,000 of redevelopment costs were incurred in 2004 and approximately $11,279,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. During the three months ended March 31, 2005 approximately $467,000 of redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $659,000 of capital improvements at The Knolls Apartments consisting primarily of costs associated with a redevelopment project at the property. These expenditures included capitalized construction period interest of approximately $25,000 and other construction period expenses of approximately $3,000. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. The redevelopment project, which began in 2004 is scheduled to be completed during 2005. The project budget is approximately $7,083,000. Approximately $2,104,000 of redevelopment costs were incurred in 2004 and approximately $4,979,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. During the three months ended March 31, 2005 approximately $639,000 of redevelopment costs were incurred. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $128,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering replacements, roof replacement, wood siding replacement and exterior painting. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $97,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements, structural improvements, roof replacement and wood replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $147,000 of capital improvements at Palm Lake Apartments consisting primarily of floor covering replacements, exterior painting and wood replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $49,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements, swimming pool decking replacement, and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $166,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, major landscaping, structural improvements and reconstruction of damages to the property caused by Hurricanes Charlie, Frances and Jeanne. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements at the Partnership's properties will be made only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $65,279,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $31,040,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions paid by the Partnership during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2005 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,008.60 limited partnership units (the "Units") in the Partnership representing 73.36% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.36% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2005, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2005. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2005.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 7.35%
                                              (in thousands)

                               2005            $  5,159
                               2006               1,750
                               2007               1,887
                               2008              21,900
                               2009               1,753
                            Thereafter           31,231
                              Total            $ 63,680

ITEM 4.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved during the second quarter of 2005 to ensure that transactions involving the recording of investments and the related recording of equity in earnings are properly reflected. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. The Court of Appeals is also scheduled to hear oral argument in the Heller appeal on July 27, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violate the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. The defendants have filed an answer to the amended complaint denying the substantive allegations. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court will allow plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     Other Information

            None.

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

                                  EXHIBIT INDEX


S-K Reference
Number            Description


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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 1, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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