Form 10-K/A
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-08-15
CIK 352983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A No. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note


Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") is filing this Amendment on Form 10-K (the "Amendment") for the sole purpose of amending the Partnership's Amended Annual Report on Form 10-K/A No.1 ("Amendment No. 1") for the year ended December 31, 2004 (the "Amended Filing"). This Amendment adjusts the Item 9A(a) disclosure regarding the Partnership's disclosure controls and procedures.

Please note that this Amendment restates only those items of the Amended Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Amended Filing and does not reflect any subsequent information or events occurring after the date of the Amended Filing. Therefore, you should read this Amendment together with other documents that we have filed with the SEC subsequent to the filing of the Amended Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in "Item 7" of this Form 10-K/A No. 2.

Segments

Segment data for the years ended December 31, 2004, 2003 and 2002 is included in "Item 8. Financial Statements - Note N" and is an integral part of the Form 10-K/A No. 2.

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

                                            FOR THE YEARS ENDED DECEMBER 31,
                                2004        2003         2002         2001         2000
STATEMENTS OF OPERATIONS     (Restated)  (Restated)   (Restated)
                                          (in thousands, except per unit data)

Total revenues               $   24,123 $   15,817   $   13,556   $   15,484   $   14,193
Total expenses                  (23,931)    (15,978)     (12,360)     (11,582)     (10,823)

Reduction in provision
 for impairment loss                 --         --           --        3,176       14,241
Income (loss)from
continuing
 operations                         192       (161)       1,196        7,078       17,611
(Loss) income from
discontinued
  operations                     (1,113)       227          291           --           --

Gain on sale of discontinued
  operations                      1,716         --           --           --           --
Gain on foreclosure of
 real estate                        156        839        1,562           --           --
Equity in income of                  18      1,029           --           --           --
investment
Net income                   $      969 $    1,934   $    3,049   $    7,078   $   17,611
Net income per Limited
  Partnership Unit           $    4.82  $     9.62   $    15.17   $    35.20   $    87.59


Distributions per Limited
  Partnership Unit           $    20.76 $    17.11   $    17.79   $    78.83   $   240.55
Limited Partnership Units
  outstanding                 199,043.2  199,043.2    199,043.2    199,045.2    199,045.2


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                2004          2003         2002         2001         2000

                                                  (in thousands)

Total assets              $ 95,178      $105,012     $ 83,062     $ 56,089      $ 65,383

Mortgage notes payable    $ 65,768      $ 75,195     $ 52,649     $ 26,457      $ 26,762

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
                                             (in thousands, except per unit data)

                                  As                  As                    As
                              Previously   As     Previously      As    Previously      As
                               Reported  Restated  Reported    Resated   Reported     Restated


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

                           Principal
                          Balance At
                         December 31,       Monthly                       Principal
                                            Payment                        Balance
                                          (including   Interest Maturity    Due At
       Property         2004     2003      interest)     Rate     Date     Maturity
                        (in thousands)        (in                            (in
                                          thousands) thousands)
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



                                    1st       2nd       3rd       4th
2003(Restated)                    Quarter  Quarter  Quarter     Quarter   Total
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls were not effective due to the Partnership's failure to properly record the Partnership's investment in an affiliated partnership and incorrectly recognizing equity in gains on sale of investment properties in the affiliated partnership in 2003 and 2004. The
Partnership's management believes that, as of the date of the filing of Amendment No. 1 on July 1, 2005, the Partnership's ineffective disclosure controls were and continue to be fully remediated. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

                                    Date: August 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Harry G. Alcock            Director and Executive     Date: August 15, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice   Date: August 15, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President             Date: August 15, 2005
Stephen B. Waters

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 2 of Consolidated Capital Institutional Properties;

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


Date: August 15, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 2 of Consolidated Capital Institutional Properties;

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

Date: August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K/A No. 2 of Consolidated Capital Institutional Properties (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.