Form 10-Q/A
period 2005-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-08-15
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-Q/A No. 1

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


                                Explanatory Note

Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") is filing this Amendment on Form 10-Q (the "Amendment") for the sole purpose of amending the Partnership's Amended Annual Report on Form 10-Q for the quarter ended March 31, 2005 (the "Amended Filing"). This Amendment adjusts the Item 4.(a) disclosure regarding the Partnership's disclosure controls and procedures.

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


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 2 for the fiscal year ended December 31, 2004.

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

ITEM 4.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls were not effective due to the Partnership's failure to properly record the Partnership's investment in an affiliated partnership and incorrectly recognizing equity in gains on sale of investment properties in the affiliated partnership in 2003 and 2004. The Partnership's management believes that, as of the date of the filing of the Form 10-Q for the quarterly period ended March 31, 2005 on July 1, 2005, the Partnership's ineffective disclosure controls were and continue to be fully remediated. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Consolidated Capital Institutional Properties;

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


Date: August 15, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief executive officer of the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Consolidated Capital Institutional Properties;

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

Date: August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q/A No. 1 of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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