Form 10-Q
period 2005-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-08-15
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act). Yes _____ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2005          2004
                                                           (Unaudited)    (Restated)
                                                                           (Note A)
Assets
   Cash and cash equivalents                                  $ 652          $ 955
   Receivables and deposits                                       769         1,155
   Restricted escrows                                             269           662
   Other assets                                                 1,611           989
   Investment in affiliated partnerships (Note D)                 624           624
   Investment properties:
      Land                                                     20,365        20,365
      Buildings and related personal property                 103,757        98,265
                                                              124,122       118,630
      Less:  Accumulated depreciation                         (30,373)      (27,837)
                                                               93,749        90,793
                                                             $ 97,674      $ 95,178
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 663         $ 1,499
   Tenant security deposit liabilities                            792           825
   Accrued property taxes                                         475           100
   Other liabilities                                            1,158         1,229
   Due to affiliates (Note C)                                   5,784         2,596
   Mortgage notes payable                                      64,811        65,768
                                                               73,683        72,017
Partners' Capital
   General partner                                                141            133
   Limited partners (199,043.2 units issued and
      outstanding)                                             23,850        23,028
                                                               23,991        23,161
                                                             $ 97,674      $ 95,178

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


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               2005       2004        2005         2004
Revenues:                                                                       (Restated)
   Rental income                             $ 5,688    $ 5,321     $11,396     $10,676
   Other income                                  510        556         978       1,050
      Total revenues                           6,198      5,877      12,374      11,726
Expenses:
   Operating                                   2,631      3,033       5,230       5,721
   General and administrative                    212        222         412         485
   Depreciation                                1,265      1,318       2,541       2,671
   Interest                                    1,094      1,168       2,267       2,308
   Property taxes                                443        423         911         866
   Casualty loss (Note G)                        100         26         125          26
      Total expenses                           5,745      6,190      11,486      12,077

Income (loss) from continuing operations         453       (313)        888        (351)
  Loss from discontinued operations
    (Notes A and E)                               --       (449)         --      (1,100)
  (Loss) gain on sale of discontinued
    operations (Note E)                          (58)       283         (58)      1,716
  Gain on foreclosure of real
    estate (Note B)                               --        156          --         156
  Equity in income from investment
    (Note D)                                      --         17          --          17
  Net income (loss)                          $   395    $  (306)    $   830     $   438
  Net income (loss) allocated to general
    Partner (1%)                             $     4    $    (3)    $     8     $     4
  Net income (loss) allocated to limited
    partners (99%)                               391       (303)        822         434
                                             $   395    $  (306)    $   830     $   438
Per limited partnership unit:
Income (loss) from continuing operations        2.24      (1.56)       4.42       (1.74)
Loss from discontinued operations                 --      (2.23)         --       (5.47)
(Loss) gain on sale of discontinued
   operations                                  (0.29)      1.41       (0.29)       8.54
Gain on foreclosure of real estate                --       0.77          --        0.77
Equity in income from investment                  --       0.09          --        0.08
Net income (loss) per limited
   partnership unit                          $  1.95    $ (1.52)    $  4.13     $  2.18
Distributions per limited partnership
   unit                                      $    --    $  9.13     $    --     $  9.13


         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions       200,342.0      $     1      $200,342    $200,343

Partners' capital at
   December 31, 2004, as
     restated                        199,043.2      $   133      $ 23,028    $ 23,161

Net income for the six months
   Ended June 30, 2005                      --            8           822         830

Partners' capital at
   June 30, 2005                     199,043.2     $    141      $ 23,850    $ 23,991

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005        2004
Cash flows from operating activities:                                      (Restated)
  Net income                                                     $ 830        $ 438
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    2,541       2,808
   Amortization of loan costs, lease commissions and
    mortgage premiums                                                (88)       (121)
   Equity in income of investment                                     --         (17)
   Loss (gain) on sale of discontinued operations                     58      (1,716)
   Loss on early extinguishment of debt                               --       1,161
   Gain on foreclosure of real estate                                 --        (156)
   Casualty loss                                                     125          26
   Change in accounts:
      Receivables and deposits                                       169        (373)
      Other assets                                                  (653)       (738)
      Accounts payable                                                24          17
      Tenant security deposit liabilities                            (33)        (73)
      Accrued property taxes                                         375         (72)
      Other liabilities                                              (71)       (159)
      Due to affiliates                                             (206)         94
       Net cash provided by operating activities                   3,071       1,119
Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                   --      12,589
  Net receipts from restricted escrows                               393         106
  Property improvements and replacements                          (6,472)     (1,461)
  Insurance proceeds received                                        149          42
  Receipts on Master Loan                                             --         156
       Net cash (used in) provided by investing activities        (5,930)     11,432
Cash flows from financing activities:
  Distributions to partners                                           --      (1,817)
  Payments on mortgage notes payable                                (815)       (854)
  Repayment of mortgage note payable                                  --      (7,099)
  Prepayment penalties                                                --      (1,527)
  Lease commissions, paid                                            (23)         (6)
  Advances from general partner                                    3,713          --
  Repayment of advances from general partner                        (319)         --
       Net cash provided by (used in) financing activities         2,556     (11,303)
Net (decrease) increase in cash and cash equivalents                (303)      1,248
Cash and cash equivalents at beginning of period                     955       2,417
Cash and cash equivalents at end of period                       $ 652       $ 3,665
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,436      $ 2,676
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 412        $ 222
  Insurance proceeds in accounts receivable                       $ --        $ 11

Included in property improvements and replacements for the six months ended June
30, 2005 are approximately $1,272,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 1 for the fiscal year ended December 31, 2004.

The Partnership amended its Form 10-K for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the balance sheet as of December 31, 2004, the statement of operations for the six months ended June 30, 2004 and the statement of cash flows for the six months ended June 30, 2004 and the partners capital account at December 31, 2004, have been restated to reflect the correction of these errors in the restated financial statements.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

As a result  of the  sales of  Silverado  Apartments  and  Tates  Creek  Village
Apartments to third parties during the six months ended June 30, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Silverado Apartments and Tates Creek Village Apartments as loss from discontinued operations of approximately $449,000 and $1,100,000 for the three and six months ended June 30, 2004, respectively, including revenues of approximately $346,000 and $1,043,000, respectively.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP: Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the four remaining properties held by CCEP:
Plantation Gardens Apartments, Regency Oaks Apartments, The Dunes Apartments, and Palm Lake Apartments. These properties were sold at a foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. During the six months ended June 30, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. The results of operations of the eight properties foreclosed on in 2003 and 2002 are reflected in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $613,000 and $634,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $647,000 and $465,000 for the six months ended June 30, 2005 and 2004, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $358,000 and $88,000, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

In connection with the sale of Silverado Apartments on March 31, 2004 (see "Note E"), the General Partner earned a disposition fee of approximately $333,000. The fee was included in gain on sale of discontinued operations and was paid during the six months ended June 30, 2004. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. The fee was included in gain on sale of discontinued operations and due to affiliates at June 30, 2004. The fee was paid subsequent to June 30, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $3,713,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the six months ended June 30, 2005. Interest was charged at the prime rate plus 2% (8.25% at June 30, 2005) and amounted to approximately $161,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $319,000 and $181,000, respectively. At June 30, 2005, the amount of the outstanding loans was approximately $5,784,000 and is included in due to affiliates. There were no advances to the Partnership or associated interest expense during the six months ended June 30, 2004.

Subsequent to June 30, 2005, the General Partner advanced the Partnership approximately $899,000 for redevelopment costs at The Knolls Apartments, operating expenses at Indian Creek Village Apartments, and capital improvements and refinance fee at The Loft Apartments. The refinance of the mortgage indebtedness at The Loft Apartments is scheduled to close during the third quarter of 2005. In addition, the Partnership made a payment on the outstanding loans and accrued interest of approximately $104,000 and $41,000, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $290,000 and $282,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships

                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage      June 30, 2005
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

                                                                           $ 624

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized approximately $17,000 in equity in income from investment related to its allocated share of the income (loss) for the investments. There were no distributions received and no equity in income of investment recognized during the six months ended June 30, 2005.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the six months ended June 30, 2004. Included in loss from discontinued operations for the three months ended June 30, 2004 are results of the property's operations of a net loss of approximately $23,000 including revenues of approximately $1,000. Included in loss from discontinued operations for the six months ended June 30, 2004 are results of the property's operations of a net loss of approximately $672,000 including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by the General Partner which was accrued and paid subsequent to June 30, 2004. Included in loss from discontinued operations for the three months ended June 30, 2004 are results of the property's operations of a net loss of approximately $426,000 including revenues of approximately $345,000. Included in loss from discontinued operations for the six months ended June 30, 2004 are results of the property's operations of a net loss of approximately $428,000 including revenues of approximately $704,000.

During the six months ended June 30, 2005, the Partnership recognized a reduction of the gain on the sale of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

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

Segment information for the three and six months ended June 30, 2005 and 2004 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

      For the three months ended
            June 30, 2005               Residential   Commercial    Other   Totals
Rental income                          $ 5,323       $   365      $    --   $ 5,688
Other income                               477            32            1       510
Casualty loss                             (100)           --           --      (100)
Loss on sale of discontinued
 operations                                (58)           --           --       (58)
Interest expense                           936            54          104     1,094
Depreciation                             1,194            71           --     1,265
General and administrative expense          --            --          212       212
Segment profit (loss)                      748           (38)        (315)      395


      For the six months ended
            June 30, 2005              Residential    Commercial    Other    Totals
Rental income                         $ 10,672       $   724      $    --   $11,396
Other income                               910            66            2       978
Casualty loss                             (125)           --           --      (125)
Loss on sale of discontinued
 operations                                (58)           --           --       (58)
Interest expense                         1,988           109          170     2,267
Depreciation                             2,399           142           --     2,541
General and administrative expense          --            --          412       412
Segment profit (loss)                    1,505           (95)        (580)      830
Total assets                            95,370         1,620          684    97,674
Capital expenditures                     5,555            57           --     5,612


      For the three months ended
            June 30, 2004              Residential Commercial     Other      Totals

Rental income                          $ 4,954      $  367      $   --     $ 5,321
Other income                               534          21           1         556
Casualty loss                              (26)         --          --         (26)
Equity in income of investment              --          --          17          17
Interest expense                         1,109          55           4       1,168
Depreciation                             1,246          72          --       1,318
General and administrative expenses         --          --         222         222
Gain on sale of discontinued
 operations                                283          --          --         283
Loss from discontinued operations         (449)         --          --        (449)
Gain on foreclosure of real estate         156          --          --         156
Segment profit (loss)                       35        (133)       (208)       (306)


      For the six months ended
            June 30, 2004             Residential  Commercial     Other      Totals
                                                                      (restated)
Rental income                         $ 9,965       $  711      $   --     $10,676
Other income                              996           52           2       1,050
Casualty loss                             (26)          --          --         (26)
Equity in income of investment             --           --          17          17
Interest expense                        2,193          111           4       2,308
Depreciation                            2,540          131          --       2,671
General and administrative expense         --           --         485         485
Gain on sale of discontinued
 operations                             1,716           --          --       1,716
Loss from discontinued operations      (1,100)          --          --      (1,100)
Gain on foreclosure of real estate        156           --          --         156
Segment profit (loss)                   1,247         (339)       (470)        438
Total assets                           90,438        1,620       3,232      95,290
Capital expenditures                    1,117          566          --       1,683

Note G - Casualty Loss

During the year ended December 31, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. During the six months ended June 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the year ended December 31, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments related to the damages to the property caused by the hurricanes during 2004. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the six months ended June 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the six months ended June 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds, which was received subsequent to June 30, 2004.

In July 2004 there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. Additional insurance proceeds of approximately $149,000 were received by the Partnership during the six months ended June 30, 2005. Net fixed assets of approximately $442,000 were written off in 2004, which was reduced during the six months ended June 30, 2005 by approximately $10,000. No loss was recognized in 2004 or during the six months ended June 30, 2005 as it is anticipated that insurance proceeds will cover the damages incurred.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note I - Redevelopment of Property

One of the Partnership's investment properties, The Knolls Apartments, is currently under redevelopment. Based on current redevelopment plans, the General Partner anticipates the redevelopment, which began in 2004, to be completed during 2005 at a total estimated cost of approximately $7,205,000 of which approximately $4,503,000 was completed as of June 30, 2005. Included in these construction costs are capitalized interest costs of approximately $152,000, capitalized tax expenses of approximately $6,000 and other construction period operating costs of approximately $11,000 for the six months ended June 30, 2005.

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

The Partnership's investment properties consist of eight properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Loft Apartments (1)                       87%        83%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  92%        94%
      The Sterling Commerce Center (2)              82%        78%
        Philadelphia, Pennsylvania
      The Knolls Apartments (3)                     56%        79%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (1)           92%        86%
         Overland Park, Kansas
      Plantation Gardens Apartments (1)             96%        88%
         Plantation, Florida
      Palm Lake Apartments (1)                      96%        93%
         Tampa, Florida
      The Dunes Apartments                          96%        94%
         Indian Harbor, Florida
      Regency Oaks Apartments (1)                   96%        93%
         Fern Park, Florida

(1) The General Partner attributes the increase in occupancy at The Loft Apartments, Indian Creek Village Apartments, Plantation Gardens Apartments, Palm Lake Apartments and Regency Oaks Apartments to an increase in marketing outreach and promotions.

(2) The General Partner attributes the increase in occupancy at The Sterling Commerce Center to improved market conditions.

(3) The General Partner attributes the decrease in occupancy at The Knolls Apartments to a redevelopment project currently in process. The redevelopment project, which began during the fourth quarter of 2004 is scheduled to be completed during the fourth quarter of 2005. The low occupancy for the six months ended June 30, 2005 was partially due to 40 units not rented due to ongoing redevelopment work.

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

Results of Operations

The  Partnership's  net income for the three and six months  ended June 30, 2005 was approximately $395,000 and $830,000 compared to net (loss) income of approximately $(306,000) and $438,000 for the corresponding periods in 2004. The increase in net income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 is primarily due to an increase in total revenues, a decrease in total expenses and the loss from discontinued operations during the three and six months ended June 30, 2004 partially offset by the gain on the sale of Silverado Apartments and Tates Creek Village Apartments and gain on foreclosure of real estate during the three and six months ended June 30, 2004 and the reduction of the gain on the sale of Tates Creek Village Apartments during the six months ended June 30, 2005.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the six months ended June 30, 2004. Included in loss from discontinued operations for the three months ended June 30, 2004 are results of the property's operations of a net loss of approximately $23,000 including revenues of approximately $1,000. Included in loss from discontinued operations for the six months ended June 30, 2004 are results of the property's operations of a net loss of approximately $672,000 including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the six months ended June 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by the General Partner which was accrued and paid subsequent to June 30, 2004. Included in loss from discontinued operations for the three months ended June 30, 2004 are results of the property's operations of a net loss of approximately $426,000 including revenues of approximately $345,000. Included in loss from discontinued operations for the six months ended June 30, 2004 are results of the property's operations of a net loss of approximately $428,000 including revenues of approximately $704,000.

During  the  six  months  ended  June  30,  2004,   the   Partnership   received
approximately $156,000 from CCEP as the final payment on the Master Loan which is recognized as gain on foreclosure of real estate.

During the six months ended June 30, 2005, the Partnership recognized a reduction of the gain on the sale of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

The Partnership's net income from continuing operations for the three and six months ended June 30, 2005 was approximately $453,000 and $888,000 compared to net loss of approximately $313,000 and $351,000 for the corresponding periods in 2004. The increase in income from continuing operations for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues during the three and six months ended June 30, 2005 is primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased primarily due to an increase in average rental rates and occupancy at seven of the Partnership's investment properties and a decrease in bad debt expense at all of the Partnership's apartment properties, partially offset by a decrease in rental rates at The Sterling Commerce Center and Indian Creek Village Apartments and a decrease in occupancy at The Knolls Apartments and The Sterling Apartment Homes. The increase in rental income during the three months ended June 30, 2005 is also due to an increase in occupancy at The Sterling Apartment Homes for the three month period. The decrease in other income during the three and six months ended June 30, 2005 is primarily due to a decrease in lease cancellation fees at The Sterling Apartment Homes, The Knolls Apartments, Indian Creek Village Apartments, Plantation Gardens Apartments, and Regency Oaks Apartments.

Total expenses decreased during the three and six months ended June 30, 2005 primarily due to decreases in operating, general and administrative, depreciation and interest expenses partially offset by increases in property tax expense and casualty loss, as discussed below. Operating expense decreased primarily due to decreases in property and maintenance expenses. Property expenses decreased primarily due to reduced utility expenses at The Sterling
Commerce  Center and the  Sterling  Apartment  Homes.  The  decrease in property expense during the six months ended June 30, 2005 was partially offset by increased salary and related benefit expenses at most of the Partnership's properties. Maintenance expense decreased primarily due to a decrease in contract services at all of the Partnership's properties, increases in payroll cost capitalized and construction period expenses at The Knolls that were capitalized as part of the redevelopment project at that property partially offset by clean up costs incurred during the six months ended June 30, 2005 from hurricanes in 2004 at The Dunes and Regency Oaks Apartments and casualty cleanup costs incurred at Indian Creek Village Apartments. Depreciation expense decreased due to capital improvements and replacements becoming fully depreciated at The Sterling Apartment Homes, Plantation Gardens Apartments and the Dunes Apartments during 2004. Interest expense decreased primarily due to the capitalization of construction period interest at the Knolls Apartments due to the redevelopment project occurring at that property. This decrease was partially offset by an increase in interest incurred on advances from affiliates. There were no advances during the six months ended June 30, 2004. Property tax expense increased due to an increase in the assessed value of The Sterling Commerce Center and due to a refund received during 2004 at Palm Lake Apartments of prior year taxes. No similar refund was received during the six months ended June 30, 2005.

During the year ended December 31, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004 and during the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. During the six months ended June 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the year ended December 31, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments related to the damages to the property caused by the hurricanes during 2004 and during the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the six months ended June 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the six months ended June 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds, which was received subsequent to June 30, 2004.

In July 2004 there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. Additional insurance proceeds of approximately $149,000 were received by the partnership during the six months ended June 30, 2005. Net fixed assets of approximately $442,000 were written off in 2004, which was reduced during the six months ended June 30, 2005 by approximately $10,000. No loss was recognized in 2004 or during the six months ended June 30, 2005 as it is anticipated that insurance proceeds will cover the damages incurred.

General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and reduced legal fees related to the foreclosures of the properties held by CCEP during 2003 partially offset by an increase in business privilege taxes paid to the city of Philadelphia. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $652,000 compared to approximately $3,665,000 at June 30, 2004. Cash and cash equivalents decreased approximately $303,000 since December 31, 2004 due to approximately $5,930,000 of cash used in investing activities, partially offset by approximately $2,556,000 and $3,071,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders and insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments made on the mortgages encumbering the Partnership's properties, repayments of advances from affiliates and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvements needs of all its properties for the upcoming year. Certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. In addition, the Partnership has material commitments to complete rehabilitation projects at The Sterling Apartment Homes and The Knolls Apartments. The budget for these two projects for 2005 is approximately $16,380,000. It is anticipated that a substantial portion of the costs associated with the rehabilitation projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Loft Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $313,000 of capital improvements at The Loft Apartments consisting primarily of floor covering replacements, insulation upgrades and asphalt replacement. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2005, the Partnership completed approximately $924,000 of capital improvements at The Sterling Apartment Homes arising from the redevelopment of the property. Additional capital improvements of approximately $110,000 during the six months ended June 30, 2005 consisted primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow, advances from the General Partner and replacement reserves. The redevelopment project, which began in 2004 is scheduled to be completed during 2007. The project budget is approximately $24,170,000. Approximately $2,272,000 of redevelopment costs were incurred in 2004 and approximately $11,279,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. Approximately $300,000 was advanced during the six months ended June 30, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $2,399,000 of capital improvements at The Knolls Apartments arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $152,000, real estate taxes of approximately $6,000 and other construction period expenses of approximately $11,000. Additional capital improvements of approximately $30,000 were completed during the six months ended June 30, 2005 consisting primarily of interior and exterior building improvements. These improvements were funded from operating cash flow, advances from the General Partner and capital reserves. The redevelopment project, which began in 2004 is scheduled to be completed during 2005. The project budget is approximately $7,205,000. Approximately $2,104,000 of redevelopment costs were incurred in 2004 and approximately $5,101,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. Approximately $2,626,000 was advanced during the six months ended June 30, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $939,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering and appliance replacements, roof replacement, wood siding and other wood replacement, termite treatment and prevention, exterior painting and reconstruction of damages to the property caused by a fire in 2004. These improvements were funded from operating cash flow, advances from the General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $187,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements, structural improvements, roof replacement and wood replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $290,000 of capital improvements at Palm Lake Apartments consisting primarily of floor covering replacements, roof replacement, exterior painting and wood replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $100,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements, swimming pool decking replacement, air conditioning unit replacements, furniture and fixtures and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $320,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, major landscaping, structural improvements and reconstruction of damages to the property caused by Hurricanes Charlie, Frances and Jeanne. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements at the Partnership's properties will be made only to the extent of cash available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $64,811,000 requires monthly payments of principal and interest and balloon payments of approximately $3,903,000, $19,975,000 and $31,040,000 during 2005,
2008 and 2010, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. The mortgage encumbering The Lofts Apartments of approximately $3,940,000 matures in December 2005. The General Partner intends to refinance this debt prior to its maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2005         Unit        June 30, 2004         Unit

Sale  (1)              $   --           $   --           $1,817            $ 9.13

(1) From the sale of Silverado Apartments in March 2004.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,053.10 limited partnership units (the "Units") in the Partnership representing 73.38% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.38% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2005, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2005. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2005.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 7.34%
                                              (in thousands)

                               2005            $  4,763
                               2006               1,750
                               2007               1,887
                               2008              21,900
                               2009               1,753
                            Thereafter           31,231
                              Total            $ 63,284

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Date: August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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