Form 10-Q
period 2005-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2005-11-14
CIK 352983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act). Yes ____ No __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                          September 30,  December 31,
                                                               2005          2004
                                                           (Unaudited)    (Restated)
                                                                           (Note A)
Assets
   Cash and cash equivalents                                 $ 1,456         $ 955
   Receivables and deposits                                       799         1,155
   Restricted escrows                                             261           662
   Other assets                                                 1,318           989
   Investment in affiliated partnerships (Note D)                 634           624
   Investment properties:
      Land                                                     20,365        20,365
      Buildings and related personal property                 106,091        98,265
                                                              126,456       118,630
      Less:  Accumulated depreciation                         (31,661)      (27,837)
                                                               94,795        90,793
                                                             $ 99,263      $ 95,178
Liabilities and Partners' Capital
Liabilities
   Accounts payable                                           $ 370         $ 1,499
   Tenant security deposit liabilities                            841           825
   Accrued property taxes                                         713           100
   Other liabilities                                            1,148         1,229
   Due to affiliates (Note C)                                   6,698         2,596
   Mortgage notes payable                                      64,945        65,768
                                                               74,715        72,017
Partners' Capital
   General partner                                                147            133
   Limited partners (199,043.2 units issued and
      outstanding)                                             24,401        23,028
                                                               24,548        23,161
                                                             $ 99,263      $ 95,178

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

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                               2005       2004        2005         2004
Revenues:                                                                       (Restated)
                                                                                 (Note A)
   Rental income                             $ 5,817    $ 5,629     $17,213     $16,305
   Other income                                  499        504       1,477       1,554
   Casualty gain (Note H)                         51         --          51          --
      Total revenues                           6,367      6,133      18,741      17,859
Expenses:
   Operating                                   2,736      2,973       7,966       8,694
   General and administrative                    177        225         589         710
   Depreciation                                1,289      1,318       3,830       3,989
   Interest                                    1,104      1,157       3,371       3,465
   Property taxes                                514        451       1,425       1,317
   Casualty loss (Note H)                         --        427         125         453
      Total expenses                           5,820      6,551      17,306      18,628

Income (loss) from continuing
    operations                                   547       (418)      1,435        (769)
Loss from discontinued operations
    (Notes A and E)                               --        (13)         --      (1,113)
(Loss) gain on sale of discontinued
    operations (Note E)                           --         --         (58)      1,716
Gain on foreclosure of real
    estate (Note B)                               --         --          --         156
Equity in income from investment
    (Note D)                                      10         --          10          17
Net income (loss)                            $   557    $  (431)    $ 1,387     $     7
 Net income (loss) allocated to general
    partner (1%)                             $     6    $    (4)    $    14     $    --
 Net income (loss) allocated to limited
    partners (99%)                               551       (427)      1,373           7
                                             $   557    $  (431)    $ 1,387     $     7
Per limited partnership unit:
Income (loss) from continuing operations        2.72      (2.08)       7.14       (3.82)

Loss from discontinued operations                 --      (0.07)         --       (5.54)
(Loss) gain on sale of discontinued
    operations                                    --         --       (0.29)       8.54
Gain on foreclosure of real estate                --         --          --        0.77
Equity in income from investment                0.05         --        0.05        0.08
Net income (loss) per limited
   partnership unit                          $  2.77    $ (2.15)    $  6.90     $  0.03
Distributions per limited partnership
   unit                                      $    --    $ 11.63     $    --     $ 20.76

         See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                        Limited
                                      Partnership    General      Limited
                                         Units       Partner     Partners      Total

Original capital contributions          200,342.0   $     1      $200,342    $200,343

Partners' capital at
   December 31, 2004, as restated
      (Note A)                          199,043.2   $   133      $ 23,028    $ 23,161

Net income for the nine months
   ended September 30, 2005                    --        14         1,373       1,387

Partners' capital at
   September 30, 2005                   199,043.2  $    147      $ 24,401    $ 24,548

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2005     2004
                                                                          (Restated)
                                                                            (Note A)
Cash flows from operating activities:
  Net income                                                    $ 1,387        $ 7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    3,830       4,126
   Amortization of loan costs, lease commissions and
    mortgage premiums                                               (128)       (155)
   Casualty (gain) loss, net                                          74         453
   Equity in income of investment                                    (10)        (17)
   Loss on sale of discontinued operations                            58      (1,716)
   Loss on early extinguishment of debt                               --       1,161
   Gain on foreclosure of real estate                                 --        (156)
   Change in accounts:
      Receivables and deposits                                       107        (483)
      Other assets                                                  (328)       (501)
      Accounts payable                                               (34)         52
      Tenant security deposit liabilities                             16        (100)
      Accrued property taxes                                         613         193
      Other liabilities                                              (81)       (135)
      Due to affiliates                                             (154)       (200)
       Net cash provided by operating activities                   5,350       2,529

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                   --      12,589
  Net receipts from restricted escrows                               401          43
  Property improvements and replacements                          (9,041)     (3,270)
  Insurance proceeds received                                        232         284
  Receipts on Master Loan                                             --         156
       Net cash (used in) provided by investing activities        (8,408)      9,802
Cash flows from financing activities:
  Distributions to partners                                           --      (4,132)
  Payments on mortgage notes payable                              (1,285)     (1,232)
  Repayment of mortgage note payable                              (3,925)     (7,099)
  Proceeds from mortgage notes payable                             4,600          --
  Prepayment penalties                                                --      (1,527)
  Loan costs paid                                                    (49)         --
  Lease commissions paid                                             (38)         (6)
  Advances from general partner                                    4,933          --
  Repayment of advances from general partner                        (677)         --
       Net cash provided by (used in) financing activities         3,559     (13,996)
Net increase (decrease) in cash and cash equivalents                 501      (1,665)
Cash and cash equivalents at beginning of period                     955       2,417
Cash and cash equivalents at end of period                      $ 1,456       $ 752
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,869      $ 3,789
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 177        $ 868

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $1,272,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 2 for the fiscal year ended December 31, 2004.

The Partnership amended its Form 10-K for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the balance sheet as of December 31, 2004, the statement of operations for the nine months ended September 30, 2004, the statement of cash flows for the nine months ended September 30, 2004 and the partners' capital account at December 31, 2004, have been restated to reflect the correction of these errors in the restated financial statements.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties during the nine months ended September 30, 2004 and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Silverado Apartments and Tates Creek Village Apartments as loss from discontinued operations of approximately $13,000 and $1,113,000 for the three and nine months ended September 30, 2004, respectively, including revenues of approximately $1,043,000 for the nine months ended September 30, 2004.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for detailed disclosure of the Partnership's segments).

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP: Silverado, The Knolls, Indian Creek Village and Tates Creek Village Apartments. In addition, one of the properties held by CCEP was sold in December 2002. On November 10, 2003 the Partnership acquired the four remaining properties held by CCEP:
Plantation Gardens Apartments, Regency Oaks Apartments, The Dunes Apartments, and Palm Lake Apartments. These properties were sold at a foreclosure sale due to CCEP's inability to repay the Master Loan and accrued interest. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. During the nine months ended September 30, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. The results of operations of the eight properties foreclosed on in 2003 and 2002 are reflected in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $913,000 and $926,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $956,000 and $872,000 for the nine months ended September 30, 2005 and 2004, respectively which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $526,000 and $328,000, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

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

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $4,933,000 for expenses at the Partnership's properties, to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments and to fund capital improvements and refinance deposits at The Loft Apartments during the nine months ended September 30, 2005. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and amounted to approximately $299,000 for the nine months ended September 30, 2005. There were no advances to the Partnership or associated interest expense during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $945,000. At September 30, 2005, the amount of the outstanding loans and accrued interest was approximately $6,698,000 and is included in due to affiliates.

Subsequent to September 30, 2005, the Partnership made a payment on the outstanding loans and accrued interest of approximately $1,100,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $290,000 and $282,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investment in Affiliated Partnerships

                                                     Ownership     Investment Balance
Partnership                    Type of Ownership     Percentage    September 30, 2005
                                                                     (in thousands)
Consolidated Capital            Special Limited
  Growth Fund                       Partner            0.40%              $ 12
Consolidated Capital            Special Limited
  Properties III                    Partner            1.85%                 18
Consolidated Capital            Special Limited
  Properties IV                     Partner            1.85%                604
                                                                           $ 634

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2005, the Partnership recognized approximately $10,000 in equity in income from investment related to its allocated share of the income (loss) for the investments. During the nine months ended September 30, 2004, the Partnership recognized approximately $17,000 in equity in income from investment related to its allocated share of the income (loss) for the investments.

Note E - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in loss from discontinued operations for the nine months ended September 30, 2004 are results of the property's operations of a loss of approximately $672,000, including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in loss from discontinued operations for the three months ended September 30, 2004 are results of the property's operations of approximately $13,000. There were no revenues included in loss from discontinued operations during the three months ended September 30, 2004. Included in loss from discontinued operations for the nine months ended September 30, 2004 are results of the property's operations of approximately $441,000, including revenues of approximately $704,000.

During the nine months ended September 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

Note F - Refinancing of Mortgage Note Payable

On August 31, 2005, the Partnership refinanced the mortgage encumbering The Loft Apartments. The refinancing replaced the existing mortgage of approximately $3,925,000 with a new mortgage in the amount of approximately $4,600,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment due at maturity of approximately $4,076,000. The Partnership may not prepay the new mortgage loan prior to October 10, 2007. On or after this date the Partnership may prepay subject to a prepayment penalty. Total capitalized loan costs were approximately $49,000 and are included in other assets. Unamortized loan costs for the prior mortgage of approximately $4,000 were written off and are included in interest expense. As a condition to making the new mortgage loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

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

Segment information for the three and nine months ended September 30, 2005 and 2004 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

      For the three months ended
          September 30, 2005            Residential   Commercial    Other   Totals
Rental income                          $ 5,477       $   340      $    --   $ 5,817
Other income                               462            36            1       499
Casualty gain                               51            --           --        51
Equity in income of investment              --            --           10        10
Interest expense                           912            55          137     1,104
Depreciation                             1,214            75           --     1,289
General and administrative expense          --            --          177       177
Segment profit (loss)                      887           (27)        (303)      557


      For the nine months ended
         September 30, 2005            Residential    Commercial    Other    Totals

Rental income                         $ 16,149       $ 1,064      $    --   $17,213
Other income                             1,372           102            3     1,477
Casualty gain                               51            --           --        51
Equity in income of investment              --            --           10        10
Loss on sale of discontinued
 operations                                (58)           --           --       (58)
Interest expense                         2,900           164          307     3,371
Depreciation                             3,613           217           --     3,830
General and administrative expense          --            --          589       589
Casualty loss                             (125)           --           --      (125)
Segment profit (loss)                    2,392          (122)        (883)    1,387
Total assets                            96,879         1,686          698    99,263
Capital expenditures                     7,841           105           --     7,946


      For the three months ended
          September 30, 2004           Residential  Commercial    Other      Totals
Rental income                            $ 5,267       $ 362       $ --     $ 5,629
Other income                                 457           46         1         504
Casualty loss                               (427)          --        --        (427)
Interest expense                           1,099           56         2       1,157
Depreciation                               1,233           85        --       1,318
General and administrative expenses           --           --       225         225
Loss from discontinued operations            (13)          --        --         (13)
Segment loss                                (126)         (79)     (226)       (431)


      For the nine months ended
         September 30, 2004            Residential  Commercial     Other      Totals
                                                                      (restated)
Rental income                            $15,232      $ 1,073      $ --      $16,305
Other income                               1,453           98           3      1,554
Equity in income from investment              --           --          17         17
Casualty loss                               (453)          --          --       (453)
Interest expense                           3,292          167           6      3,465
Depreciation                               3,773          216          --      3,989
General and administrative expense            --           --         710        710
Gain on sale of investment                 1,716           --          --      1,716
Loss from discontinued operations         (1,113)          --          --     (1,113)
Gain on foreclosure of real estate           156           --          --        156
Segment profit (loss)                      1,121         (418)       (696)         7
Total assets                              90,319        1,710       1,109     93,138
Capital expenditures                       3,423          715          --      4,138

Note H - Casualty Events

During the nine months ended September 30, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004 of which $142,000 was recorded during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the nine months ended September 30, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes of which approximately $34,000 was recorded during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the nine months ended September 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the nine months ended September 30, 2004, the Partnership's investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. There was a casualty loss of approximately $51,000 recorded at Palm Lake Apartments during the nine months ended September 30, 2004. During the fourth quarter of 2004, the casualty loss was reversed and recorded as clean up costs. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

In July 2004 there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $482,000. During the nine months ended September 30, 2004 a casualty loss of approximately $200,000 was recorded as the result of the write off of net fixed assets of approximately $442,000, net of the receipt of insurance proceeds of approximately $242,000. This loss was reversed during the fourth quarter of 2004 due to a revision in the estimated insurance proceeds to be received. During the nine months ended September 30, 2005, there was a casualty gain of approximately $51,000 recorded as a result of the receipt of additional insurance proceeds of approximately $232,000 related to this fire, net of the write off of net fixed assets of approximately $181,000.

During the nine months ended September 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds, which was received subsequent to September 30, 2004.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note J - Redevelopment of Property

One of the Partnership's investment properties, The Knolls Apartments, is currently under redevelopment. Based on current redevelopment plans, the General Partner anticipates the redevelopment, which began in 2004, to be completed during 2005 at a total estimated cost of approximately $8,341,000 of which approximately $5,871,000 was completed as of September 30, 2005. Included in these construction costs are capitalized interest costs of approximately $304,000, capitalized property tax expenses of approximately $11,000 and other construction period operating costs of approximately $19,000 for the nine months ended September 30, 2005.

In addition, The Sterling Apartment Homes is also under redevelopment. Based on current redevelopment plans, the General Partner anticipates the redevelopment, which began in 2004, to be completed during 2007 at a total estimated cost of approximately $24,201,000 of which approximately $1,023,000 was completed as on September 30, 2005.

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

The Partnership's investment properties consist of eight properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Loft Apartments                           87%        86%
        Raleigh, North Carolina
      The Sterling Apartment Homes                  93%        93%
      The Sterling Commerce Center (2)              82%        79%
        Philadelphia, Pennsylvania
      The Knolls Apartments (3)                     52%        84%
         Colorado Springs, Colorado
      Indian Creek Village Apartments (1)           91%        88%
         Overland Park, Kansas
      Plantation Gardens Apartments (1)             97%        91%
         Plantation, Florida
      Palm Lake Apartments (1)                      96%        93%
         Tampa, Florida
      The Dunes Apartments (1)                      97%        94%
         Indian Harbor, Florida
      Regency Oaks Apartments (1)                   97%        93%
         Fern Park, Florida

(1) The General Partner attributes the increase in occupancy at Indian Creek Village Apartments, Plantation Gardens Apartments, Palm Lake Apartments, The Dunes Apartments and Regency Oaks Apartments to an increase in marketing outreach and promotions.

(2) The General Partner attributes the increase in occupancy at The Sterling Commerce Center to improved market conditions.

(3) The General Partner attributes the decrease in occupancy at The Knolls Apartments to a redevelopment project currently in process. The redevelopment project, which began during the fourth quarter of 2004 is scheduled to be completed during the fourth quarter of 2005. The low occupancy for the nine months ended September 30, 2005 was partially due to 57 units not rented due to ongoing redevelopment work.

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $557,000 and $1,387,000 compared to net (loss) income of approximately $(431,000) and $7,000 for the corresponding periods in 2004. The increase in net income for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 is primarily due to an increase in total revenues, a decrease in total expenses and decrease in the loss from discontinued operations during the three and nine months ended September 30, 2004 partially offset by the decrease in gain on the sale of Silverado Apartments and Tates Creek Village Apartments and gain on foreclosure of real estate during the nine months ended September 30, 2004.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in loss from discontinued operations for the nine months ended September 30, 2004 are results of the property's operations of a loss of approximately $672,000, including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment and accrual of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the nine months ended September 30, 2004. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the nine months ended September 30, 2004. Included in loss from discontinued operations for the three months ended September 30, 2004 are results of the property's operations of approximately $13,000. There were no revenues included in loss from discontinued operations during the three months ended September 30, 2004. Included in loss from discontinued operations for the nine months ended September 30, 2004 are results of the property's operations of approximately $441,000, including revenues of approximately $704,000.

During the nine months ended September 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

During the nine months ended September 30, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan which is recognized as gain on foreclosure of real estate.

The Partnership's net income from continuing operations for the three and nine months ended September 30, 2005 was approximately $547,000 and $1,435,000 compared to net loss of approximately $418,000 and $769,000 for the corresponding periods in 2004. The increase in income from continuing operations for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues during the three and nine months ended September 30, 2005 is primarily due to an increase in rental income and casualty gain (as discussed below). The increase in total revenues during the nine months ended September 30, 2005 was partially offset by a decrease in other income. The increase in rental income during the nine months ended September 30, 2005 is primarily due to an increase in average rental rates at seven of the Partnership's properties and occupancy at seven of the Partnership's properties and a decrease in bad debt expense at all of the Partnership's apartment properties, partially offset by a decrease in rental rates at The Sterling Commerce Center and Indian Creek Village Apartments and a decrease in occupancy at The Knolls Apartments. The increase in rental income during the three months ended September 30, 2005 is primarily due to an increase in average rental rates at all of the Partnership's apartment properties and occupancy at four of the Partnership's investment properties, partially offset by a decrease in rental rates at The Sterling Commerce Center and a decrease in occupancy at three of the Partnership's investment properties. The decrease in other income during the nine months ended September 30, 2005 is primarily due to a decrease in lease cancellation fees at The Knolls, Regency Oaks and Plantation Gardens Apartments.

Total expenses decreased during the three and nine months ended September 30, 2005 primarily due to decreases in operating, general and administrative, depreciation and interest expenses and casualty loss, as discussed below, partially offset by an increase in property tax expense. Operating expense decreased primarily due to decreases in property and maintenance expenses. The decrease in property expenses during the nine months ended September 30, 2005 is primarily due to reduced utility expenses at The Sterling Commerce Center and the Sterling Apartment Homes. The decrease in property expense during the nine months ended September 30, 2005 was partially offset by increased salary and related benefit expenses at Plantation Gardens Apartments. The decrease in property expenses during the three months ended September 30, 2005 is primarily due to reduced utility expenses at The Sterling Commerce Center, salary and related benefit expenses at The Knolls Apartments and contract courtesy patrol expenses at The Sterling Commerce Center. Maintenance expense decreased primarily due to a decrease in contract services at most of the Partnership's properties, construction period expenses at The Knolls Apartments that were capitalized as part of the redevelopment project and a decrease in clean up costs incurred during the nine months ended September 30, 2005 from hurricanes in 2004 at Regency Oaks Apartments partially offset by an increase in clean up costs incurred during the nine months ended September 30, 2005 from the 2004 hurricanes at The Dunes Apartments, estimated clean up costs incurred due to hurricane Katrina at Plantation Gardens and casualty cleanup costs incurred at Indian Creek Village Apartments related to a fire that occurred in 2004. Depreciation expense decreased primarily due to capital improvements and replacements becoming fully depreciated at The Sterling Apartment Homes during 2004. Interest expense decreased primarily due to the capitalization of construction period interest at the Knolls Apartments due to the redevelopment project as discussed below. This decrease was partially offset by an increase in interest incurred on advances from affiliates. There were no advances during the nine months ended September 30, 2004. Property tax expense increased due to increases in the assessed values of The Sterling Apartment Homes and Commerce Center and due to a refund received during 2004 at Palm Lake Apartments of prior year taxes. No similar refund was received during the nine months ended September 30, 2005. The increase in property tax expense is also due to additional taxes being recorded during the three months ended September 30, 2005 at Plantation Gardens Apartments as a result of the settlement of an appeal of the appraised value of the property. The appeal was settled during the three months ended September 30, 2005 and the settled appraised value was higher than the amount anticipated.

During the nine months ended September 30, 2004, the Partnership's investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne. The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004 of which $142,000 was recorded during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the nine months ended September 30, 2004, the Partnership's investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes of which approximately $34,000 was recorded during the nine months ended September 30, 2004. During the nine months ended September 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the nine months ended September 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the nine months ended September 30, 2004, the Partnership's investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. There was a casualty loss of approximately $51,000 recorded at Palm Lake Apartments during the nine months ended September 30, 2004. During the fourth quarter of 2004, the casualty loss was reversed and recorded as clean up costs. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

In July 2004 there was a fire at Indian Creek Village Apartments that damaged nine units. The property suffered damages of approximately $482,000. During the nine months ended September 30, 2004 a casualty loss of approximately $200,000 was recorded as the result of the write off of net fixed assets of approximately $442,000, net of the receipt of insurance proceeds of approximately $242,000. This loss was reversed during the fourth quarter of 2004 due to a revision in the estimated insurance proceeds to be received. During the nine months ended September 30, 2005, there was a casualty gain of approximately $51,000 recorded as a result of the receipt of additional insurance proceeds of approximately $232,000 related to this fire, net of the write off of net fixed assets of approximately $181,000.

During the nine months ended September 30, 2004, there was a casualty loss of approximately $26,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net fixed assets of approximately $79,000, net of the receipt of insurance proceeds of approximately $42,000 and a receivable for an additional $11,000 of insurance proceeds, which was received subsequent to September 30, 2004.

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

Liquidity and Capital Resources

At  September  30,  2005,  the  Partnership  had cash and  cash  equivalents  of approximately $1,456,000 compared to approximately $752,000 at September 30, 2004. Cash and cash equivalents increased approximately $501,000 since December 31, 2004 due to approximately $5,350,000 and $3,559,000 of cash provided by operating and financing activities, respectively partially offset by approximately $8,408,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of The Loft Apartments and advances from affiliates partially offset by repayment of mortgage notes payable, principal payments made on the mortgages encumbering the Partnership's properties, repayments of advances from affiliates, lease commissions paid and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvements needs of all its properties for the upcoming year. Certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. In addition, the Partnership has material commitments to complete rehabilitation projects at The Sterling Apartment Homes and The Knolls Apartments. The budget for these two projects for 2005 is approximately $10,566,000. It is anticipated that a substantial portion of the costs associated with the rehabilitation projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Loft Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $412,000 of capital improvements at The Loft Apartments consisting primarily of floor covering replacements, insulation upgrades, asphalt replacement, plumbing upgrades, roof replacement and interior lighting. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2005, the Partnership completed approximately $1,023,000 of capital improvements at The Sterling Apartment Homes and Commerce Center arising from the redevelopment of the property. Additional capital improvements of approximately $195,000 were completed during the nine months ended September 30, 2005 consisting primarily of floor covering replacements, air conditioning upgrades, tenant improvements, and structural improvements. These improvements were funded from operating cash flow, advances from the General Partner and replacement reserves. The redevelopment project, which began in 2004 is scheduled to be completed during 2007. The project budget is approximately $24,201,000. Approximately $2,272,000 of redevelopment costs were incurred in 2004 and approximately $4,329,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. Approximately $300,000 was advanced during the nine months ended September 30, 2005 to pay for redevelopment project costs at this property. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $3,767,000 of capital improvements at The Knolls Apartments arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $304,000, real estate taxes of approximately $11,000 and other construction period expenses of approximately $19,000. Additional capital improvements of approximately $75,000 were completed during the nine months ended September 30, 2005 consisting primarily of interior and exterior building improvements. These improvements were funded from operating cash flow, advances from the General Partner and capital reserves. The redevelopment project, which began in 2004 is scheduled to be completed during 2005. The project budget is approximately $8,341,000. Approximately $2,104,000 of redevelopment costs were incurred in 2004 and approximately $6,237,000 are budgeted for 2005. The Partnership plans to fund these redevelopment expenditures from operating cash flow, partnership reserves and advances from the General Partner. Approximately $3,340,000 was advanced during the nine months ended September 30, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2005. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $1,126,000 of capital improvements at Indian Creek Village Apartments consisting primarily of floor covering and appliance replacements, roof replacement, wood siding and other wood replacement, termite prevention, exterior painting and reconstruction of damages to the property caused by a fire in 2004. These improvements were funded from operating cash flow, advances from the General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $450,000 of capital improvements at Plantation Gardens Apartments consisting primarily of floor covering and appliance replacements, structural improvements, roof replacement, wood replacement and exterior painting. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $339,000 of capital improvements at Palm Lake Apartments consisting primarily of floor covering replacements, roof replacement, exterior painting and wood replacement. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $126,000 of capital improvements at The Dunes Apartments consisting primarily of floor covering replacements, swimming pool decking replacement, air conditioning unit replacements, furniture and fixtures and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $433,000 of capital improvements at Regency Oaks Apartments consisting primarily of floor covering, air conditioning unit and appliance replacements, roof replacement, major landscaping, structural improvements and reconstruction of damages to the property caused by Hurricanes Charlie, Frances and Jeanne. These improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements at the Partnership's properties will be made only to the extent of cash available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $64,945,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $31,040,000 and $4,076,000 during 2008,
2010, and 2012, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                    Nine Months        Per Limited       Nine Months       Per Limited
                Ended September 30,    Partnership   Ended September 30,   Partnership
                       2005               Unit               2004              Unit

Operations            $   --             $   --             $   39             $ 0.20
Sale  (1)                 --                 --              4,093              20.56
Total                 $   --             $   --             $4,132             $20.76

(1) From the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village in June 2004.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,260.10 limited partnership units (the "Units") in the Partnership representing 73.48% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.48% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2005, a 100 point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2005. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2005.

                         Principal Amount by Expected Maturity

                                             Fixed Rate Debt
                            Long-term        Average Interest
                               Debt             Rate 7.25%
                                              (in thousands)

                               2005            $    385
                               2006               1,814
                               2007               1,956
                               2008              21,971
                               2009               1,829
                            Thereafter           35,535
                              Total            $ 63,490

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date:  November 14, 2005

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

      10.36 Purchase and Sale contract between CCIP Tates Creek Village, LLC, a Delaware limited liability company and Tates Creek Investments, LLC, a Michigan limited liability company dated April 13, 2004 for the sale of Tates Creek Village Apartments filed as exhibit 10.36 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

      10.37 Amendment of purchase and sale contract between CCIP Tates Creek Village, LLC and Tates Creek Investments, LLC, dated May 27, 2004 filed as exhibit 10.37 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

      10.38 Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between CCIP Loft, LLC, a Delaware limited liability company and New York Life Insurance Company, filed as exhibit 10.38, to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.**

      10.39 Promissory Note dated August 31, 2005 between CCIP Loft, LLC, a Delaware limited liability company and New York Life Insurance Company, filed as exhibit 10.39 to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.**

      10.40 Guaranty dated August 31, 2005 between AIMCO Properties, L.P., for the benefit of New York Life Insurance Company, filed as exhibit 10.40 to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.**

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

                  **Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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


Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.