Form 10-K
period 2005-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2006-03-31
CIK 352983

_______________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10831

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

(Exact name of registrant as specified in its charter)

California	94-2744492
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Registrant's telephone number    (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X__  No  _

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes []  No[X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

___________________________________________________________________________________

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

As a result of the foregoing, at December 31, 2005, the Partnership owned seven apartment properties one each in North Carolina, Colorado and Kansas, four in Florida and one multiple-use complex in Pennsylvania.  See “Item 2. Properties” below.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

Item 1A.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive.  There are other residential and commercial properties within the market area of the Partnership's properties.  The number and quality of competitive properties, including those residential properties which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the commercial space at the Partnership’s properties and the rents that may be charged for such apartments and space.  While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Segments

Segment data for the years ended December 31, 2005, 2004 and 2003 is included in "Item 8. Financial Statements – Note L" and is an integral part of the Form 10-K.

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

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $14,123,000. This amount represented the estimated fair market value of the remaining properties held by CCEP, less the net liabilities owed by the properties. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,520,000 for the year ended December 31, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership when the properties were foreclosed on during 2003 and 2002.

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2005:

Date of
Property	Acquisition	Type of Ownership	Use

The Loft Apartments	11/19/90	Fee ownership, subject to	Apartment
Raleigh, NC		a first mortgage	184 units

The Sterling Apartment Homes	12/01/95	Fee ownership subject to	Apartment
and Commerce Center		a first mortgage (1)	536 units
Philadelphia, PA			Commercial
110,368 sq ft

The Knolls Apartments	8/09/02	Fee ownership, subject to	Apartment
Colorado Springs, CO		a first mortgage	262 units

Indian Creek Village (2)
Apartments	8/09/02	Fee ownership, subject to	Apartment
Overland Park, KS		a first mortgage	273 units

Plantation Gardens	11/10/03	Fee ownership, subject to	Apartment
Apartments		a first mortgage	372 units
Plantation, FL

Palm Lake	11/10/03	Fee ownership, subject to	Apartment
Apartments		a first mortgage	150 units
Tampa, FL

The Dunes Apartments	11/10/03	Fee ownership, subject to	Apartment
Indian Harbor, FL		a first mortgage	200 units

Regency Oaks	11/10/03	Fee ownership, subject to	Apartment
Apartments		a first mortgage	343 units
Fern Park, FL

(1)

Property is held by a Limited Partnership in which the Partnership ultimately owns a 100% interest.

(2)

The Partnership has determined that its investment property, Indian Creek Village Apartments, met the criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and accordingly, the assets and liabilities of the property have been classified as held for sale at December 31, 2005 and 2004 and the operations of the property have been shown as (loss) income from discontinued operations for the years ended December 31, 2005, 2004 and 2003. Subsequent to December 31, 2005, Indian Creek Village Apartments was sold to a third party.

Schedule of Properties:

Set forth below for each of the Partnership's investment properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2005.

	Gross
	Carrying	Accumulated	Depreciation	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
The Loft
Apartments	$ 8,285	$ 5,443	5-30 yrs	S/L	$ 4,345
The Sterling
Apartment Homes
and Commerce
Center	43,447	20,903	5-30 yrs	S/L	26,425
The Knolls	23,722	1,791	5-30 yrs	S/L	20,917
Plantation
Gardens	20,930	1,410	5-30 yrs	S/L	19,402
Palm Lake	5,081	433	5-30 yrs	S/L	4,592
The Dunes	7,133	690	5-30 yrs	S/L	6,615
Regency Oaks	10,198	1,022	5-30 yrs	S/L	9,562
	$118,796	$31,692			$91,858

See "Note A" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Indian Creek Village Apartments, which are shown as assets held for sale at December 31, 2005, were approximately $13,414,000, $1,301,000 and $11,774,000, respectively.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2005.

	Principal Balance At December 31,				Principal
					Balance
		Interest	Period	Maturity	Due At
Property	2005	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

The Loft Apartments	$ 4,584	5.04%	360 months	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	21,001	6.77%	120 months	10/01/08	19,975
The Knolls
Apartments	8,613	7.78%	240 months	03/01/10	7,105
Plantation Gardens
Apartments	8,445	7.83%	240 months	03/01/10	6,972
Palm Lake Apartments	2,605	7.86%	240 months	02/01/10	2,158
The Dunes Apartments	3,575	7.81%	240 months	02/01/10	2,960
Regency Oaks Apartments	6,637	7.80%	240 months	02/01/10	5,494
	$ 55,460
Unamortized mortgage
premiums	1,099
	$ 56,559				$ 48,740

(1)

See "Item 8. Financial Statements and Supplementary Data – Note D" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)

Fixed rate mortgages

The principal balance and unamortized premium of the mortgage encumbering Indian Creek Village Apartments at December 31, 2005 were approximately $7,618,000 and $286,000, respectively, and are included in liabilities related to assets held for sale.

On August 31, 2005, the Partnership obtained a mortgage loan in the principal amount of $4,600,000 on its investment property, The Lofts Apartments, located in Raleigh, North Carolina.  The existing mortgage loan with an outstanding principal amount of approximately $3,925,000 was repaid with proceeds from the new mortgage loan. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,076,000 due at maturity. The Partnership may not prepay the new mortgage loan prior to October 10, 2007.  On or after this date the Partnership may prepay the outstanding principal balance provided that the Partnership provides at least sixty days prior written notice and pays a prepayment penalty as defined in the loan agreement.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
Property	2005	2004	2005	2004

The Loft Apartments	$ 7,887/unit	$ 7,629/unit	88%	87%
The Sterling Apartment Homes	17,563/unit	16,982/unit	94%	93%
The Sterling Commerce Center	15.44/s.f.	16.02/s.f.	82%	79%
The Knolls Apartments	7,514/unit	7,051/unit	53%	86%
Plantation Gardens Apartments	9,795/unit	9,163/unit	97%	93%
Palm Lake Apartments	8,427/unit	7,740/unit	96%	93%
The Dunes Apartments	8,082/unit	7,316/unit	97%	94%
Regency Oaks Apartments	7,790/unit	7,000/unit	97%	94%

The General Partner attributes the increase in occupancy at Plantation Gardens Apartments, Palm Lake Apartments, The Dunes Apartments and Regency Oaks Apartments to an increase in marketing outreach and promotions.

The General Partner attributes the increase in occupancy at The Sterling Commerce Center to improved market conditions.

The General Partner attributes the decrease in occupancy at The Knolls Apartments to a redevelopment project currently in process. The redevelopment project, which began during the fourth quarter of 2004 is scheduled to be completed during the first quarter of 2006.  The low occupancy for the year ended December 31, 2005 was partially due to an annual average of 33 units not available for rent due to ongoing redevelopment work.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  All of the properties are subject to competition from other residential apartment complexes and commercial properties in the area.  The General Partner believes that all of the properties are adequately insured.  Each apartment complex leases properties for terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  With the exception of The Knolls Apartments and Sterling Apartment Homes and Commerce Center, as discussed below, the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2006 through the maturities of the current leases.

	Number of			% of Gross
	Expirations	Square Feet	Annual Rent	Annual Rent

2006	6	19,499	$297,741	22.89%
2007	4	10,290	270,619	20.80%
2008	5	9,577	165,275	12.70%
2009	1	3,742	52,995	4.07%
2010	6	33,054	404,974	31.13%
2011	1	8,752	109,386	8.41%

One commercial tenant (The Deveraux Foundation) leases 22.6% of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2005 for each property were:

	Billing	Rate
	(in thousands)
The Loft Apartments	$ 92	1.04%
The Sterling Apartment Homes and
Commerce Center	866	8.86%
The Knolls Apartments	53	5.95%
Plantation Gardens Apartments	376	2.20%
Palm Lake Apartments	113	2.21%
The Dunes Apartments	136	2.16%
Regency Oaks Apartments	155	1.79%

Capital Improvements:

The Loft Apartments

During the year ended December 31, 2005, the Partnership completed approximately $458,000 of capital improvements at the property consisting primarily of floor covering replacements, insulation upgrades, asphalt replacement, plumbing upgrades, roof replacement and interior lighting. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2005, the Partnership completed approximately $3,464,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $78,000, real estate taxes of approximately $3,000 and other construction period costs of approximately $4,000. Approximately 2 units were in redevelopment and not in service at December 31, 2005.  Additional capital improvements of approximately $269,000 consisted primarily of floor covering and appliance replacements, air conditioning upgrades, tenant and structural improvements. These improvements were funded from operating cash flow, advances from an affiliate of the General Partner and replacement reserves. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in October 2006 at a total cost of approximately $10,700,000, approximately $2,272,000 of which was completed during 2004. The project is being funded by operating cash flow, partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $4,964,000 for property redevelopment during 2006. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2005, the Partnership completed approximately $5,724,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $394,000, real estate taxes of approximately $15,000 and other construction period costs of approximately $26,000. Approximately eight units were in redevelopment and not in service at December 31, 2005. Additional capital improvements of approximately $88,000 consisted primarily of water and sewer upgrades and interior and exterior building improvements. These improvements were funded from operating cash flow, advances from an affiliate of the General Partner and capital reserves. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in February 2006 at a total cost of approximately $8,542,000, approximately $2,104,000 of which was completed during 2004. The project is being funded by operating cash flow and advances from an affiliate of the General Partner.  Approximately $3,880,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $714,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,238,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, roof replacement, wood siding and other wood replacement, heating upgrades, termite prevention, exterior painting and reconstruction of damages to the property caused by a fire in 2004. These improvements were funded from operating cash flow, advances from an affiliate of the General Partner and insurance proceeds. This property is shown as held for sale at December 31, 2005.

Plantation Gardens Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,435,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, structural improvements, roof replacement, wood replacement, air conditioning upgrades, exterior painting and reconstruction of damages to the property caused by Hurricanes Katrina and Wilma. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the year ended December 31, 2005, the Partnership completed approximately $365,000 of capital improvements at the property consisting primarily of floor covering replacements, wood replacement, roof replacement and exterior painting. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the year ended December 31, 2005, the Partnership completed approximately $156,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, swimming pool decking replacement, air conditioning unit replacements, furniture and fixtures, plumbing upgrades and reconstruction of damages to the property caused by Hurricane Jeanne. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2005, the Partnership completed approximately $536,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit and appliance replacements, roof replacement, major landscaping, structural improvements and reconstruction of damages to the property caused by Hurricanes Charlie, Frances and Jeanne. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000.  The Partnership currently has 8,616 holders of record owning an aggregate of 199,043.2 Units.  Affiliates of the General Partner owned 146,406 units or 73.55% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003, 2004 and 2005:

Distributions
Per Limited
	Aggregate	Partnership Unit
(in thousands)

01/01/03 – 12/31/03	$ 3,424 (1)	$ 17.11

01/01/04 – 12/31/04	4,132 (2)	20.76

01/01/05 – 12/31/05	--	--

(1)

Consists of approximately $1,793,000 of cash from operations and approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

(2)

Consists of approximately $39,000 of cash from operations and approximately $4,093,000 of cash from sales proceeds from the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements" for information relating to planned capital improvement expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,406 Units in the Partnership representing 73.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.55% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership.  This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

	FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENTS OF OPERATIONS		(Restated)	(Restated)	(Restated)
	(in thousands, except per unit data)

Total revenues	$ 23,117	$ 22,100	$ 13,695	$ 12,692	$ 15,484
Total expenses	(21,579)	(21,926)	(14,030)	(11,608)	(11,582)
Reduction in provision
for impairment loss	--	--	--	--	3,176
Income (loss) from continuing
operations	1,538	174	(335)	1,084	7,078
(Loss) income from discontinued
operations	(36)	(1,095)	401	403	--
(Loss) gain on sale of
discontinued operations	(58)	1,716	--	--	--
Gain on foreclosure of
real estate	--	156	839	1,562	--
Equity in income of investment	16	18	1,029	--	--
Net income	$ 1,460	$ 969	$ 1,934	$ 3,049	$ 7,078
Net income per Limited
Partnership Unit	$ 7.26	$ 4.82	$ 9.62	$ 15.17	$ 35.20

Distributions per Limited
Partnership Unit	$ --	$ 20.76	$ 17.11	$ 17.79	$ 78.83
Limited Partnership Units
outstanding	199,043.2	199,043.2	199,043.2	199,043.2	199,045.2

	AS OF DECEMBER 31,
BALANCE SHEETS	2005	2004	2003	2002	2001

	(in thousands)

Total assets	$102,077	$ 95,178	$105,012	$ 83,062	$ 56,089

Mortgage notes payable	$ 56,559	$ 57,544	$ 66,675	$ 43,853	$ 26,457

The comparability of the information above has been affected by the foreclosure of the eight CCEP properties.  See “Item 1. Description of Business” for further information.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties on March 31, 2004 and June 28, 2004, respectively, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the information above for the years ending December 2004, 2003, and 2002 reflect the operations of Silverado and Tates Creek Village Apartments as (loss) income from discontinued operations. These two properties were acquired by the Partnership during 2002, so the information for the year ended December 31, 2001 was not impacted.

The Partnership has determined that its investment property, Indian Creek Village Apartments, has met the criteria of SFAS No. 144 and the assets and liabilities of the property have been reclassified as held for sale. Accordingly, the information above for the years ended December 31, 2005, 2004, 2003, and 2002 reflect the operations of Indian Creek Village Apartments as (loss) income from discontinued operations. This property was acquired by the Partnership during 2002, so the information for the year ended December 31, 2001 was not impacted. Subsequent to December 31, 2005 the Partnership sold Indian Creek Village Apartments to a third party.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

2005 Compared to 2004

The Partnership’s net income for the year ended December 31, 2005 was approximately $1,460,000 compared to net income of approximately $969,000 for the corresponding period in 2004. The increase in net income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily due to an increase in total revenues, a decrease in total expenses and a decrease in the loss from discontinued operations partially offset by the decrease in gain on the sale of Silverado Apartments and Tates Creek Village Apartments and the decrease in gain on foreclosure of real estate.

The Partnership has determined that its investment property, Indian Creek Village Apartments, met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the assets and liabilities of the property have been classified as held for sale at December 31, 2005 and 2004.  Accordingly, the accompanying consolidated statements of operations, at “Item 8. Financial Statements and Supplementary Data”, for the years ended December 31, 2004 and 2003 have been restated as of January 1, 2003 to reflect the operations of Indian Creek Village Apartments as income from discontinued operations of approximately $18,000 and $174,000 for the years ended December 31, 2004 and 2003, including revenues of approximately $2,023,000 and $2,122,000, respectively. The operations of Indian Creek Village Apartments for the year ended December 31, 2005 were a loss of approximately $36,000 and include approximately $2,154,000 of revenues generated by the property. Subsequent to

December 31, 2005 the Partnership sold Indian Creek Village Apartments to a third party.

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004.  Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 are results of the property’s operations of approximately $(672,000) and $119,000, respectively, including revenues of approximately $339,000 and $1,411,000, respectively.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 are results of the property’s operations of approximately $(441,000) and $108,000, respectively, including revenues of approximately $704,000 and $1,379,000, respectively.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan which is recognized as gain on foreclosure of real estate.

The Partnership’s income from continuing operations for the year ended December 31, 2005 was approximately $1,538,000 compared to income from continuing operations of approximately $174,000 for the corresponding period in 2004. The increase in income from continuing operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues during the year ended December 31, 2005 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income during the year ended December 31, 2005 is primarily due to an increase in the average rental rates and occupancy at six of the Partnership’s properties and a decrease in bad debt expense at six of the Partnership’s properties, partially offset by a decrease in rental rate at The Sterling Commerce Center and a decrease in occupancy at The Knolls Apartments. The decrease in other income during the year ended December 31, 2005 is primarily due to a decrease in lease cancellation fees at the Sterling Apartment Homes, The Knolls, Regency Oaks and Plantation Gardens Apartments.

Total expenses decreased during the year ended December 31, 2005 primarily due to decreases in operating and interest expenses and casualty loss, (as discussed below) partially offset by increases in general and administrative and property tax expenses. Operating expense decreased primarily due to decreases in property and maintenance expenses. Property expenses decreased primarily due to reduced utility expenses at The Sterling Commerce Center and the Sterling Apartment Homes, partially offset by increased salary and related benefit expenses at Plantation Gardens Apartments. Maintenance expense decreased primarily due to a decrease in contract services at most of the Partnership’s properties, construction period expenses at The Knolls Apartments that were capitalized as part of the redevelopment project partially offset by an increase in estimated clean up costs incurred during the year ended December 31, 2005 due to hurricanes Katrina and Wilma at Plantation Gardens, hurricane Wilma at The Dunes Apartments and cleanup costs from the 2004 hurricanes at The Dunes Apartments, partially offset by a decrease in clean up costs incurred during the year ended December 31, 2005 from hurricanes in 2004 at Regency Oaks and Palm Lake Apartments.  Interest expense decreased primarily due to the capitalization of construction period interest at the Knolls Apartments and the Sterling Apartment Homes due to the redevelopment projects as discussed below. The decrease in interest expense is also due to declining balances on the mortgage notes encumbering the Partnership’s properties due to regularly scheduled principal payments, partially offset by an increase in interest incurred on advances from affiliates. Property tax expense increased due to increases in the assessed values of The Sterling Apartment Homes and Commerce Center, Plantation Gardens, Palm Lake and The Dunes Apartments, partially offset by a decrease in the assessed value of Regency Oak Apartments and a refund received during 2004 at Palm Lake Apartments of prior year taxes. No similar refund was received during the year ended December 31, 2005. The increase in property tax expense is also due to additional taxes recorded during the year ended December 31, 2005 at Plantation Gardens Apartments as a result of the settlement of appeals of the appraised value of the property. The appeal was settled during the year ended December 31, 2005 and the settled appraised value was higher than the amount anticipated.

During December 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  As of December 31, 2005, the Partnership estimates damages to be approximately $63,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to estimated repairs and no loss will result from this event.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred, of approximately $2,760,000, are expected to be covered by insurance proceeds and no loss will result from this event.  In addition, the Partnership estimates clean up costs from the hurricane will be approximately $250,000.  These costs were not covered by insurance proceeds and are included in operating expenses.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments sustained damages from Hurricane Wilma.  The Partnership estimates clean up costs from the hurricane will be approximately

$30,000.  These costs were not covered by insurance proceeds and are included in operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the year ended December 31, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs are not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate is included as a reduction of operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the year ended December 31, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the year ended December 31, 2004, there was a casualty loss of approximately $25,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net property improvements and replacements of approximately $79,000, partially offset by insurance proceeds of approximately $54,000.

During the year  ended December 31, 2004, the Partnership’s investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. The damages incurred were estimated to be approximately $51,000 and were recorded as clean up costs during 2004. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,200. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional insurance proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of net property improvements and replacements of approximately $181,000. This casualty gain is included in loss from discontinued operations for the year ended December 31, 2005.

General and administrative expenses increased primarily due to an increase in business privilege taxes paid to the City of Philadelphia partially offset by a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

2004 Compared to 2003

The Partnership’s net income for the year ended December 31, 2004 was approximately $969,000 compared to net income of approximately $1,934,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to an increase in loss from discontinued operations, a decrease in equity in income from investments and a decrease in gain on foreclosure of real estate recorded in 2004 as discussed below, partially offset by the increase in income from continuing operations and a gain on sale of Silverado and Tates Creek Village Apartments during the year ended December 31, 2004 as discussed below.

The decrease in equity in income from investments for the year ended December 31, 2004 is due to a decrease in the recognition of the Partnership's share of distributions received and recognized as earnings from affiliated partnerships in excess of investment balance during the year ended December 31, 2004. The Partnership assumed investments in three affiliated partnerships during the foreclosure of investment properties from Consolidated Capital Equity Properties (“CCEP”) as discussed below. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the year ended December 31, 2004, the Partnership recognized approximately $18,000 in equity in income from investments related to its allocated share of the income (loss) for the investments. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the distribution related to the sale of three properties in Consolidated Capital Growth Fund, an affiliated limited partnership in which the Partnership held a special limited partner interest. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $45,000 related to its allocated share of the income (loss) for the investments.

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

The Partnership recognized income from continuing operations for the year ended December 31, 2004 of approximately $174,000 compared to a loss from continuing operations of approximately $335,000 for the corresponding period in 2003. The increase in income from continuing operations for the year ended December 31, 2004, is due to an increase in total revenues partially offset by an increase in total expenses. The increases in total revenues and total expenses is largely due to the acquisition at a foreclosure sale of four properties (Plantation Gardens, Palm Lake, The Dunes and Regency Oaks Apartments) during November 2003. These properties were acquired at a foreclosure sale due to CCEP's inability to repay the Master Loan to the Partnership and accrued interest. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  The foreclosure process on the above four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the fourth quarter of 2003. During the year ended December 31, 2004 the Partnership recognized a gain on foreclosure of real estate of approximately $156,000. The gain on the foreclosure was primarily the result of CCEP’s remaining funds being sent to the Partnership as a final payment on the Master Loan. CCEP’s remaining funds were primarily a refund of reimbursement of accountable administrative expenses from an affiliate of the General Partner. During the year ended December 31, 2003 the Partnership recognized a gain on foreclosure of approximately $839,000 which was the excess of the actual fair market value of the properties at the time of the foreclosure sale over the value of the Master Loan balance collateralized by the properties.

For the year ended December 31, 2004, the four properties foreclosed in 2003 had income of approximately $188,000, which includes revenues of approximately $8,587,000 compared to income of approximately $107,000, which includes revenues of approximately $683,000, for the corresponding period of 2003. Excluding the operations of the properties foreclosed in 2003, the Partnership’s net income from continuing operations, including equity income from investment, for the year ended December 31, 2004 was approximately $40,000 compared to net income from continuing operations, including equity income from investment, for the year ended December 31, 2003 of approximately $935,000. The decrease in net income from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 is due to a decrease in equity income from investment, as discussed above, and an increase in total expenses partially offset by an increase in total revenues.

Total expenses, exclusive of the properties foreclosed in 2003, increased during the year ended December 31, 2004 primarily due to an increase in operating and property tax expenses, partially offset by decreases in interest, depreciation and general and administrative expenses. Operating expenses increased primarily due to an increase in property expenses. Property expenses increased primarily due to an increase in utility expenses at The Sterling Commerce Center, The Sterling Apartment Homes, and The Knolls Apartments and an increase in salaries and other related benefits at The Knolls Apartments, and The Loft Apartments and The Sterling

Commerce Center. Interest expense decreased due to principal payments made on the mortgage notes encumbering the Partnership’s properties and a decrease in interest paid for advances from the General Partner. Depreciation expense decreased due to assets becoming fully depreciated at The Sterling Apartment Homes.

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

Total revenues increased for the year ended December 31, 2004 due to an increase in rental and other income partially offset by a decrease in casualty gain (as discussed below). Rental income increased due to increases in occupancy at The Sterling Commerce Center, The Loft Apartments and The Knolls Apartments and increased average rental rates at The Sterling Apartment Homes, partially offset by reduced average rental rates at The Sterling Commerce Center, The Loft Apartments and The Knolls Apartments and reduced occupancy at The Sterling Apartment Homes.

During the year ended December 31, 2003, there was a casualty gain of approximately $25,000 recorded at The Sterling Apartment Homes related to an electrical fire that damaged two units. This gain was the result of the receipt of insurance proceeds of approximately $73,000, net of the write off of undepreciated damaged assets of approximately $48,000.

During the year ended December 31, 2003, there was a casualty loss of approximately $8,000 recorded at Tates Creek Village Apartments related to an ice storm which resulted in major landscaping damage which is included in (loss) income from discontinued operations. The loss was the result of the receipt of insurance proceeds of approximately $39,000, net of the write off of undepreciated damaged assets of approximately $47,000.

Capital Resources and Liquidity

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $435,000 compared to approximately $955,000 at December 31, 2004.  Cash and cash equivalents decreased approximately $520,000 since December 31, 2004 due to approximately $12,652,000 of cash used in investing activities, partially offset by approximately $7,971,000 and $4,161,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders and insurance proceeds received. Cash provided by financing activities consisted of proceeds from the refinancing of The Loft Apartments and advances from affiliates of the General Partner partially offset by repayment of mortgage note payable, principal payments made on the mortgages encumbering the Partnership’s properties, repayments of advances from affiliates of the General Partner, lease commissions paid and the payment of loan costs.  The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the year ended December 31, 2003, the Partnership received approximately $15,000 in principal payments on the Master Loan representing proceeds received from the sale of Society Park Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvements needs of its properties. The Partnership currently expects to budget approximately $5,678,000 for 2006 related to redevelopment projects at The Sterling Apartments Homes and The Knolls Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

It is anticipated that a substantial portion of the costs associated with the redevelopment projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2005, the Partnership obtained a mortgage loan in the principal amount of $4,600,000 on its investment property, The Lofts Apartments, located in Raleigh, North Carolina.  The existing mortgage loan with an outstanding principal amount of approximately $3,925,000 was repaid with proceeds from the new mortgage loan. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,076,000 due at maturity. The Partnership may not prepay the new mortgage loan prior to October 10, 2007.  On or after this date the Partnership may prepay the outstanding principal balance provided that the Partnership provides at least sixty days prior written notice and pays a prepayment penalty as defined in the loan agreement.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $56,559,000 requires monthly payments of principal and interest, and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003, 2004 and 2005 (in thousands, except per unit data):

Distributions
Per Limited
	Aggregate	Partnership Unit

01/01/03 – 12/31/03	$ 3,424 (1)	$ 17.11

01/01/04 – 12/31/04	4,132 (2)	20.76

01/01/05 – 12/31/05	--	--

(1)

Consists of approximately $1,793,000 of cash from operations and approximately $1,631,000 of cash from sales proceeds from CCEP for sale of Society Park Apartments.

(2)

Consists of approximately $39,000 of cash from operations and approximately $4,093,000 of cash from sales proceeds from the sale of Silverado Apartments in March 2004 and the sale of Tates Creek Village Apartments in June 2004.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,406 Units in the Partnership representing 73.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.55% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the year ended December 31, 2003, the Partnership received approximately $15,000 in principal payments on the Master Loan representing proceeds received from the sale of Society Park Apartments.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership

believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless the carrying amount of the asset is not recoverable, and the investment properties foreclosed upon in the third quarter of 2002 and fourth quarter of 2003 were recorded at fair market value at the time of the foreclosures. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Item 7a.

Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at December 31, 2005, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $555,000.

The following table summarizes the Partnership's debt obligations at December 31, 2005.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $56,765,000.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.22%
(in thousands)
2006	$ 1,534
2007	1,652
2008	21,616
2009	1,474
2010	24,960
Thereafter	4,224
Total	$55,460

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004 (restated)

Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 (restated) and 2003 (restated)

Consolidated Statements of Changes in Partners' Capital for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2005	2004
		(Restated)
Assets
Cash and cash equivalents	$ 435	$ 955
Receivables and deposits	629	1,155
Restricted escrows	237	662
Other assets	919	989
Investment in affiliated partnerships (Note J)	640	624

Investment properties (Notes D and F):
Land	16,389	16,389
Buildings and related personal property	102,407	90,073
	118,796	106,462
Less accumulated depreciation	(31,692)	(26,987)
	87,104	79,475
Assets held for sale (Note A)	12,113	11,318
	$102,077	$ 95,178
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 2,926	$ 1,499
Tenant security deposit liabilities	802	785
Accrued property taxes	56	53
Other liabilities	1,137	1,177
Due to affiliates (Note E)	7,927	2,596
Mortgage notes payable (Note D)	56,559	57,544
Liabilities related to assets held for sale (Note A)	8,049	8,363
	77,456	72,017
Partners' Capital
General partner	148	133
Limited partners (199,043.2 units issued and
outstanding)	24,473	23,028
	24,621	23,161
	$102,077	$ 95,178

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004	2003
Revenues:		(Restated)	(Restated)
Rental income	$ 21,320	$ 20,194	$ 12,708
Other income	1,797	1,906	962
Casualty gain (Note K)	--	--	25
Total revenues	23,117	22,100	13,695

Expenses:
Operating	10,054	10,409	5,954
General and administrative	918	857	1,151
Depreciation	4,713	4,766	3,302
Interest	3,913	4,061	2,770
Property taxes	1,851	1,566	853
Casualty losses (Note K)	130	267	--

Total expenses	21,579	21,926	14,030

Income (loss) from continuing operations	1,538	174	(335)
(Loss) income from discontinued operations
(Notes A & G)	(36)	(1,095)	401
(Loss) gain on sale of discontinued operations
(Note G)	(58)	1,716	--
Gain on foreclosure of real estate (Note C)	--	156	839
Equity in income from investments (Note J)	16	18	1,029

Net income (Note B)	$ 1,460	$ 969	$ 1,934

Net income allocated to general partner (1%)	$ 15	$ 10	$ 19

Net income allocated to limited partners (99%)	1,445	959	1,915

	$ 1,460	$ 969	$ 1,934

Per limited partnership unit:
Income (loss) from continuing operations	$ 7.65	$ 0.88	$ (1.66)
(Loss) income from discontinued operations	(0.18)	(5.45)	1.99
(Loss) gain on sale of discontinued operations	(0.29)	8.54	--
Gain on foreclosure of real estate	--	0.77	4.17
Equity in income of investment	0.08	0.08	5.12

Net income per limited partnership unit	$ 7.26	$ 4.82	$ 9.62

Distributions per limited partnership unit	$ --	$ 20.76	$ 17.11

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2002	199,043.2	$ 122	$ 27,692	$ 27,814

Distributions to partners	--	(18)	(3,406)	(3,424)

Net income for the year ended
December 31, 2003	--	19	1,915	1,934

Partners’ capital at
December 31, 2003	199,043.2	123	26,201	26,324

Distributions to partners	--	--	(4,132)	(4,132)

Net income for the year ended
December 31, 2004	--	10	959	969

Partners’ capital at
December 31, 2004	199,043.2	133	23,028	23,161

Net income for the year ended
December 31, 2005	--	15	1,445	1,460

Partners’ capital at
December 31, 2005	199,043.2	$ 148	$ 24,473	$ 24,621

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$ 1,460	$ 969	$ 1,934
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on foreclosure of real estate	--	(156)	(839)
Depreciation	5,164	5,300	4,056
Amortization of loan costs, lease commissions and
mortgage premiums	(169)	(190)	(68)
Equity in income from investment	(16)	(18)	(1,029)
Loss (gain) on sale of discontinued operations	58	(1,716)	--
Loss on early extinguishment of debt	--	1,161	--
Casualty loss (gain)	71	267	(17)
Change in accounts:
Receivables and deposits	277	(539)	347
Other assets	59	(111)	(90)
Accounts payable	1,037	(108)	(146)
Tenant security deposit liabilities	11	(139)	(6)
Accrued property taxes	17	(464)	(328)
Due to affiliates	44	(50)	912
Other liabilities	(42)	(270)	(106)
Net cash provided by operating activities	7,971	3,936	4,620
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	12,589	--
Property improvements and replacements	(13,343)	(6,658)	(1,472)
Acquisition costs paid	--	--	(523)
Insurance proceeds received	266	284	112
Net receipts from restricted escrows	425	260	192
Receipts on Master Loan	--	156	15
Distributions from affiliated partnerships	--	--	1,048
Net cash (used in) provided by investing activities	(12,652)	6,631	(628)
Cash flows from financing activities:
Distributions to partners	--	(4,132)	(3,424)
Payments on mortgage notes payable	(1,697)	(1,655)	(1,128)
Repayment of mortgage note payable	(3,925)	(7,099)	--
Proceeds from mortgage note payable	4,600	--	--
Prepayment penalties	--	(1,527)	--
Lease commissions paid	(38)	(7)	(198)
Loan costs paid	(66)	--	--
Advances from general partner	6,961	2,391	31,498
Repayment of advances from general partner	(1,674)	--	(31,498)
Net cash provided by (used in) financing activities	4,161	(12,029)	(4,750)
Net decrease in cash and cash equivalents	(520)	(1,462)	(758)
Cash and cash equivalents at beginning of year	955	2,417	3,175
Cash and cash equivalents at end of year	$ 435	$ 955	$ 2,417
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 5,090	$ 5,087	$ 4,135
Supplemental disclosure of non-cash activity:
Property improvements and replacements
in accounts payable	$ 1,662	$ 1,272	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2003, Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments were purchased at a foreclosure sale by the Partnership.

In connection with the transactions above, the following accounts were adjusted by the non-cash amounts in 2003 as follows:

2003

Receivables and deposits	$ (258)
Investment in Master Loan
to affiliates	14,129
Other assets	(205)
Investment properties	(38,901)
Accounts payable	181
Tenant security deposit
liabilities	281
Accrued property taxes	566
Due to affiliates	(657)
Other liabilities	197
Mortgage notes payable	23,828
Gain on foreclosure of
real estate	$ (839)

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003 reflect the operations of Silverado Apartments and Tates Creek Village Apartments as (loss) income from discontinued operations due to their sale in 2004.  Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003, are results of the two properties operations of approximately ($1,113,000) and $227,000, respectively, which includes combined revenues of approximately $1,043,000 and $2,790,000. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Indian Creek Village Apartments as (loss) income from discontinued operations as the property meets the SFAS No. 144 criteria to be classified as held for sale at December 31, 2005.  The operations of Indian Creek Village Apartments for the years ended December 31, 2005, 2004 and 2003 were a loss of approximately $36,000, income of approximately $18,000 and $174,000, respectively, and include approximately $2,154,000, $2,023,000, and $2,122,000, respectively, of revenues generated by the property.  The assets and liabilities of the property are shown as held for sale on the accompanying consolidated balance sheets.

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

Net Income Per Limited Partnership Unit:  Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year.  Per Unit information has been computed based on 199,043.2 Units for 2005, 2004 and 2003.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $343,000 and $794,000 at December 31, 2005 and 2004, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:  At the time of the 1995 refinancing of The Loft, approximately $60,000 of the proceeds were designated for a Replacement Reserve Fund for certain capital replacements at the property.  Additionally, monthly deposits were required pursuant to the mortgage agreement. At December 31, 2004, the balance in this reserve was approximately $103,000.  The escrow was released during 2005 in conjunction with the refinancing.

In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a replacement reserve fund designated for repairs and replacements at the property.   As of December 31, 2005 and 2004, the balances were approximately $237,000 and $264,000, respectively.

At the time of refinancing of The Knolls in September 2000, approximately $505,000 of the proceeds were designated for a replacement reserve fund for certain capital replacements.  At December 31, 2004 the balance in the replacement reserve fund was approximately $295,000. The remaining balance in the replacement reserve fund was used to fund capital replacements in 2005.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987.  As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years and (2) personal property additions over 5 years.

Deferred Costs: As of December 31, 2005 and 2004, loan costs of approximately $514,000 and $569,000, respectively, less accumulated amortization of approximately $327,000 and $389,000 respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $55,000 and $57,000 for the years ended December 31, 2005 and 2004, respectively, and is included in interest expense. Amortization expense is expected to be approximately $54,000 for each of the years 2006 and 2007, approximately $43,000 for 2008 and approximately $9,000 for each of the years 2009 and 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization expense was approximately $59,000 and $56,000 for the years ended December 31, 2005 and 2004, respectively and is included in operating expenses and loss from discontinued operations. At December 31, 2005 and 2004, capitalized lease commissions totaled approximately $393,000 and $386,000, respectively, with accumulated amortization of approximately $187,000 and $159,000, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties: Investment properties consist of six apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures in 2002 and 2003.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $472,000, property taxes of approximately $18,000 and operating costs of approximately $30,000, respectively. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2004 and 2003. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005, 2004, and 2003.

Discontinued Operations: The Partnership considers investment property held for sale when criteria established by SFAS No. 144 are met.  The significant components of SFAS No. 144 criteria for classification as held for sale include the approval of the sale by the General Partner, and limited partners if required by the Partnership Agreement, the investment property is available for immediate sale and the close of the sale is probable within one year.  The Partnership believes the satisfaction of these conditions usually occurs when a purchase and sale contract is executed, but may in some instances occur prior to that and in some instances be delayed until the actual close of the sale of the investment property.

The Partnership entered into a contract with a third party to sell Indian Creek Village Apartments during 2005.  Accordingly the assets and liabilities related to the property are classified as held for sale on the balance sheet as of December 31, 2005 and 2004 and the operating results of the property are presented in discontinued operations on the consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003. The Partnership does not record depreciation on an investment property classified as held for sale; however, depreciation expense recorded prior to its classification as held for sale is included in discontinued operations. The net gain on sale is presented in discontinued operations when recognized. Subsequent to December 31, 2005, Indian Creek Village Apartments was sold to a third party.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $56,765,000.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  See "Note L" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $413,000, $449,000 and $273,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were charged to operating expense and (loss) income from discontinued operations.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2005	2004	2003
Net income as reported	$ 1,460	$ 969	$ 1,934
Add (deduct):
Deferred revenue and other liabilities	47	(450)	67
Depreciation differences	(191)	416	306
Accrued expenses	(27)	(10)	22
Interest income	--	--	1,975
Casualty	(16)	--	--
Gain on foreclosure	--	--	(839)
Other	15	330	573

Federal taxable income	$ 1,288	$ 1,255	$ 4,038
Federal taxable income per
limited partnership unit	$ 6.41	$ 6.24	$ 20.08

The following is reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2005	2004

Net assets as reported	$ 24,621	$ 23,161
Land and buildings	(16)	508
Accumulated depreciation	4,427	4,627
Syndication fees	22,500	22,500
Other	5,015	4,463
Net assets – Federal tax basis	$ 56,547	$ 55,259

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center ($220,000, $86,000 and $90,000 for 2005, 2004 and 2003, respectively), which are included in general and administrative expense, the Partnership established a deferred tax asset in the amount of approximately $352,000 and $316,000 for 2005 and 2004.  The Partnership has established valuation allowances in the amount of $352,000 and $316,000, for 2005 and 2004, respectively, against the deferred tax asset, as the Partnership believes it is more likely than not that the deferred tax asset will not be realized.

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

The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties.  The results of operations of the four properties foreclosed on in 2002 are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003. The results of operations for the four properties foreclosed on in November 2003 are included in the years ended December 31, 2005 and 2004 and 2003.

The following table sets forth the Partnership's non-cash activities during the years ended December 31, 2005, 2004 and 2003 with respect to the foreclosures of Plantation Gardens, Palm Lake, The Dunes and Regency Oak Apartments in 2003:

	2005	2004	2003
Investment properties (a)	$ --	--	$ 38,901
Mortgage notes payable (b)	--	--	(23,828)
Master loan, net of allowance (c)	--		(14,129)
Other assets received, net of
other liabilities assumed	--	156	(105)

Gain on foreclosure of real estate	$ --	$ 156	$ 839

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

(c)

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

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan. During the year ended December 31, 2003 the Partnership received approximately $15,000 in principal payments on the Master Loan representing proceeds received from the sale of Society Park Apartments.

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment			Balance
			(including	Interest	Maturity	Due At
Property	2005	2004	interest)	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Loft Apartments	$ 4,584	$ 3,983	$ 25	5.04%	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	21,001	21,340	149	6.77%	10/01/08	19,975
The Knolls Apartments	8,613	8,908	81	7.78%	03/01/10	7,105
Plantation Gardens
Apartments	8,445	8,733	80	7.83%	03/01/10	6,972
Palm Lake Apartments	2,605	2,695	25	7.86%	02/01/10	2,158
The Dunes Apartments	3,575	3,698	34	7.81%	02/01/10	2,960
Regency Oaks
Apartments	6,637	6,866	63	7.80%	02/01/10	5,494
	$55,460	$56,223
Unamortized mortgage
loan premium	1,099	1,321
	$56,559	$57,544	$457			$48,740

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include  prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2005, the Partnership obtained a mortgage loan in the principal amount of $4,600,000 on its investment property, The Lofts Apartments, located in Raleigh, North Carolina.  The existing mortgage loan with an outstanding principal amount of approximately $3,925,000 was repaid with proceeds from the new mortgage loan. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,076,000 due at maturity. The Partnership may not prepay the new mortgage loan prior to October 10, 2007.  On or after this date the Partnership may prepay the outstanding principal balance provided that the Partnership provides at least sixty days prior written notice and pays a prepayment penalty as defined in the loan agreement.

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages.  The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $1,099,000 is net of accumulated amortization of approximately $522,000. The mortgage premiums are being amortized over the remaining lives of the loans.  Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

Mortgage Notes

2006	$ 1,534
2007	1,652
2008	21,616
2009	1,474
2010	24,960
Thereafter	4,224
Total	$55,460

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,243,000, $1,248,000 and $948,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations. At December 31, 2005 approximately $6,000 of these fees remain unpaid and are included in due to affiliates.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,282,000, $930,000 and $717,000 for the years ended December 31, 2005, 2004 and 2003, respectively which is included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in assets held for sale and investment properties for the years ended December 31, 2005, 2004, and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $712,000, $269,000 and $46,000, respectively. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note M"). At December 31, 2005, approximately $140,000 of the accountable administrative expenses remain unpaid and are included in due to affiliates. The unpaid balance of approximately $140,000 was paid subsequent to December 31, 2005.

In connection with the sale of Silverado Apartments on March 31, 2004 (see “Note G”), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,961,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2% (9.25% at December 31, 2005) and amounted to approximately $453,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,044,000. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $7,781,000 and is included in due to affiliates. Subsequent to December 31, 2005, the General Partner advanced the Partnership approximately $3,665,000 for expenses at Plantation Gardens, The Knolls, The Loft, The Dunes and The Sterling Apartments and for redevelopment at The Sterling and The Knolls Apartments, and capital expenditures at The Dunes Apartments. Subsequent to December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,401,000.

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

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire the last four properties held by CCEP at a foreclosure sale (See “Note C”). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005, 2004 and 2003 the Partnership was charged by AIMCO and its affiliates approximately $301,000, $282,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,406 Units in the Partnership representing 73.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.55% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

Investment Properties		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Loft Apartments	$ 4,584	$ 1,053	$ 4,147	$ 3,085
The Sterling Apt Homes
and Commerce Center	21,001	2,567	12,341	28,539
The Knolls Apartments	8,613	4,318	10,682	8,722
Plantation Gardens
Apartments	8,445	4,046	15,217	1,667
Palm Lake Apartments	2,605	989	3,369	723
The Dunes Apartments	3,575	1,449	5,427	257
Regency Oaks Apartments	6,637	2,024	6,902	1,272
Total	$55,460	$16,446	$58,085	$ 44,265

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
The Loft	$ 997	$ 7,288	$ 8,285	$ 5,443	11/19/90	5-30
The Sterling	2,567	40,880	43,447	20,903	12/01/95	5-30
The Knolls	4,318	19,404	23,722	1,791	08/09/02	5-30
Plantation Gardens	4,046	16,884	20,930	1,410	11/10/03	5-30
Palm Lake	988	4,093	5,081	433	11/10/03	5-30
The Dunes	1,449	5,684	7,133	690	11/10/03	5-30
Regency Oaks	2,024	8,174	10,198	1,022	11/10/03	5-30
Totals	$16,389	$102,407	$118,796	$31,692

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
		(restated)
	(in thousands)
Investment Properties
Balance, real estate at beginning of year	$118,630	$122,858
Property improvements and
replacements	13,733	7,930
Sale of investment property	--	(11,357)
Assets held for sale	(13,414)	(12,168)
Disposal of property	(153)	(801)
Balance, real estate at end of year	$118,796	$106,462

Accumulated Depreciation
Balance at beginning of year	$ 27,837	$ 23,194
Additions charged to expense	5,164	5,300
Sale of investment property	--	(619)
Assets held for sale	(1,301)	(850)
Disposal of property	(8)	(38)
Balance at end of year	$ 31,692	$ 26,987

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $118,812,000 and $119,138,000, respectively.  Accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004 is approximately $26,954,000, and $23,210,000, respectively.

Indian Creek Village Apartments, which is classified as held for sale at December 31, 2005, is excluded from the December 31, 2005 schedules.  The gross carrying value, accumulated depreciation and Federal tax basis of Indian Creek Village Apartments at December 31, 2005 was approximately $13,385,000, $1,611,000 and $11,774,000, respectively.

Note G - Sale of Investment Property

On March 31, 2004, the Partnership sold Silverado Apartments, located in El Paso, Texas, to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004.  Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 are results of the property’s operations of approximately $(672,000) and $119,000, respectively, including revenues of approximately $339,000 and $1,411,000, respectively.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments, located in Lexington, Kentucky, to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Included in (loss) income from discontinued operations for the years ended December 31, 2004 and 2003 are results of the property’s operations of approximately $(441,000) and $108,000 respectively, including revenues of approximately $704,000, and $1,379,000, respectively.

Note H – Refinancing of Mortgage Note Payable

On August 31, 2005, the Partnership refinanced the mortgage encumbering The Loft Apartments. The refinancing replaced the existing mortgage of approximately $3,925,000 with a new mortgage in the amount of approximately $4,600,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment due at maturity of approximately $4,076,000. The Partnership may not prepay the new mortgage loan prior to October 10, 2007. On or after this date the Partnership may prepay subject to a prepayment penalty. Total capitalized loan costs were approximately $66,000 and are included in other assets. Unamortized loan costs for the prior mortgage of approximately $4,000 were written off and are included in interest expense. As a condition to making the new mortgage loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note I – Commercial Leases

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases.  Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

Year Ending December 31,
2006	$ 980
2007	787
2008	586
2009	481
2010	358
2011	29
$ 3,221

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note J - Investments in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

			Investment
		Ownership	At December 31,
Partnership	Type of Ownership	Percentage	2005	2004
			(in thousands)

Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11	$ 13
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18	17
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611	594
			$ 640	$ 624

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note C") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the year ended December 31, 2005, the Partnership recognized approximately $16,000 in equity in income from investments related to its allocated share of the income (loss) for the investments. During the year ended December 31, 2004, the Partnership recognized approximately $18,000 in equity in income from investments related to its allocated share of the income (loss) for the investments. During the year ended December 31, 2003, the Partnership received approximately $1,048,000 in distributions from two of the investments. Approximately $1,015,000 of the 2003 distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $984,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $45,000 during 2003 related to its allocated share of the income (loss) for the investments.

Note K – Casualty Gains and Losses

During December 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  As of December 31, 2005, the Partnership estimates damages to be approximately $63,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to complete estimated repairs and no loss will result from this event.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred, of approximately $2,760,000, are expected to be covered by insurance proceeds and no loss will result from this event.  In addition, the Partnership estimates clean up costs from the hurricane will be approximately $250,000.  These costs were not covered by insurance proceeds and are included in operating expenses.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments sustained damages from Hurricane Wilma.  The Partnership estimates clean up costs from the hurricane will be approximately $30,000.  These costs were not covered by insurance proceeds and are included in operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which will not be covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the year ended December 31, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs are not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate is included as a reduction of operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which will not be covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the year ended December 31, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs are included in operating expenses.

During the year ended December 31, 2004, there was a casualty loss of approximately $25,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $79,000, partially offset by insurance proceeds of approximately $54,000.

During the year ended December 31, 2004, the Partnership’s investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. The damages incurred were estimated to be approximately $51,000 and were recorded as clean up costs during 2004. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This income is included in operating expenses and these costs are not covered by insurance proceeds.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately

$482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. This casualty gain is included in loss from discontinued operations for the year ended December 31, 2005.

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

Note L – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of seven apartment complexes one each in North Carolina, Colorado and Kansas, four in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership  rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit (loss) before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ending December 31, 2005, 2004 and 2003 is shown in the tables below (in thousands).  The "Other" Column includes partnership administration related items and income and expense not allocated to reportable segments.

2005	Residential	Commercial	Other	Totals

Rental income	$19,908	$ 1,412	$ --	$21,320
Other income	1,646	143	8	1,797
Equity in income of investments	--	--	16	16
Interest expense	3,276	218	419	3,913
Depreciation expense	4,424	289	--	4,713
General and administrative expenses	--	--	918	918
Casualty loss	130	--	--	130
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(36)	--	--	(36)
Segment profit (loss)	2,930	(157)	(1,313)	1,460
Total assets	99,993	1,439	645	102,077
Capital expenditures for investment
properties	13,582	151	--	13,733

2004 (Restated)	Residential	Commercial	Other	Totals

Rental income	$18,776	$ 1,418	$ --	$20,194
Other income	1,765	137	4	1,906
Equity in income of investments	--	--	18	18
Interest expense	3,813	222	26	4,061
Depreciation expense	4,498	268	--	4,766
General and administrative expenses	--	--	857	857
Casualty loss	(267)	--	--	(267)
Gain on sale of investment	1,716	--	--	1,716
Loss from discontinued operations	(1,095)	--	--	(1,095)
Gain on foreclosure of real estate	--	--	156	156
Segment profit (loss)	2,107	(433)	(705)	969
Total assets	92,833	1,607	738	95,178
Capital expenditures for investment
properties	7,181	749	--	7,930

2003 (Restated)	Residential	Commercial	Other	Totals

Rental income	$11,591	$ 1,117	$ --	$12,708
Other income	845	115	2	962
Casualty gain	25	--	--	25
Equity in income of investments	--	--	1,029	1,029
Interest expense	2,431	225	114	2,770
Depreciation expense	3,134	168	--	3,302
General and administrative expenses	--	--	1,151	1,151
Income from discontinued operations	401	--	--	401
Gain on foreclosure of real estate	--	--	839	839
Segment profit (loss)	1,824	(495)	605	1,934
Total assets	102,425	1,121	1,466	105,012
Capital expenditures for investment
properties	1,195	277	--	1,472

Note M – Fourth-Quarter Adjustments

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $221,000, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $672,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $337,000. The adjustment to management reimbursements was included in general and administrative expenses. There were no material adjustments to management reimbursements during the fourth quarters of 2004 or 2005.

One of the Partnership’s investment properties is subject to local taxes based upon taxable income and gross receipts.  The Partnership's policy is to accrue for these local income taxes using estimated financial information of the investment property. For the first three quarters of 2005, the accruals for these taxes were based on estimated amounts. During the fourth quarter of 2005 the Partnership recorded an adjustment to the estimated taxes due for the year ended December 31, 2005 of approximately $130,000, due primarily to higher than estimated revenues and lower than estimated operating expenses for the investment property.  The actual Partnership taxes to the local governmental agency for the year ended December 31, 2005 were approximately $220,000 as compared to the estimated local taxes for the nine months ended September 30, 2005 of approximately $68,000.  The adjustment to local taxes was included in general and administrative expenses.  There were no material adjustments to local taxes during the fourth quarters of 2004 or 2003.

Note N - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations.

Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note O – Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership as restated (in thousands, except per unit data):

	1st	2nd	3rd	4th
2005 (Restated)	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$5,659	$ 5,672	$5,804	$5,982	$23,117
Total expenses	5,213	5,160	5,291	5,915	21,579
Income from continuing
Operations	446	512	513	67	1,538
(Loss) income from discontinued
Operations	(11)	(59)	34	--	(36)
Loss on sale of investment	--	(58)	--	--	(58)
Equity in income of investment	--	--	10	6	16
Net income	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income allocated
to General Partner (1%)	$ 4	$ 4	$ 6	$ 1	$ 15
Net income allocated
to Limited Partners (99%)	431	391	551	72	1,445
	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income per limited
partnership unit	$ 2.17	$ 1.96	$ 2.77	$ 0.36	$ 7.26

	1st	2nd	3rd	4th
2004 (Restated)	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$5,348	$5,369	$5,615	$5,768	$22,100
Total expenses	5,402	5,664	5,839	5,021	21,926
(Loss) income from continuing
operations	(54)	(295)	(224)	747	174
Loss from discontinued operations	(635)	(467)	(207)	214	(1,095)
Gain on sale of investment	1,433	283	--	--	1,716
Gain on foreclosure of real
estate	--	156	--	--	156
Equity in income of investment	--	17	--	1	18
Net income (loss)	$ 744	$ (306)	$ (431)	$ 962	$ 969
Net income (loss) allocated
to General Partner (1%)	$ 7	$ (3)	$ (4)	$ 10	$ 10
Net income (loss) allocated
to Limited Partners (99%)	737	(303)	(427)	952	959
	$ 744	$ (306)	$ (431)	$ 962	$ 969
Net income (loss) per limited
partnership unit	$ 3.70	$ (1.52)	$ (2.15)	$ 4.79	$ 4.82
Distributions per limited
partnership unit	$ --	$ 9.13	$ 11.63	$ --	$ 20.76

	1st	2nd	3rd	4th
2003 (Restated)	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$3,186	$3,238	$3,377	$3,894	$13,695
Total expenses	3,483	3,332	3,164	4,051	14,030
(Loss) income from continuing
operations	(297)	(94)	213	(157)	(335)
Income from discontinued
operations	124	62	80	135	401
Gain on foreclosure of real
estate	--	--	--	839	839
Equity in income of investment	233	--	748	48	1,029
Net income (loss)	$ 60	$ (32)	$ 1,041	$ 865	$ 1,934
Net income allocated
to General Partner (1%)	$ --	$ --	$ 10	$ 9	$ 19
Net income (loss) allocated
to Limited Partners (99%)	60	(32)	1,031	856	1,915
	$ 60	$ (32)	$ 1,041	$ 865	$ 1,934
Net income (loss) per limited
partnership unit	$ 0.30	$ (0.16)	$ 5.18	$ 4.30	$ 9.62
Distributions per limited
partnership unit	$ 9.99	$ 1.75	$ 5.37	$ --	$ 17.11

Note P – Subsequent Event

Subsequent to December 31, 2005, the Partnership sold Indian Creek Village Apartments to a third party for a sales price of $14,900,000.  The Partnership received net proceeds of approximately $6,257,000 after payment of the mortgage encumbering the property, a prepayment penalty related to the mortgage encumbering the property, and closing costs.  The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers of the General Partner of the Partnership

The names and ages of, as well as the positions and offices held by, the present officers and directors of ConCap Equities, Inc. (“CEI”) the Partnership’s General Partner as of December 31, 2005, their ages and the nature of all positions with CEI presently held by them are as follows:

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding Units of the Partnership:

Name and Address	Number of Units	Percentage
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	50,572.4	25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)	28,832.5	14.49%
Cooper River Properties, L.L.C.
(an affiliate of AIMCO)	11,365.6	5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	55,635.5	27.94%

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

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2005, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,243,000, $1,248,000 and $948,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations. At December 31, 2005 approximately $6,000 of these fees remain unpaid and are included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,282,000, $930,000 and $717,000 for the years ended December 31, 2005, 2004 and 2003, respectively which is included in general and administrative expenses, assets held for sale and investment properties. The portion of these reimbursements included in assets held for sale and investment properties for the years ended December 31, 2005, 2004, and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $712,000, $269,000 and $46,000, respectively. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note M"). At December 31, 2005, approximately $140,000 of the accountable administrative expenses remain unpaid and are included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. The unpaid balance of approximately $140,000 was paid subsequent to December 31, 2005.

In connection with the sale of Silverado Apartments on March 31, 2004 (see “Note G”), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain on sale of discontinued operations and were paid during the year ended December 31, 2004.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,961,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2% (9.25% at December 31, 2005) and amounted to approximately $453,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,044,000. At December 31, 2005, the amount of the outstanding loans and accrued interest was approximately $7,781,000 and is included in due to affiliates. Subsequent to December 31, 2005, the General Partner advanced the Partnership approximately $3,665,000 for expenses at Plantation Gardens, The Knolls, The Loft, The Dunes and The Sterling Apartments and for redevelopment at The Sterling and The Knolls Apartments, and capital expenditures at The Dunes Apartments. Subsequent to December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,401,000.

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

In November 2003, an affiliate of the General Partner advanced the Partnership approximately $31,278,000 to acquire the last four properties held by CCEP at a foreclosure sale (See “Note C”). The advance was repaid prior to the year ended December 31, 2003. Interest was charged at the prime rate plus 2% and amounted to approximately $114,000 during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005, 2004 and 2003 the Partnership was charged by AIMCO and its affiliates approximately $301,000, $282,000 and $212,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,406 Units in the Partnership representing 73.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional

Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.55% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2005, 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $74,000, $97,000 and $62,000 for 2005, 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $29,000, $13,000 and $32,000 for 2005, 2004 and 2003, respectively.

PART IV

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

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

EXHIBIT INDEX

S-K Reference

Document Description

3

Certificates of Limited Partnership, as amended to date.  (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 Annual Report")).

10.20

Mortgage and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.21

Repair Escrow Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.22

Replacement Reserve and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

10.28

Form of Amended Order Setting Foreclosure Sale Date pursuant to amending the foreclosure date filed on September 25, 2003.

10.29

Form of Certificate of Sale as to Property "1" pursuant to sale of Palm Lake Apartments to CCIP Palm Lake, L.L.C. filed October 28, 2003.*

10.30

Form of Certificate of Sale as to Property "2" pursuant to sale of Regency Oaks Apartments to CCIP Regency Oaks, L.L.C. filed October 28, 2003.*

10.31

Form of Certificate of Sale as to Property "3" pursuant to sale of The Dunes Apartments (formerly known as Society Park East Apartments) to CCIP Society Park East, L.L.C. filed October 28, 2003.*

10.32

Form of Certificate of Sale as to Property "4" pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003.*

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

EXHIBIT INDEX - continued

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

10.38

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between CCIP Loft, LLC, a Delaware limited liability company and New York Life Insurance Company, filed as exhibit 10.38, to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.

10.39

Promissory Note dated August 31, 2005 between CCIP Loft, LLC, a Delaware limited liability company and New York Life Insurance Company, filed as exhibit 10.39 to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.

10.40

Guaranty dated August 31, 2005 between AIMCO Properties, L.P., for the benefit of New York Life Insurance Company, filed as exhibit 10.40 to the Current Report on Form 8-K filed on September 7, 2005 and incorporated herein by reference.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

EXHIBIT INDEX - continued

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

*Filed as exhibits 10.28 through 10.32 in the Registrant’s Quarterly Form 10-Q for the quarter ended September 30, 2003 incorporated herein by reference.

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2006

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc.,

equivalent of the chief financial officer

of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.