Form 10-Q
period 2006-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2006-05-15
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 341	$ 435
Receivables and deposits	634	629
Restricted escrows	185	237
Other assets	2,218	919
Investment in affiliated partnerships (Note C)	640	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	106,504	102,407
	122,893	118,796
Less accumulated depreciation	(33,184)	(31,692)
	89,709	87,104
Assets held for sale (Note A)	--	12,113
	$ 93,727	$102,077
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 2,035	$ 2,926
Tenant security deposit liabilities	804	802
Accrued property taxes	277	56
Other liabilities	968	1,137
Due to affiliates (Note B)	6,365	7,927
Mortgage notes payable	56,148	56,559
Liabilities related to assets held for sale (Note A)	--	8,049
	66,597	77,456
Partners' Capital
General partner	173	148
Limited partners (199,043.2 units issued and
outstanding)	26,957	24,473
	27,130	24,621
	$ 93,727	$102,077

Note:

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statement

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 5,565	$ 5,234
Other income	478	425
Total revenues	6,043	5,659
Expenses:
Operating	2,307	2,360
General and administrative	246	200
Depreciation	1,492	1,168
Interest	1,027	1,034
Property taxes	466	426
Casualty loss (Note F)	--	25
Total expenses	5,538	5,213

Income from continuing operations	505	446
Loss from discontinued operations (Notes A and D)	(461)	(11)
Gain on sale of discontinued operations (Note D)	2,465	--
Net income	$ 2,509	$ 435

Net income allocated to general partner (1%)	$ 25	$ 4
Net income allocated to limited partners (99%)	2,484	431
	$ 2,509	$ 435

Per limited partnership unit:
Income from continuing operations	$ 2.51	$ 2.22
Loss from discontinued operations	(2.29)	(0.05)
Gain on sale of discontinued operations	12.26	--
Net income per limited partnership unit	$ 12.48	$ 2.17

See Accompanying Notes to Consolidated Financial Statement

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2005	199,043.2	$ 148	$ 24,473	$ 24,621

Net income for the three
months ended March 31, 2006	--	25	2,484	2,509

Partners’ capital at
March 31, 2006	199,043.2	$ 173	$ 26,957	$ 27,130

See Accompanying Notes to Consolidated Financial Statement

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 2,509	$ 435
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,578	1,276
Amortization of loan costs, lease commissions and
mortgage premiums	(42)	(43)
Gain on sale of discontinued operations	(2,465)	--
Loss on early extinguishment of debt	481	--
Casualty loss	16	25
Casualty gain	(6)	--
Change in accounts:
Receivables and deposits	(8)	15
Other assets	(1,326)	(957)
Accounts payable	(368)	84
Tenant security deposit liabilities	(32)	(21)
Accrued property taxes	160	216
Other liabilities	(219)	(90)
Due to affiliates	7	192
Net cash provided by operating activities	285	1,132

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	14,636	--
Net receipts from restricted escrows	52	148
Property improvements and replacements	(4,854)	(2,665)
Insurance proceeds received	83	--
Net cash provided by (used in) investing activities	9,917	(2,517)

Cash flows from financing activities:
Advances from general partner	3,664	1,639
Repayment of advances from general partner	(5,233)	--
Payments on mortgage notes payable	(398)	(420)
Repayment of mortgage note payable	(7,572)	--
Prepayment penalties	(757)	--
Lease commissions, paid	--	(21)
Net cash (used in) provided by financing activities	(10,296)	1,198

Net decrease in cash and cash equivalents	(94)	(187)
Cash and cash equivalents at beginning of period	435	955
Cash and cash equivalents at end of period	$ 341	$ 768

Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 1,188	$ 1,185
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 997	$ 414

Included in property improvements and replacements for the three months ended March 31, 2006 are approximately $1,662,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statement

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

As of December 31, 2005, Indian Creek Village Apartments met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and its assets and liabilities were shown as held for sale on the accompanying consolidated balance sheet.

As a result of the sale of Indian Creek Village Apartments to a third party during the three months ended March 31, 2006 and in accordance with SFAS No. 144 the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as loss from discontinued operations. Included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are results of the property’s operations of approximately $461,000 and $11,000, respectively, including revenues of approximately $359,000 and $517,000, respectively.

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

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $319,000 and $307,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $491,000 and $360,000 for the three months ended March 31, 2006 and 2005, respectively which is included in general and administrative expenses, gain on sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in gain on sale of discontinued operations, investment properties and assets held for sale, for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $354,000 and $216,000, respectively. At March 31, 2006, approximately $140,000 of these fees remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $3,664,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the three months ended March 31, 2006. Interest was charged at the prime rate plus 2% (9.75% at March 31, 2006) and amounted to approximately $180,000 for the three months ended March 31, 2006. During the three months ended March 31, 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,400,000 from proceeds from the sale of Indian Creek Village to a third party. At March 31, 2006, the amount of the outstanding loans and accrued interest was approximately $6,225,000 and is included in due to affiliates.

Subsequent to March 31, 2006, the General Partner advanced the Partnership approximately $1,577,000 for capital improvements and expenses at The Sterling Apartment Homes, The Knolls, The Loft, The Dunes, Regency Oaks and Plantation Gardens Apartments and redevelopment costs at The Knolls Apartments and the Sterling Apartment Homes.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $1,639,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the three months ended March 31, 2005. Interest was charged at the prime rate plus 2% and amounted to approximately $61,000 for the three months ended March 31, 2005. There were no payments made on outstanding loans during the three months ended March 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $464,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $301,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	March 31, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 640

These investments were assumed during the foreclosure of investment properties from CCEP and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  There were no distributions received and no equity in income of investment recognized during the three months ended March 31, 2006 and 2005.

Note D - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty related to the mortgage encumbering the property. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,465,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are results of the property’s operations of approximately $461,000 and $11,000, respectively, including revenues of approximately $359,000 and $517,000, respectively.

Note E – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of six apartment complexes one each in North Carolina and Colorado, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit (loss) before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Factors management used to identify the enterprise's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2006 and 2005 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments. The Residential segment information for the three months ended March 31, 2005 has been restated to exclude Indian Creek Village Apartments as a result of its sale during the first quarter of 2006.

2006	Residential	Commercial	Other	Totals
Rental income	$ 5,228	$ 337	$ --	$ 5,565
Other income	444	32	2	478
Gain on sale of investment	2,465	--	--	2,465
Loss from discontinued operations	(461)	--	--	(461)
Interest expense	788	55	184	1,027
Depreciation	1,421	71	--	1,492
General and administrative
expenses	--	--	246	246
Segment profit (loss)	3,007	(70)	(428)	2,509
Total assets	91,407	1,518	802	93,727
Capital expenditures for
investment properties	4,150	39	--	4,189

2005	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$ 4,875	$ 359	$ --	$ 5,234
Other income	390	34	1	425
Loss from discontinued operations	(11)	--	--	(11)
Interest expense	913	55	66	1,034
Depreciation	1,097	71	--	1,168
General and administrative
expenses	--	--	200	200
Casualty loss	(25)	--	--	(25)
Segment profit (loss)	757	(57)	(265)	435
Total assets	93,953	1,574	759	96,286
Capital expenditures for
investment properties	1,787	20	--	1,807

Note F – Casualty Events

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  As of March 31, 2006, the Partnership estimates damages to be approximately $63,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to complete estimated repairs and no loss will result from this event.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred, of approximately $2,500,000, are expected to be covered by insurance proceeds and no loss will result from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the three months ended March 31, 2006, the estimate was reduced to approximately $137,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the three months ended March 31, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the three months ended March 31, 2006, there was a casualty gain recorded of approximately $6,000  as a result of the write off of undepreciated damaged assets, net of receipt of insurance proceeds. This gain is included in loss from discontinued operations.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the three months ended March 31, 2005 the Partnership recognized an additional casualty loss of approximately $25,000 as a result of the write-off of additional undepreciated damaged assets. In addition, the property incurred approximately $49,000 in clean up costs of which approximately $7,000 were recorded during the three months ended March 31, 2005.  These costs were not covered by insurance proceeds and were included in operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During 2005, the Partnership revised the estimate to be approximately $51,000 of which approximately $44,000 were recorded during the three months ended March 31, 2005. These costs are included in operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the three months ended March 31, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Note G – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Loft Apartments (1)	94%	89%
Raleigh, North Carolina
The Sterling Apartment Homes	94%	92%
The Sterling Commerce Center (2)	83%	80%
Philadelphia, Pennsylvania
The Knolls Apartments (3)	54%	72%
Colorado Springs, Colorado
Plantation Gardens Apartments (1)	99%	95%
Plantation, Florida
Palm Lake Apartments	97%	95%
Tampa, Florida
The Dunes Apartments	98%	98%
Indian Harbor, Florida
Regency Oaks Apartments	97%	96%
Fern Park, Florida

(1)

The General Partner attributes the increase in occupancy at The Loft and Plantation Gardens Apartments to an increase in marketing outreach and promotions.

(2)

The General Partner attributes the increase in occupancy at The Sterling Commerce Center to improved market conditions.

(3)

The General Partner is addressing the low occupancy at The Knolls Apartment with a redevelopment project currently in process. The redevelopment project, which began during the fourth quarter of 2004 is scheduled to be completed during 2006.  The low occupancy for the three months ended March 31, 2006 was partially due to ongoing redevelopment work.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $2,509,000 compared to net income of approximately $435,000 for the corresponding period in 2005. The increase in net income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily due to the gain on the sale of Indian Creek Village Apartments during the three months ended March 31, 2006 and an increase in total revenues partially offset by increases in total expenses and loss from discontinued operations during the three months ended March 31, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty related to the mortgage encumbering the property. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain on sale of investment property of approximately $2,465,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, as a result of prepayment penalties paid partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Included in loss from discontinued operations for the three months ended March 31, 2006 and 2005 are results of the property’s operations of approximately $461,000 and $11,000, respectively, including revenues of approximately $359,000 and $517,000, respectively.

As a result of the sale of Indian Creek Village Apartments to a third party during the three months ended March 31, 2006, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as loss from discontinued operations.

The Partnership’s net income from continuing operations for the three months ended March 31, 2006 was approximately $505,000 compared to approximately $446,000 for the corresponding period in 2005. The increase in income from continuing operations for the three months ended March 31, 2006 as compared to the three months ended March

31, 2005 is due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues during the three months ended March 31, 2006 is due to increases in rental and other income. Rental income increased primarily due to increases in average rental rates at all of the Partnership’s properties and increases in occupancy at The Sterling Apartment Homes, The Sterling Commerce Center, The Loft, Plantation Gardens and Palm Lake Apartments partially offset by a decrease in occupancy at The Knolls Apartments. Other income increased primarily due to an increase in resident utility payments at five of the Partnership’s properties.

Total expenses increased during the three months ended March 31, 2006 primarily due to increases in general and administrative, depreciation and property tax expenses partially offset by decreases in operating expenses and casualty loss. Depreciation expense increased primarily due to capital improvements and replacements placed into service at The Sterling Apartment Homes and The Knolls Apartments. Property tax expenses increased due to an increase in the assessed value for four investment properties. Operating expense decreased primarily due to decreased property and maintenance expenses partially offset by an increase in advertising and insurance expenses. Property expense decreased primarily due to decreased salary and related benefit expenses at The Sterling Commerce Center, administrative units at The Sterling Commerce Center and The Sterling Apartment Homes and contract courtesy patrol expenses at The Sterling Apartment Homes partially offset by increased utility expenses at The Sterling Apartment Homes and The Knolls Apartments. Maintenance expenses decreased primarily due to a decrease in clean up costs incurred during the three months ended March 31, 2006 from hurricanes in 2005 and 2004 at The Dunes and Plantation Gardens Apartments partially offset by a decrease in payroll costs capitalized at Plantation Gardens Apartments. Advertising expense increased primarily due to an increase in referral fees at The Sterling Commerce Center. Insurance expense increased primarily due to an increase in hazard insurance premiums at The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments.

General and administrative expenses increased primarily due to increases in business privilege taxes paid to the City of Philadelphia and costs associated with the quarterly and annual communications with investors and regulatory agencies. Also included in general and administrative expenses are costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  As of March 31, 2006, the Partnership estimates damages to be approximately $63,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to complete estimated repairs and no loss will result from this event.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred, of approximately $2,500,000, are expected to be covered by insurance proceeds and no loss will result from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000 and these costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the three months ended March 31, 2006, the estimate was reduced to approximately $137,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the three months ended March 31, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the three months ended March 31, 2006, there was a casualty gain recorded of approximately $6,000  as a result of the write off of undepreciated damaged assets, net of receipt of insurance proceeds. This gain is included in loss from discontinued operations.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the three months ended March 31, 2005 the Partnership recognized an additional casualty loss of approximately $25,000 as a result of the write-off of additional undepreciated damaged assets. In addition, the property incurred approximately $49,000 in clean up costs of which approximately $7,000 were recorded during the three months ended March 31, 2005. These costs were not covered by insurance proceeds and were included in operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During 2005, the Partnership revised the estimate to be approximately $51,000 of which approximately $44,000 were recorded during the three months ended March 31, 2005. These costs are included in operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the three months ended March 31, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $341,000 compared to approximately $768,000 at March 31, 2005.  Cash and cash equivalents decreased approximately $94,000 since December 31, 2005 due to approximately $10,296,000 of cash used in financing activities, partially offset by approximately $9,917,000 and $285,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Indian Creek Village Apartments, prepayment penalties paid and repayments of advances from affiliates, partially offset by advances from affiliates. Cash provided by investing activities consisted of proceeds from the sale of Indian Creek Village Apartments, net receipts from restricted escrow accounts maintained by the mortgage lenders and insurance proceeds received partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvements needs of its properties. Certain routine capital expenditures are anticipated during 2006.  In addition, the Partnership has material commitments to complete redevelopment projects at The Sterling Apartment Homes and The Knolls Apartments.  The budget for these two projects for the remainder of 2006 is approximately $6,170,000. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. It is anticipated that a substantial portion of the costs associated with the redevelopment projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations and Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Loft Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $96,000 of capital improvements at the property consisting primarily of floor covering replacements and insulation upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2006, the Partnership completed approximately $1,260,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $70,000, real estate taxes of approximately $2,000 and other construction period costs of approximately $2,000.  Additional capital improvements of approximately $94,000 consisted primarily of floor covering replacements, air conditioning upgrades and tenant improvements. These improvements were funded from operating cash flow, advances from an affiliate of the General Partner and replacement reserves. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in September 2006 at a total cost of approximately $12,653,000, of which approximately $2,272,000 was completed during 2004 and approximately $3,464,000 was completed during 2005. The project is being funded by operating cash flow, partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $1,999,000 was advanced during the three months ended March 31, 2006 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $5,657,000 for property redevelopment during the remainder of 2006. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $44,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $8,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in May 2006 at a total cost of approximately $8,385,000, of which approximately $2,104,000 was completed during 2004 and approximately $5,724,000 was completed during 2005. The project is being funded by operating cash flow and advances from an affiliate of the General Partner.  Approximately $3,880,000 was advanced during the year ended December 31, 2005 and approximately $60,000 was advanced during the three months ended March 31, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $513,000 for property redevelopment during the remainder of 2006. In addition, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $2,268,000 of capital improvements at the property consisting primarily of floor covering replacements and reconstruction of damages to the property caused by Hurricane Wilma. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $45,000 of capital improvements at the property consisting primarily of floor covering replacements, wood replacement and electrical upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $37,000 of capital improvements at the property consisting primarily of floor covering replacements and plumbing and water heater upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $253,000 of capital improvements at the property consisting primarily of floor covering replacements, fencing upgrades, plumbing enhancements, gutter and exterior door replacements and other building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $92,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on February 27, 2006.

Capital improvements at the Partnership's properties will be made only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $56,148,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions paid by the Partnership during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,527.6 limited partnership units (the "Units") in the Partnership representing 73.62% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO

as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at March 31, 2006, a 100 point increase or decrease in market interest rates would would impact Partnership income by approximately $551,000.

The following table summarizes the Partnership's debt obligations at March 31, 2006.  The interest rates represent the weighted-average rates.  The fair value of the debt obligations approximated the recorded value as of March 31, 2006.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.20%
(in thousands)

2006	$ 1,181
2007	1,652
2008	21,616
2009	1,474
2010	24,960
Thereafter	4,224
Total	$ 55,107

ITEM 4.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 12, 2006

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

EXHIBIT INDEX

Exhibit

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

10.28

Form of Amended Order Setting Foreclosure Sale Date pursuant to amending the foreclosure date filed on September 25, 2003.*

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

10.41

Purchase and Sale Contract between CCIP Indian Creek Village, LLC, a Delaware limited liability company, and Northview Realty Group, Inc. a Canadian corporation, dated November 28, 2005, filed as exhibit 10.41 to the Current Report on Form 8K filed on December 2, 2005 and incorporated herein by reference.

10.42

First Amendment to the Purchase and Sale Contract between CCIP Indian Creek Village, LLC, a Delaware limited liability company, and Northview Realty Group, Inc., a Canadian corporation, dated December 28, 2005, filed as exhibit 10.42 to the Current Report on Form 8-K filed on January 10, 2006 and incorporated herein by reference.

10.43

Second Amendment of Purchase and Sale Contract between CCIP Indian Creek Village, LLC, a Delaware limited liability company, and Northview Realty Group, Inc., a Canadian corporation, dated January 6, 2006, filed as exhibit 10.43 to the Current Report on Form 8-K filed on January 10, 2006 and incorporated herein by reference.

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.