Form 10-Q
period 2006-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2006-08-14
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

(864) 239-1000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,378	$ 435
Receivables and deposits	601	629
Restricted escrows	256	237
Other assets	1,800	919
Investment in affiliated partnerships (Note C)	640	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	110,941	102,407
	127,330	118,796
Less accumulated depreciation	(34,773)	(31,692)
	92,557	87,104
Assets held for sale (Note A)	--	12,113
	$ 97,232	$102,077
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 2,203	$ 2,926
Tenant security deposit liabilities	829	802
Accrued property taxes	501	56
Other liabilities	2,147	1,137
Due to affiliates (Note B)	8,683	7,927
Mortgage notes payable	55,679	56,559
Liabilities related to assets held for sale (Note A)	--	8,049
	70,042	77,456
Partners' Capital
General partner	174	148
Limited partners (199,043.2 units issued and
outstanding)	27,016	24,473
	27,190	24,621
	$ 97,232	$102,077

Note:

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 5,653	$ 5,208	$11,218	$10,442
Other income (Note F)	515	464	993	889
Total revenues	6,168	5,672	12,211	11,331
Expenses:
Operating	2,783	2,299	5,090	4,659
General and administrative	219	212	465	412
Depreciation	1,595	1,166	3,087	2,334
Interest	1,099	958	2,126	1,992
Property taxes	463	425	929	851
Casualty loss (Note F)	--	100	--	125
Total expenses	6,159	5,160	11,697	10,373

Income from continuing operations	9	512	514	958
Loss from discontinued operations
(Notes A and D)	--	(59)	(461)	(70)
Gain (loss) from sale of discontinued
operations (Note D)	51	(58)	2,516	(58)
Net income	$ 60	$ 395	$ 2,569	$ 830
Net income allocated to general
partner (1%)	$ 1	$ 4	$ 26	$ 8
Net income allocated to limited
partners (99%)	59	391	2,543	822
	$ 60	$ 395	$ 2,569	$ 830
Per limited partnership unit:
Income from continuing operations	$ 0.05	$ 2.55	$ 2.56	$ 4.77
Loss from discontinued operations	--	(0.30)	(2.29)	(0.35)
Gain (loss) from sale of discontinued
operations	0.25	(0.29)	12.51	(0.29)

Net income per limited partnership unit	$ 0.30	$ 1.96	$ 12.78	$ 4.13

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners' capital at
December 31, 2005	199,043.2	$ 148	$ 24,473	$ 24,621

Net income for the six months
ended June 30, 2006	--	26	2,543	2,569

Partners' capital at
June 30, 2006	199,043.2	$ 174	$ 27,016	$ 27,190

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 2,569	$ 830
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,173	2,541
Amortization of loan costs, lease commissions and
mortgage premiums	(75)	(88)
(Gain) loss from sale of discontinued operations	(2,516)	58
Loss on early extinguishment of debt	481	--
Casualty loss	18	125
Casualty gain	(7)	--
Change in accounts:
Receivables and deposits	23	169
Other assets	(935)	(653)
Accounts payable	(1,056)	24
Tenant security deposit liabilities	(7)	(33)
Accrued property taxes	384	375
Other liabilities	960	(71)
Due to affiliates	294	(206)
Net cash provided by operating activities	3,306	3,071

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	14,636	--
Net (deposits to) receipts from restricted escrows	(19)	393
Property improvements and replacements	(8,440)	(6,472)
Insurance proceeds received	134	149
Net cash provided by (used in) investing activities	6,311	(5,930)

Cash flows from financing activities:
Payments on mortgage notes payable	(807)	(815)
Repayment of mortgage note payable	(7,572)	--
Prepayment penalty	(757)	--
Lease commissions, paid	--	(23)
Advances from affiliate	5,695	3,713
Repayment of advances from affiliate	(5,233)	(319)
Net cash (used in) provided by financing activities	(8,674)	2,556

Net increase (decrease) in cash and cash equivalents	943	(303)
Cash and cash equivalents at beginning of period	435	955
Cash and cash equivalents at end of period	$ 1,378	$ 652

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,301	$ 2,436
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 1,904	$ 412

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $1,662,000 and $1,272,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

As of December 31, 2005, Indian Creek Village Apartments met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and its assets and liabilities were shown as held for sale on the accompanying consolidated balance sheet.

As a result of the sale of Indian Creek Village Apartments to a third party during the six months ended June 30, 2006 and in accordance with SFAS No. 144 the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as loss from discontinued operations. Included in loss from discontinued operations for the three months ended June 30, 2005 are results of the property’s operations of approximately $59,000, including revenues of approximately $526,000. Included in loss from discontinued operations for the six months ended June 30, 2006 and 2005 are results of the property’s operations of approximately $461,000 and $70,000, respectively, including revenues of approximately $359,000 and $1,043,000 respectively.

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

Note B – Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $622,000 and $613,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $933,000 and $647,000 for the six months ended June 30, 2006 and 2005, respectively which is included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $698,000 and $358,000, respectively. At June 30, 2006, approximately $241,000 of these fees remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $5,695,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the six months ended June 30, 2006. Interest was charged at the prime rate plus 2% (10.25% at June 30, 2006) and amounted to approximately $367,000 for the six months ended June 30, 2006. During the six months ended June 30, 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,400,000 from proceeds from the sale of Indian Creek Village to a third party. At June 30, 2006, the amount of the outstanding advances and accrued interest was approximately $8,442,000 and is included in due to affiliates.

Subsequent to June 30, 2006, the General Partner advanced the Partnership approximately $605,000 for expenses at The Knolls Apartments and redevelopment costs at The Knolls Apartments and the Sterling Apartment Homes.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $3,713,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the six months ended June 30, 2005. Interest was charged at the prime rate plus 2% and amounted to approximately $161,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $319,000 and $181,000, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $560,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $301,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	June 30, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 640

These investments were assumed during the foreclosure of investment properties from CCEP and are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  There were no distributions received and no equity in income of investment recognized during the six months ended June 30, 2006 and 2005.

Note D - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the six months ended June 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the six months ended June 30, 2006, as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $20,000 of income including revenues of approximately $359,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $59,000 and $70,000, respectively, including revenues of approximately $526,000 and $1,043,000, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $51,000 established during the three months ended March 31, 2006 related to the sale of Indian Creek Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

During the three and six months ended June 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

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

Segment information for the three and six months ended June 30, 2006 and 2005 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments. The Residential segment information for the three and six months ended June 30, 2005 has been restated to exclude Indian Creek Village Apartments as a result of its sale during the first quarter of 2006.

For the three months ended
June 30, 2006	Residential	Commercial	Other	Totals
Rental income	$ 5,323	$ 330	$ --	$ 5,653
Other income	475	37	3	515
Gain on sale of investment	51	--	--	51
Interest expense	857	52	190	1,099
Depreciation	1,497	98	--	1,595
General and administrative
expenses	--	--	219	219
Segment profit (loss)	533	(67)	(406)	60

For the six months ended
June 30, 2006	Residential	Commercial	Other	Totals
Rental income	$10,551	$ 667	$ --	$11,218
Other income	919	69	5	993
Gain on sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Interest expense	1,645	107	374	2,126
Depreciation	2,918	169	--	3,087
General and administrative
expenses	--	--	465	465
Segment profit (loss)	3,540	(137)	(834)	2,569
Total assets	95,073	1,413	746	97,232
Capital expenditures for
investment properties	8,613	69	--	8,682

For the three months ended
June 30, 2005	Residential	Commercial	Other	Totals
	(Restated)			(Restated)

Rental income	$ 4,843	$ 365	$ --	$ 5,208
Other income	431	32	1	464
Casualty loss	(100)	--	--	(100)
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(59)	--	--	(59)
Interest expense	800	54	104	958
Depreciation	1,095	71	--	1,166
General and administrative
expenses	--	--	212	212
Segment profit (loss)	748	(38)	(315)	395

For the six months ended
June 30, 2005	Residential	Commercial	Other	Totals
	(Restated)			(Restated)

Rental income	$ 9,718	$ 724	$ --	$10,442
Other income	821	66	2	889
Casualty loss	(125)	--	--	(125)
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(70)	--	--	(70)
Interest expense	1,713	109	170	1,992
Depreciation	2,192	142	--	2,334
General and administrative
expenses	--	--	412	412
Segment profit (loss)	1,505	(95)	(580)	830
Total assets	95,370	1,620	684	97,674
Capital expenditures for
investment properties	5,555	57	--	5,612

Note F – Casualty Events

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the six months ended June 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the three and six months ended June 30, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred of approximately $3,300,000 are expected to be covered by insurance proceeds and no loss is expected from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the six months ended June 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense. During the three and six months ended June 30, 2006, the Partnership received proceeds of approximately $1,177,000, which is included in other liabilities until the full extent of the damage is determined.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the three and six months ended June 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the six months ended June 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the six months ended June 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This gain is included in loss from discontinued operations.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which, were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs were not covered by insurance proceeds. During the six months ended June 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the six months ended June 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs were included in operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. Insurance proceeds of approximately $149,000 were received during the six months ended June 30, 2005. No loss was recognized in 2004 or the six months ended June 30, 2005 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the six months ended June 30, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Note G – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in November 2006 at a total cost of approximately $12,166,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $102,000 of interest, approximately $3,000 of real estate taxes and approximately $4,000 of other construction period costs were capitalized. No such costs were capitalized during the six months ended June 30, 2005.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2006 and 2005, approximately $34,000 and $152,000, respectively, of interest, approximately $1,000 and $6,000, respectively, of real estate taxes, and approximately $1,000 and $11,000, respectively, of other construction period costs were capitalized.

Note H – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Loft Apartments (1)	94%	87%
Raleigh, North Carolina
The Sterling Apartment Homes (1)	95%	92%
The Sterling Commerce Center	82%	82%
Philadelphia, Pennsylvania
The Knolls Apartments (2)	55%	56%
Colorado Springs, Colorado
Plantation Gardens Apartments (1)	99%	96%
Plantation, Florida
Palm Lake Apartments	97%	96%
Tampa, Florida
The Dunes Apartments	98%	96%
Indian Harbor, Florida
Regency Oaks Apartments	96%	96%
Fern Park, Florida

(1)

The General Partner attributes the increase in occupancy at The Loft Apartments, The Sterling Apartment Homes and Plantation Gardens Apartments to an increase in marketing outreach and promotions.

(2)

The General Partner is addressing the low occupancy at The Knolls Apartment with a redevelopment project in process at June 30, 2006. The redevelopment project, which began during the fourth quarter of 2004 was completed in July 2006.  The low occupancy for the six months ended June 30, 2006 was partially due to ongoing redevelopment work.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2006 was approximately $60,000 and $2,569,000, respectively, compared to net income of approximately $395,000 and $830,000, for the corresponding periods in 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the six months ended June 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the six months ended June 30, 2006, as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the six months ended June 30, 2006 is approximately $20,000 of income including revenues of approximately $359,000. Included in loss from discontinued operations for the three and six months ended June 30, 2005 are results of the property’s operations of approximately $59,000 and $70,000, respectively, including revenues of approximately $526,000 and $1,043,000, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $51,000 established during the three months ended March 31, 2006 related to the sale of Indian Creek Village Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

During the six months ended June 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

The Partnership’s income from continuing operations for the three and six months ended June 30, 2006 was approximately $9,000 and $514,000, respectively, compared to income from continuing operations of approximately $512,000 and $958,000 for the corresponding periods in 2005. The decrease in income from continuing operations for the three and six months ended June 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three and six months ended June 30, 2006 due to increases in operating, general and administrative, depreciation, interest and property tax expenses, partially offset by a decrease in casualty loss (as discussed below). Operating expenses increased for both periods primarily due to increased salary and related benefit expenses at The Loft Apartments, The Knolls Apartments, Plantation Gardens Apartments, Palm Lake Apartments and The Dunes Apartments and utility expenses at The Knolls Apartments, Plantation Gardens Apartments, The Dunes Apartments and Regency Oaks Apartments, increases in hazard insurance premiums at all of the Partnership’s investment properties, increases in contract services at The Sterling Apartment Homes, The Loft Apartments and Regency Oaks Apartments, clean up costs incurred during the three and six months ended June 30, 2006 from hurricanes in 2005 at Palm Lake Apartments and Regency Oaks Apartments and casualty clean up costs at The Knolls Apartments, and an increase in referral fees at The Sterling Commerce Center, partially offset by a decrease in clean up costs incurred during the six months ended June 30, 2006 from hurricanes in 2005 and 2004 at The Dunes Apartments and Plantation Gardens Apartments.  Depreciation expense increased for both periods primarily due to capital improvements and replacements placed into service at The Sterling Apartment Homes and The Knolls Apartments during the past twelve months. Interest expense increased primarily due to an increase in interest incurred on advances from affiliates and a decrease in the capitalization of construction period interest incurred at the Knolls Apartments, partially offset by an increase in the capitalization of construction period interest at The Sterling Apartment Homes due to the redevelopment projects occurring at these properties. Property tax expense increased due to an increase in the assessed value of four investment properties.

General and administrative expenses increased for both periods primarily due to increases in business privilege taxes paid to the City of Philadelphia, costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, and an interest assessment on unclaimed property paid to the state of California during the three and six months ended June 30, 2006. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2006 is due to increases in rental and other income. Rental income increased primarily due to increases in average rental rates at all of the Partnership’s residential properties and increases in occupancy at The Sterling Apartment Homes, The Loft Apartments, Plantation Gardens Apartments, Palm Lake Apartments and The Dunes Apartments, partially offset by a decrease in occupancy at The Knolls Apartments. Other income increased primarily due to an increase in resident utility payments at all of the Partnership’s properties.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the six months ended June 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the three and six months ended June 30, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  The estimated damages incurred of approximately $3,300,000 are expected to be covered by insurance proceeds and no loss is expected from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the six months ended June 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense. During the three and six months ended June 30, 2006, the Partnership received proceeds of approximately $1,177,000, which is included in other liabilities until the full extent of the damage is determined.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the three and six months ended June 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the six months ended June 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the six months ended June 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000, net of the write off of undepreciated damaged assets. This gain is included in loss from discontinued operations.

During the year ended December 31, 2004, the Partnership’s investment property, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which, were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs were not covered by insurance proceeds. During the six months ended June 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004, the Partnership’s investment property, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the six months ended June 30, 2005 the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the six months ended June 30, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs were included in operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. Insurance proceeds of approximately $149,000 were received during the six months ended June 30, 2005. No loss was recognized in 2004 or the six months ended June 30, 2005 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the six months ended June 30, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in November 2006 at a total cost of approximately $12,166,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $102,000 of interest, approximately $3,000 of real estate taxes and approximately $4,000 of other construction period costs were capitalized. No such costs were capitalized during the six months ended June 30, 2005.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the six months ended June 30, 2006 and 2005, approximately $34,000 and $152,000, respectively, of interest, approximately $1,000 and $6,000, respectively, of real estate taxes, and approximately $1,000 and $11,000, respectively, of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,378,000, compared to approximately $652,000 at June 30, 2005.  Cash and cash equivalents increased approximately $943,000 from December 31, 2005, due to approximately $6,311,000 and $3,306,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $8,674,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Indian Creek Village Apartments and insurance proceeds received, partially offset by property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lenders.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Indian Creek Village Apartments, prepayment penalty paid and repayments of advances from affiliates of the General Partner, partially offset by advances from affiliates of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvements needs of its properties. Certain routine capital expenditures are anticipated during 2006.  In addition, the Partnership has material commitments to complete a redevelopment project at The Sterling Apartment Homes.  The budget for this project for the remainder of 2006 is approximately $2,183,000. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. It is anticipated that a substantial portion of the costs associated with the redevelopment projects will be funded from advances from affiliates of the General Partner. Other capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Loft Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $146,000 of capital improvements at the property, consisting primarily of floor covering replacement, and insulation and swimming pool upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2006, the Partnership completed approximately $4,247,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $102,000, real estate taxes of approximately $3,000 and other construction period costs of approximately $4,000.  Additional capital improvements of approximately $156,000 consisted primarily of floor covering replacement, heating and air conditioning upgrades and tenant improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in November 2006 at a total cost of approximately $12,166,000, of which approximately $2,272,000 was completed during 2004 and approximately $3,464,000 was completed during 2005. The project is being funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,058,000 was advanced during the six months ended June 30, 2006 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $2,183,000 for property redevelopment during the remainder of 2006. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $208,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $34,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $290,000 consisted primarily of floor covering replacement and construction related to the casualty as discussed in “Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The property was undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The General Partner completed the redevelopment in July 2006 at a total cost of approximately $8,446,000, of which approximately $2,104,000 was completed during 2004 and approximately $5,724,000 was completed during 2005. The project was funded by operating cash flow and advances from an affiliate of the General Partner.  Approximately $3,880,000 was advanced during the year ended December 31, 2005 and approximately $205,000 was advanced during the six months ended June 30, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. Certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $2,907,000 of capital improvements at the property consisting primarily of floor covering replacement and reconstruction related to damages to the property caused by Hurricane Wilma. These improvements were funded from insurance proceeds, operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $132,000 of capital improvements at the property consisting primarily of floor covering replacement, wood replacement, electrical upgrades and reconstruction related to damages to the property caused by a fire in 2005. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $67,000 of capital improvements at the property consisting primarily of floor covering replacement and plumbing, air conditioning and water heater upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $437,000 of capital improvements at the property consisting primarily of floor covering replacement, fencing and landscaping upgrades, plumbing enhancements, fire safety upgrades, gutter and exterior door replacements and other building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $92,000 of capital improvements at the property consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The property was sold to a third party on February 27, 2006.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $55,679,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions paid by the Partnership during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,531.6 limited partnership units (the "Units") in the Partnership representing 73.62% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at June 30, 2006, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $547,000.

The following table summarizes the Partnership's debt obligations at June 30, 2006.  The interest rates represent the weighted-average rates.  The fair value of the debt obligations approximated the recorded value as of June 30, 2006.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.20%
(in thousands)

2006	$ 772
2007	1,652
2008	21,616
2009	1,474
2010	24,960
Thereafter	4,224
Total	$ 54,698

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

*Filed as exhibits 10.28 through 10.32 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 incorporated herein by reference.

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

Date: August 14, 2006

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

Date: August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.