Form 10-Q
period 2006-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2006-11-13
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 902	$ 435
Receivables and deposits	646	629
Restricted escrows	308	237
Other assets	1,284	919
Investment in affiliated partnerships (Note C)	640	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	112,976	102,407
	129,365	118,796
Less accumulated depreciation	(36,488)	(31,692)
	92,877	87,104
Assets held for sale (Note A)	--	12,113
	$ 96,657	$102,077
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 918	$ 2,926
Tenant security deposit liabilities	830	802
Accrued property taxes	752	56
Other liabilities	2,087	1,137
Due to affiliates (Note B)	9,638	7,927
Mortgage notes payable	55,234	56,559
Liabilities related to assets held for sale (Note A)	--	8,049
	69,459	77,456
Partners' Capital
General partner	174	148
Limited partners (199,043.2 units issued and
outstanding)	27,024	24,473
	27,198	24,621
	$ 96,657	$102,077

Note:

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 5,799	$ 5,348	$17,017	$15,790
Other income (Note F)	517	456	1,510	1,345
Total revenues	6,316	5,804	18,527	17,135
Expenses:
Operating	2,693	2,490	7,783	7,149
General and administrative	202	177	667	589
Depreciation	1,725	1,170	4,812	3,504
Interest	1,159	967	3,285	2,959
Property taxes	467	487	1,396	1,338
Casualty loss (Note F)	62	--	62	125
Total expenses	6,308	5,291	18,005	15,664

Income from continuing operations	8	513	522	1,471
Income (loss) from discontinued
operations (Notes A and D)	--	34	(461)	(36)
Gain (loss) from sale of discontinued
operations (Note D)	--	--	2,516	(58)
Equity in income from investment
(Note C)	--	10	--	10
Net income	$ 8	$ 557	$ 2,577	$ 1,387
Net income allocated to general
partner (1%)	$ --	$ 6	$ 26	$ 14
Net income allocated to limited
partners (99%)	8	551	2,551	1,373
	$ 8	$ 557	$ 2,577	$ 1,387
Per limited partnership unit:
Income from continuing operations	$ 0.04	$ 2.55	$ 2.60	$ 7.32
Income (loss) from discontinued
operations	--	0.17	(2.29)	(0.18)
Gain (loss) from sale of discontinued
operations	--	--	12.51	(0.29)
Equity in income from investment	--	0.05	--	0.05

Net income per limited partnership unit	$ 0.04	$ 2.77	$ 12.82	$ 6.90

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners' capital at
December 31, 2005	199,043.2	$ 148	$ 24,473	$ 24,621

Net income for the nine months
ended September 30, 2006	--	26	2,551	2,577

Partners' capital at
September 30, 2006	199,043.2	$ 174	$ 27,024	$ 27,198

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 2,577	$ 1,387
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,898	3,830
Amortization of loan costs, lease commissions and
mortgage premiums	(100)	(128)
Casualty loss	80	125
Casualty gain	(7)	(51)
Equity in income of investment	--	(10)
(Gain) loss from sale of discontinued operations	(2,516)	58
Loss on early extinguishment of debt	481	--
Change in accounts:
Receivables and deposits	(22)	107
Other assets	(453)	(328)
Accounts payable	(1,098)	(34)
Tenant security deposit liabilities	(6)	16
Accrued property taxes	635	613
Other liabilities	900	(81)
Due to affiliates	645	(154)
Net cash provided by operating activities	6,014	5,350
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	14,636	--
Net (deposits to) receipts from restricted escrows	(71)	401
Property improvements and replacements	(11,790)	(9,041)
Insurance proceeds received	134	232
Net cash provided by (used in) investing activities	2,909	(8,408)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,193)	(1,285)
Repayment of mortgage notes payable	(7,572)	(3,925)
Proceeds from mortgage note payable	--	4,600
Prepayment penalty	(757)	--
Loan costs paid	--	(49)
Lease commissions paid	--	(38)
Advances from affiliate	6,299	4,933
Repayment of advances from affiliate	(5,233)	(677)
Net cash (used in) provided by financing activities	(8,456)	3,559
Net increase in cash and cash equivalents	467	501
Cash and cash equivalents at beginning of period	435	955
Cash and cash equivalents at end of period	$ 902	$ 1,456
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,289	$ 3,869
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 661	$ 177

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $1,662,000 and $1,272,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

As of December 31, 2005, Indian Creek Village Apartments met the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and its assets and liabilities were shown as held for sale on the accompanying consolidated balance sheet.

As a result of the sale of Indian Creek Village Apartments to a third party during the nine months ended September 30, 2006 and in accordance with SFAS No. 144 the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as income (loss) from discontinued operations. Included in income from discontinued operations for the three months ended September 30, 2005 are results of the property’s operations of approximately $34,000, including revenues of approximately $563,000. Included in loss from discontinued operations for the nine months ended September 30, 2006 and 2005 are results of the property’s operations of approximately $461,000 and $36,000, respectively, including revenues of approximately $359,000 and $1,606,000 respectively.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $930,000 and $913,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,214,000 and $956,000 for the nine months ended September 30, 2006 and 2005, respectively which is included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $868,000 and $526,000, respectively. At September 30, 2006, approximately $360,000 of these fees remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,299,000 for operating expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the nine months ended September 30, 2006. Interest was charged at the prime rate plus 2% (10.25% at September 30, 2006) and amounted to approximately $599,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,400,000 from proceeds from the sale of Indian Creek Village Apartments to a third party. At September 30, 2006, the amount of the outstanding advances and accrued interest was approximately $9,278,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $4,933,000 for expenses at the Partnership's properties, to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments and to fund capital improvements and refinance deposits at The Loft Apartments during the nine months ended September 30, 2005. Interest was charged at the prime rate plus 2% and amounted to approximately $299,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $945,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $572,000 and $301,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	September 30, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 640

These investments were assumed during the foreclosure of investment properties from CCEP and are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  There were no distributions received and no equity in income of investment recognized during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Partnership recognized approximately $10,000 in equity in income from investment related to its allocated share of the income (loss) for the investments.

Note D - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the nine months ended September 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the nine months ended September 30, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in income (loss) from discontinued operations. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 is approximately $20,000 of income including revenues of approximately $359,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $34,000 and ($36,000), respectively, including revenues of approximately $563,000 and $1,606,000, respectively.

During the nine months ended September 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

Note E – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of six apartment complexes, one each in North Carolina and Colorado, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

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

Segment information for the three and nine months ended September 30, 2006 and 2005 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments. The Residential segment information for the three and nine months ended September 30, 2005 has been restated to exclude Indian Creek Village Apartments as a result of its sale during the first quarter of 2006.

For the three months ended
September 30, 2006	Residential	Commercial	Other	Totals
Rental income	$ 5,458	$ 341	$ --	$ 5,799
Other income	470	46	1	517
Interest expense	865	54	240	1,159
Depreciation	1,643	82	--	1,725
General and administrative
expenses	--	--	202	202
Casualty loss	(62)	--	--	(62)
Segment profit (loss)	479	(30)	(441)	8

For the nine months ended
September 30, 2006	Residential	Commercial	Other	Totals
Rental income	$16,009	$ 1,008	$ --	$17,017
Other income	1,389	115	6	1,510
Gain on sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Interest expense	2,510	161	614	3,285
Depreciation	4,561	251	--	4,812
General and administrative
expenses	--	--	667	667
Casualty loss	(62)	--	--	(62)
Segment profit (loss)	4,019	(167)	(1,275)	2,577
Total assets	94,548	1,379	730	96,657
Capital expenditures for
investment properties	10,706	83	--	10,789

For the three months ended
September 30, 2005	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$ 5,008	$ 340	$ --	$ 5,348
Other income	419	36	1	456
Equity income from investment	--	--	10	10
Income from discontinued operations	34	--	--	34
Interest expense	775	55	137	967
Depreciation	1,095	75	--	1,170
General and administrative
expenses	--	--	177	177
Segment profit (loss)	887	(27)	(303)	557

For the nine months ended
September 30, 2005	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$14,726	$ 1,064	$ --	$15,790
Other income	1,240	102	3	1,345
Equity income from investment	--	--	10	10
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(36)	--	--	(36)
Interest expense	2,488	164	307	2,959
Depreciation	3,287	217	--	3,504
General and administrative
expenses	--	--	589	589
Casualty loss	(125)	--	--	(125)
Segment profit (loss)	2,392	(122)	(883)	1,387
Total assets	96,881	1,686	696	99,263
Capital expenditures for
investment properties	7,841	105	--	7,946

Note F – Casualty Events

During the nine months ended September 30, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a broken water pipe. The estimated damages of approximately $36,000 are expected to be covered by insurance proceeds and no loss is expected to result from this event.

During the nine months ended September 30, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a sewer backup which were not covered by insurance proceeds. During the three and nine months ended September 30, 2006, the property recognized a casualty loss of approximately $62,000 as a result of the write off of undepreciated damaged assets of approximately $62,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the nine months ended September 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the nine months ended September 30, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  The estimated damages incurred of approximately $3,300,000 are expected to be covered by insurance proceeds and no loss is expected from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense. During the nine months ended September 30, 2006, the Partnership received proceeds of approximately $1,177,000, which are included in other liabilities until the full extent of the damage is determined.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the nine months ended September 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the nine months ended September 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the nine months ended September 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This gain is included in income (loss) from discontinued operations.

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

During the year ended December 31, 2004, the Partnership’s investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000. These costs were not covered by insurance proceeds. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. Approximately $51,000 of this casualty gain was recognized during the three and nine months ended September 30, 2005 and is included in income (loss) from discontinued operations. During the nine months ended September 30, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in income (loss) from discontinued operations.

Note G – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in December 2006 at a total cost of approximately $12,130,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $113,000 of interest, approximately $5,000 of real estate taxes and approximately $5,000 of other construction period costs were capitalized. No such costs were capitalized during the nine months ended September 30, 2005.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2006 and 2005, approximately $43,000 and $304,000, respectively, of interest, approximately $1,000 and $11,000, respectively, of real estate taxes, and approximately $1,000 and $19,000, respectively, of other construction period costs were capitalized.

Note H – Refinancing of Mortgage Note Payable

On August 31, 2005, the Partnership refinanced the mortgage encumbering The Loft Apartments. The refinancing replaced the existing mortgage of approximately $3,925,000 with a new mortgage in the amount of approximately $4,600,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment due at maturity of approximately $4,076,000. The Partnership may not prepay the new mortgage loan prior to October 10, 2007. On or after this date the Partnership may prepay subject to a prepayment penalty. Total capitalized loan costs were approximately $49,000 for the nine months ended September 30, 2005 and are included in other assets. Unamortized loan costs for the prior mortgage of approximately $4,000 were written off and are included in interest expense. As a condition to making the new mortgage loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note I – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Loft Apartments (1)	94%	87%
Raleigh, North Carolina
The Sterling Apartment Homes (1)	96%	93%
The Sterling Commerce Center	81%	82%
Philadelphia, Pennsylvania
The Knolls Apartments (2)	56%	52%
Colorado Springs, Colorado
Plantation Gardens Apartments	98%	97%
Plantation, Florida
Palm Lake Apartments	97%	96%
Tampa, Florida
The Dunes Apartments (3)	94%	97%
Indian Harbor, Florida
Regency Oaks Apartments	96%	97%
Fern Park, Florida

(1)

The General Partner attributes the increase in occupancy at The Loft Apartments and The Sterling Apartment Homes to an increase in marketing outreach and promotions.

(2)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the nine months ended September 30, 2006 and 2005 was partially due to the redevelopment work project which began during the fourth quarter of 2004, and was completed in July 2006. At September 30, 2006, the occupancy at the property was 58%.

(3)

The General Partner attributes the decrease in occupancy at The Dunes Apartments to the soft rental market in the local area.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $8,000 and $2,577,000, respectively, compared to net income of approximately $557,000 and $1,387,000, respectively, for the corresponding periods in 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Indian Creek Village Apartments as income (loss) from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the nine months ended September 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the nine months ended September 30, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in income (loss) from discontinued operations. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 is approximately $20,000 of income including revenues of approximately $359,000. Included in income (loss) from discontinued operations for the three and nine months ended September 30, 2005 are results of the property’s operations of approximately $34,000 and ($36,000), respectively, including revenues of approximately $563,000 and $1,606,000, respectively.

During the nine months ended September 30, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

The Partnership’s income from continuing operations for the three and nine months ended September 30, 2006 was approximately $8,000 and $522,000, respectively, compared to income from continuing operations of approximately $513,000 and $1,471,000, respectively, for the corresponding periods in 2005. The decrease in income from continuing operations for both the three and nine months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2006 due to increases in operating, general and administrative, depreciation and interest expenses and an increase in casualty loss (as discussed below), partially offset by a decrease in property tax expenses. Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, general and administrative, depreciation, interest and property tax expenses, partially offset by a decrease in casualty loss. Operating expenses increased for both periods primarily due to increases in hazard insurance premiums at all of the Partnership’s investment properties and property management fees as a result of the increase in rental income at all of the Partnership’s investment properties. The increase in operating expenses for the nine months ended September 30, 2006 was also due to increased salary and related benefit expenses at four properties and utility expenses at five properties and an increase in referral fees at The Sterling Commerce Center, partially offset by a decrease in corporate housing expenses at The Sterling Commerce Center. Depreciation expense increased for both periods primarily due to capital improvements and replacements placed into service at The Sterling Apartment Homes and The Knolls Apartments during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest incurred on advances from affiliates and a decrease in the capitalization of construction period interest incurred at The Knolls Apartments, partially offset by an increase in the capitalization of construction period interest at The Sterling Apartment Homes due to the redevelopment projects occurring at these properties. Property tax expense decreased for the three months ended September 30, 2006 due to additional taxes being recorded during the three months ended September 30, 2005 at Plantation Gardens Apartments as a result of the settlement of an appeal of the appraised value of the property. The appeal was settled during the three months ended September 30, 2005 and the settled appraised value was higher than the amount anticipated. Property tax expense increased for the nine months ended September 30, 2006 primarily due to an increase in the assessed value of four investment properties.

General and administrative expenses increased for both periods primarily due to increases in business privilege taxes paid to the City of Philadelphia and costs associated with the annual audit required by the Partnership Agreement, partially offset by a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. The increase in general and administrative expenses for the nine months ended September 30, 2006 was also due to an interest assessment on unclaimed property paid to the state of California during the nine months ended September 30, 2006. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues for the three and nine months ended September 30, 2006 is due to increases in both rental and other income. Rental income increased for both periods primarily due to increases in average rental rates at all of the Partnership’s residential properties and increases in occupancy at five properties  partially offset by decreases in occupancy at The Dunes Apartments, Regency Oaks Apartments, and The Sterling Commerce Center. Other income increased primarily due to an increase in resident utility payments at all of the Partnership’s properties.

During the nine months ended September 30, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a broken water pipe. The estimated damages of approximately $36,000 are expected to be covered by insurance proceeds and no loss is expected to result from this event.

During the nine months ended September 30, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a sewer backup which were not covered by insurance proceeds. During the three and nine months ended September 30, 2006, the property recognized a casualty loss of approximately $62,000 as a result of the write off of undepreciated damaged assets of approximately $62,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the nine months ended September 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the nine months ended September 30, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  The estimated damages incurred of approximately $3,300,000 are expected to be covered by insurance proceeds and no loss is expected from this event.  In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense. During the nine months ended September 30, 2006, the Partnership received proceeds of approximately $1,177,000, which are included in other liabilities until the full extent of the damage is determined.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the nine months ended September 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the nine months ended September 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense.

During the year ended December 31, 2005 there was a fire at Indian Creek Village Apartments that damaged four units.  During the nine months ended September 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This gain is included in income (loss) from discontinued operations.

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

During the year ended December 31, 2004, the Partnership’s investment property, Palm Lake Apartments, sustained damages from Hurricane Frances. In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000. These costs were not covered by insurance proceeds. During the nine months ended September 30, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. Approximately $51,000 of this casualty gain was recognized during the three and nine months ended September 30, 2005 and is included in income (loss) from discontinued operations. During the nine months ended September 30, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in income (loss) from discontinued operations.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in December 2006 at a total cost of approximately $12,130,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $113,000 of interest, approximately $5,000 of real estate taxes and approximately $5,000 of other construction period costs were capitalized. No such costs were capitalized during the nine months ended September 30, 2005.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2006 and 2005, approximately $43,000 and $304,000, respectively, of interest, approximately $1,000 and $11,000, respectively, of real estate taxes, and approximately $1,000 and $19,000, respectively, of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $902,000, compared to approximately $1,456,000 at September 30, 2005.  Cash and cash equivalents increased approximately $467,000 from December 31, 2005, due to approximately $6,014,000 and $2,909,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $8,456,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Indian Creek Village Apartments and insurance proceeds received, partially offset by property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lenders.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Indian Creek Village Apartments, a prepayment penalty paid and repayment of advances from affiliates of the General Partner, partially offset by advances from affiliates of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for each of the Partnership’s properties are detailed below.

The Loft Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $199,000 of capital improvements at the property, consisting primarily of floor covering replacement and insulation and swimming pool upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2006, the Partnership completed approximately $5,257,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $113,000, real estate taxes of approximately $5,000 and other construction period costs of approximately $5,000.  Additional capital improvements of approximately $236,000 consisted primarily of floor covering replacement, heating and air conditioning upgrades, lighting upgrades and tenant improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in December 2006 at a total cost of approximately $12,130,000, of which approximately $2,272,000 was completed during 2004 and approximately $3,464,000 was completed during 2005. The project is being funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the nine months ended September 30, 2006 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $1,137,000 for property redevelopment during the remainder of 2006. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $618,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $43,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $244,000 consisted primarily of floor covering replacement, major landscaping and construction related to the casualties as discussed in “Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The General Partner completed the redevelopment in July 2006 at a total cost of approximately $8,446,000, of which approximately $2,104,000 was completed during 2004 and approximately $5,724,000 was completed during 2005. The project was funded by operating cash flow and advances from an affiliate of the General Partner.  Approximately $3,880,000 was advanced during the year ended December 31, 2005 and approximately $367,000 was advanced during the nine months ended September 30, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $3,077,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, elevator upgrades and reconstruction related to damages to the property caused by Hurricane Wilma. These improvements were funded from insurance proceeds, operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $214,000 of capital improvements at the property consisting primarily of floor covering replacement, siding and electrical upgrades and reconstruction related to damages to the property caused by a fire in 2005. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $180,000 of capital improvements at the property consisting primarily of floor covering replacement, plumbing, air conditioning, and water heater upgrades and parking area improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $672,000 of capital improvements at the property consisting primarily of floor covering replacement, fencing upgrades and major landscaping, plumbing enhancements, fire safety upgrades, roof replacement, exterior painting, gutter and exterior door replacements and other building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $92,000 of capital improvements at the property consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The property was sold to a third party on February 27, 2006.

Capital improvements at the Partnership's properties will be made only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

On August 31, 2005, the Partnership refinanced the mortgage encumbering The Loft Apartments. The refinancing replaced the existing mortgage of approximately $3,925,000 with a new mortgage in the amount of approximately $4,600,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment due at maturity of approximately $4,076,000. The Partnership may not prepay the new mortgage loan prior to October 10, 2007. On or after this date the Partnership may prepay subject to a prepayment penalty. Total capitalized loan costs were approximately $49,000 for the nine months ended September 30, 2005 and are included in other assets. Unamortized loan costs for the prior mortgage of approximately $4,000 were written off and are included in interest expense. As a condition to making the new mortgage loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $55,234,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions paid by the Partnership during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 146,581.60 limited partnership units (the "Units") in the Partnership representing 73.64% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.64% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at September 30, 2006, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $543,000.

The following table summarizes the Partnership's debt obligations at September 30, 2006.  The interest rates represent the weighted-average rates.  The fair value of the debt obligations approximated the recorded value as of September 30, 2006.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.23%
(in thousands)
2006	$ 387
2007	1,652
2008	21,616
2009	1,474
2010	24,960
Thereafter	4,224
Total	$ 54,313

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

10.21

Repair Escrow Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

10.22

Replacement Reserve and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

10.23

Third Amendment to the Limited Partnership Agreement filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.24

Fourth Amendment to the Limited Partnership Agreement filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

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

10.41

Purchase and Sale Contract between CCIP Indian Creek Village, LLC, a Delaware limited liability company, and Northview Realty Group, Inc. a Canadian corporation, dated November 28, 2005, filed as exhibit 10.41 to the Current Report on Form 8-K filed on December 2, 2005 and incorporated herein by reference.

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

*Filed as exhibits 10.28 through 10.32 in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 incorporated herein by reference.

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.