Form 10-K
period 2006-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2007-03-29
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X__  No  _

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [] No[X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

General

Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership.  In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,296.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC") was the Corporate General Partner.  In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the “General Partner”) acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships"), and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Agreement to limit changes of control of the Partnership.  All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT").  Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO").  Hence, CEI is now a wholly-owned subsidiary of AIMCO, a publicly held real estate investment trust.

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

The Partnership advanced a total of approximately $180,500,000 under the Master Loan (as defined in "Status of the Master Loan"), which was secured by 18 apartment complexes and 4 office complexes.  In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. During 2004 the Partnership sold two of its investment properties and during 2006 the Partnership sold one of its investment properties.

At December 31, 2006, the Partnership owned six apartment properties one each in North Carolina and Colorado, four in Florida and one multiple-use complex in Pennsylvania.  See “Item 2. Description of Properties” below.

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

A further description of the Partnership's business is included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in "Item 7" of this Form 10-K.

Segments

Segment data for the years ended December 31, 2006, 2005 and 2004 is included in “Note K – Segment Reporting” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" and is an integral part of this Form 10-K.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2006:

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

On February 27, 2006, the Partnership sold Indian Creek Village Apartments, located in Overland Park, Kansas, to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The sale resulted in a gain of approximately $2,516,000 for the year ended December 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the year ended December 31, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium.

Schedule of Properties:

Set forth below for each of the Partnership's investment properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2006.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
The Loft
Apartments	$ 8,502	$ 5,862	5-30 yrs	S/L	$ 4,194
The Sterling
Apartment Homes
and Commerce
Center	49,051	23,708	5-30 yrs	S/L	30,225
The Knolls Apartments	24,572	3,527	5-30 yrs	S/L	19,727
Plantation
Gardens Apartments	21,017	1,807	5-30 yrs	S/L	19,491
Palm Lake
Apartments	5,372	653	5-30 yrs	S/L	4,666
The Dunes Apartments	7,364	968	5-30 yrs	S/L	6,533
Regency Oaks
Apartments	11,241	1,553	5-30 yrs	S/L	9,935
	$127,119	$38,078			$94,771

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2006.

	Principal Balance At December 31,				Principal
					Balance
		Interest	Period	Maturity	Due At
Property	2006	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
The Loft Apartments	$ 4,515	5.04%	360 months	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	20,637	6.77%	120 months	10/01/08	19,975
The Knolls
Apartments	8,294	7.78%	240 months	03/01/10	7,105
Plantation Gardens
Apartments	8,134	7.83%	240 months	03/01/10	6,972
Palm Lake Apartments	2,508	7.86%	240 months	02/01/10	2,158
The Dunes Apartments	3,442	7.81%	240 months	02/01/10	2,960
Regency Oaks Apartments	6,390	7.80%	240 months	02/01/10	5,494
	53,920
Unamortized mortgage
premiums	858
	$ 54,778				$ 48,740

(1)

See “Note D – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)

Fixed rate mortgages

On August 31, 2005, the Partnership obtained a mortgage loan in the principal amount of $4,600,000 on The Loft Apartments.  The existing mortgage loan with an outstanding principal amount of approximately $3,925,000 was repaid with proceeds from the new mortgage loan. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,076,000 due at maturity. The Partnership may not prepay the new mortgage loan prior to October 10, 2007.  On or after this date the Partnership may prepay the outstanding principal balance provided that the Partnership provides at least sixty days prior written notice and pays a prepayment penalty as defined in the loan agreement.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
Property	2006	2005	2006	2005
The Loft Apartments (1)	$ 8,101/unit	$ 7,887/unit	95%	88%
The Sterling Apartment Homes	18,041/unit	17,563/unit	96%	94%
The Sterling Commerce Center	15.52/s.f.	15.44/s.f.	80%	82%
The Knolls Apartments (2)	8,440/unit	7,514/unit	59%	53%
Plantation Gardens Apartments	10,597/unit	9,795/unit	98%	97%
Palm Lake Apartments	9,428/unit	8,427/unit	96%	96%
The Dunes Apartments (3)	8,844/unit	8,082/unit	91%	97%
Regency Oaks Apartments (3)	8,851/unit	7,790/unit	94%	97%

(1)

The General Partner attributes the increase in occupancy at The Loft Apartments to improved market conditions and increased resident retention efforts.

(2)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the years ended December 31, 2006 and 2005 was primarily due to the redevelopment project which began during the fourth quarter of 2004, and was completed in July 2006. At December 31, 2006, the occupancy at the property was 73%.

(3)

The General Partner attributes the decrease in occupancy at The Dunes Apartments and Regency Oaks Apartments to the soft rental market in the local area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  All of the properties are subject to competition from other residential apartment complexes and commercial properties in the area.  The General Partner believes that all of the properties are adequately insured.  Each apartment complex leases properties for terms of one year or less.  No residential tenant leases 10% or more of the available rental space. With the exception of The Sterling Apartment Homes and Commerce Center, as discussed below, the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2007 through the maturities of the current leases.

	Number of			% of Gross
	Expirations	Square Feet	Annual Rent	Annual Rent

2007	4	10,290	$274,957	24.60%
2008	5	9,577	167,683	15.01%
2009	1	3,742	52,995	4.74%
2010	6	31,254	388,143	34.73%
2011	3	13,590	233,827	20.92%

One commercial tenant (The Deveraux Foundation) leases 22.6% of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)
The Loft Apartments	$ 98	1.11%
The Sterling Apartment Homes and
Commerce Center	865	8.85%
The Knolls Apartments	54	6.12%
Plantation Gardens Apartments	386	2.08%
Palm Lake Apartments	133	2.22%
The Dunes Apartments	153	1.89%
Regency Oaks Apartments	213	1.76%

Capital Improvements:

The Loft Apartments

During the year ended December 31, 2006, the Partnership completed approximately $217,000 of capital improvements at the property, consisting primarily of floor covering replacement, interior improvements, and swimming pool upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2006, the Partnership completed approximately $5,285,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $117,000, real estate taxes of approximately $6,000 and other construction period costs of approximately $7,000. Additional capital improvements of approximately $342,000 consisted primarily of floor covering replacement, heating and air conditioning upgrades, lighting upgrades, tenant improvements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be complete in March 2007 at a total cost of approximately $11,600,000, of which approximately $2,272,000 was completed during 2004 and approximately $3,464,000 was completed during 2005. The project is being funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $579,000 for property redevelopment during 2007. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2006, the Partnership completed approximately $618,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $43,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $381,000 consisted primarily of floor covering replacement, major landscaping and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The General Partner completed the redevelopment in July 2006 at a total cost of approximately $8,446,000, of which approximately $2,104,000 was completed during 2004 and approximately $5,724,000 was completed during 2005. The project was funded by operating cash flow and advances from an affiliate of the General Partner.  Approximately $3,880,000 was advanced during the year ended December 31, 2005 and approximately $367,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the year ended December 31, 2006, the Partnership completed approximately $3,167,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, elevator upgrades and reconstruction related to damages to the property caused by Hurricane Wilma. These improvements were funded from insurance proceeds, operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the year ended December 31, 2006, the Partnership completed approximately $291,000 of capital improvements at the property consisting primarily of floor covering replacement, siding and electrical upgrades and reconstruction related to damages to the property caused by a fire in 2005. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the year ended December 31, 2006, the Partnership completed approximately $231,000 of capital improvements at the property consisting primarily of floor covering replacement, plumbing, air conditioning, and water heater upgrades, exterior painting and parking area improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,043,000 of capital improvements at the property consisting primarily of floor covering replacement, fencing upgrades, major landscaping, plumbing enhancements, fire safety upgrades, roof replacement, exterior painting, gutter and exterior door replacements and other building improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Indian Creek Village Apartments

During the year ended December 31, 2006, the Partnership completed approximately $92,000 of capital improvements at the property consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The property was sold to a third party on February 27, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.   Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000.  The Partnership currently has 8,323 holders of record owning an aggregate of 199,043.2 Units.  Affiliates of the General Partner owned 147,083.80 Units or 73.90% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004, 2005 and 2006:

Distributions
Per Limited
	Aggregate	Partnership Unit
(in thousands)

01/01/04 – 12/31/04	$ 4,132 (1)	$ 20.76

01/01/05 – 12/31/05	--	--

01/01/06 – 12/31/06	--	--

(1)

Consists of approximately $39,000 of cash from operations and approximately $4,093,000 of cash from proceeds from the March 2004 sale of Silverado Apartments and the June 2004 sale of Tates Creek Village Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements" for information relating to planned capital improvement expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 147,083.80 Units in the Partnership representing 73.90% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership.  This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
STATEMENTS OF OPERATIONS
	(in thousands, except per unit data)

Total revenues	$ 24,948	$ 23,117	$ 22,100	$ 13,695	$ 12,692
Total expenses	(24,898)	(21,579)	(21,926)	(14,030)	(11,608)
Income (loss) from
continuing operations	50	1,538	174	(335)	1,084
(Loss) income from
discontinued operations	(461)	(36)	(1,095)	401	403
Gain (loss) from sale of
discontinued operations	2,516	(58)	1,716	--	--
Gain on foreclosure of
real estate	--	--	156	839	1,562
Equity in income of investment	--	16	18	1,029	--
Net income	$ 2,105	$ 1,460	$ 969	$ 1,934	$ 3,049
Net income per limited
partnership unit	$ 10.47	$ 7.26	$ 4.82	$ 9.62	$ 15.17

Distributions per limited
partnership unit	$ --	$ --	$ 20.76	$ 17.11	$ 17.79
Limited partnership units
outstanding	199,043.2	199,043.2	199,043.2	199,043.2	199,043.2

	AS OF DECEMBER 31,
BALANCE SHEETS	2006	2005	2004	2003	2002

	(in thousands)

Total assets	$ 93,777	$102,077	$ 95,178	$105,012	$ 83,062

Mortgage notes payable	$ 54,778	$ 56,559	$ 57,544	$ 66,675	$ 43,853

The comparability of the information above has been affected by the foreclosure of the eight CCEP properties.  See “Item 1. Description of Business” for further information.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties on March 31, 2004 and June 28, 2004, respectively, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the information above for the years ending December 2004, 2003, and 2002 reflect the operations of Silverado and Tates Creek Village Apartments as (loss) income from discontinued operations. As of December 31, 2005, Indian Creek Village Apartments met the criteria of SFAS No. 144 and its assets and liabilities were classified as held for sale at December 31, 2005. Accordingly, the information above for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 reflect the operations of Indian Creek Village Apartments as (loss) income from discontinued operations. The Partnership sold Indian Creek Village Apartments to a third party on February 27, 2006.

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

Results of Operations

2006 Compared to 2005

The Partnership’s net income for the year ended December 31, 2006 was approximately $2,105,000, compared to net income of approximately $1,460,000 for the corresponding period in 2005. The increase in net income for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to the gain on the sale of Indian Creek Village Apartments, partially offset by an increase in loss from discontinued operations, a decrease in income from continuing operations and a decrease in equity in income from investments.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the years ended December 31, 2006 and 2005 included in “Item 8. Financial Statements and Supplementary Data” reflect the operations of Indian Creek Village Apartments, which sold in 2006, as loss from discontinued operations.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 for the year ended December 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 for the year ended December 31, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the year ended December 31, 2006 is approximately $20,000 of income, including revenues of approximately $359,000.

Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $36,000, including revenues of approximately $2,154,000.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

The Partnership’s income from continuing operations for the year ended December 31, 2006 was approximately $50,000, compared to income from continuing operations of approximately $1,538,000 for the year ended December 31, 2005. The decrease in income from continuing operations for the year ended December 31, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2006 primarily due to increases in operating, depreciation and interest expenses and an increase in casualty loss (as discussed below), partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in hazard insurance premiums at all of the Partnership’s investment properties and property management fees as a result of the increase in rental income at all of the Partnership’s investment properties. The increase in operating expenses was also due to increased salaries and related benefits and utility expenses at three properties and repairs incurred during the year ended December 31, 2006 related to several minor occurrences of water damage at Regency Oaks Apartments, partially offset by decreases in corporate housing expenses at The Sterling Apartment Homes and The Sterling Commerce Center, clean up costs related to 2005 Hurricanes Katrina and Wilma at Plantation Gardens Apartments and Hurricane Wilma at The Dunes Apartments. Depreciation expense increased primarily due to capital improvements and replacements placed into service at The Sterling Apartment Homes and The Knolls Apartments during the past twelve months. Interest expense increased primarily due to an increase in interest incurred on advances from an affiliate of the General Partner and a decrease in the capitalization of construction period interest incurred at The Knolls Apartments as a result of the redevelopment project discussed below.

General and administrative expenses decreased primarily due to a decrease in business privilege taxes paid to the City of Philadelphia. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the year ended December 31, 2006 is due to increases in both rental and other income. Rental income increased primarily due to increases in the average rental rate at all of the Partnership’s residential properties and the commercial property and occupancy at four properties, partially offset by decreases in occupancy at The Dunes Apartments, Regency Oaks Apartments and The Sterling Commerce Center. Other income increased primarily due to an increase in resident utility payments at all of the Partnership’s residential properties.

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Sterling Apartment Homes, incurred damages due to a power short which damaged the elevator. The property recognized a casualty gain of approximately $13,000 as a result of the write off of undepreciated damaged assets of approximately $13,000, net of the receipt of insurance proceeds of approximately $26,000.

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a broken water pipe. During the year ended December 31, 2006, the property recognized a casualty loss of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $29,000, net of the receipt of insurance proceeds of approximately $28,000.

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a sewer backup which were not covered by insurance proceeds. During the year ended December 31, 2006, the property recognized a casualty loss of approximately $53,000 as a result of the write off of undepreciated damaged assets of approximately $53,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the year ended December 31, 2006, the property recognized a casualty gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This casualty gain is included in other income for the year ended December 31, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender subsequent to December 31, 2006. In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006, the estimate was reduced to approximately $191,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Katrina which were not covered by insurance proceeds.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $50,000 as a result of the write off of undepreciated damaged assets of approximately $50,000.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the year ended December 31, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the year ended December 31, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the year ended December 31, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain is included in loss from discontinued operations.

During the year ended December 31, 2004, one of the Partnership’s investment properties, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs were not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs were included in operating expenses.

During the year ended December 31, 2004, one of the Partnership’s investment properties, Palm Lake Apartments, sustained damages from Hurricane Frances. In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000. These costs were not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000, which is included in income from discontinued operations, recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the year ended December 31, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in March 2007 at a total cost of approximately $11,600,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2006 and 2005, approximately $117,000 and $78,000, respectively, of interest, approximately $6,000 and $3,000, respectively, of real estate taxes, and approximately $7,000 and $4,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the years ended December 31, 2006 and 2005, approximately $43,000 and $394,000, respectively, of interest, approximately $1,000 and $15,000, respectively, of real estate taxes, and approximately $1,000 and $26,000, respectively, of other construction period costs were capitalized.

2005 Compared to 2004

The Partnership’s net income for the year ended December 31, 2005 was approximately $1,460,000, compared to net income of approximately $969,000 for the corresponding period in 2004. The increase in net income for the year ended December 31, 2005 is primarily due to an increase in total revenues, a decrease in total expenses and a decrease in the loss from discontinued operations, partially offset by the decrease in gain on the sale of Silverado Apartments and Tates Creek Village Apartments and the decrease in gain on foreclosure of real estate.

As discussed above, as of December 31, 2005, Indian Creek Village Apartments met the criteria of SFAS No. 144 and its assets and liabilities were classified as held for sale on the accompanying consolidated balance sheet at December 31, 2005.

Accordingly, the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for the years ended December 31, 2005 and 2004 reflect the operations of Indian Creek Village Apartments as (loss) income from discontinued operations of approximately ($36,000) and $18,000 for the years ended December 31, 2005 and 2004, respectively, including revenues of approximately $2,154,000 and $2,023,000, respectively. The Partnership sold Indian Creek Village Apartments to a third party on February 27, 2006.

On March 31, 2004, the Partnership sold Silverado Apartments to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004.  Also included in loss from discontinued operations for the year ended December 31, 2004 are results of the property’s operations, income of approximately $13,000, including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Also included in loss from discontinued operations for the year ended December 31, 2004 are results of the property’s operations, income of approximately $35,000, including revenues of approximately $704,000.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan (as discussed in “Note C – Net Investment in Master Loan” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”) which is recognized as gain on foreclosure of real estate.

The Partnership’s income from continuing operations for the year ended December 31, 2005 was approximately $1,538,000, compared to income from continuing operations of approximately $174,000 for the corresponding period in 2004. The increase in income from continuing operations for the year ended December 31, 2005 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues during the year ended December 31, 2005 is due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income during the year ended December 31, 2005 is primarily due to increases in average rental rates and occupancy at six of the Partnership’s properties and a decrease in bad debt expense at six of the Partnership’s properties, partially offset by a decrease in rental rate at The Sterling Commerce Center and a decrease in occupancy at The Knolls Apartments. The decrease in other income during the year ended December 31, 2005 is primarily due to a decrease in lease cancellation fees at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments.

Total expenses decreased during the year ended December 31, 2005 primarily due to decreases in operating and interest expenses and casualty loss (as discussed above and below), partially offset by increases in general and administrative and property tax expenses. Operating expenses decreased primarily due to decreases in utility expenses at The Sterling Commerce Center and the Sterling Apartment Homes, contract services at most of the Partnership’s properties, construction period expenses at The Knolls Apartments that were capitalized as part of the redevelopment project and a decrease in clean up costs incurred during the year ended December 31, 2005 from hurricanes in 2004 at Regency Oaks Apartments and Palm Lake Apartments, partially offset by increased salary and related benefit expenses at Plantation Gardens Apartments and an increase in estimated clean up costs incurred during the year ended December 31, 2005 due to Hurricanes Katrina and Wilma at Plantation Gardens Apartments, Hurricane Wilma at The Dunes Apartments and cleanup costs from the 2004 hurricanes at The Dunes Apartments.  Interest expense decreased primarily due to the capitalization of construction period interest at The Knolls Apartments and The Sterling Apartment Homes due to the redevelopment projects as discussed above. The decrease in interest expense is also due to declining balances on the mortgage notes encumbering the Partnership’s properties due to regularly scheduled principal payments, partially offset by an increase in interest incurred on advances from affiliates. Property tax expense increased due to increases in the assessed values of The Sterling Apartment Homes and Commerce Center, Plantation Gardens Apartments, Palm Lake Apartments and The Dunes Apartments, partially offset by a decrease in the assessed value of Regency Oak Apartments and a refund received during 2004 at Palm Lake Apartments of prior year taxes. No similar refund was received during the year ended December 31, 2005. The increase in property tax expense is also due to additional taxes recorded during the year ended December 31, 2005 at Plantation Gardens Apartments as a result of the settlement of appeals of the appraised value of the property. The appeal was settled during the year ended December 31, 2005 and the settled appraised value was higher than the amount anticipated.

During the year ended December 31, 2004, there was a casualty loss of approximately $25,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net property improvements and replacements of approximately $79,000, partially offset by insurance proceeds of approximately $54,000.

General and administrative expenses increased primarily due to an increase in business privilege taxes paid to the city of Philadelphia, partially offset by a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Agreement and costs associated with the annual audit required by the Agreement. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $1,138,000, compared to approximately $435,000 at December 31, 2005.  Cash and cash equivalents increased approximately $703,000, from December 31, 2005, due to approximately $6,162,000 of cash provided by operating activities and approximately $3,390,000 of cash provided by investing activities, partially offset by approximately $8,849,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Indian Creek Village Apartments and insurance proceeds received, partially offset by property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lenders.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage note payable as a result of the sale of Indian Creek Village Apartments, a prepayment penalty paid and repayment of advances from affiliates of the General Partner, partially offset by advances from affiliates of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvements needs of its properties. The Partnership currently expects to budget approximately $579,000 for 2007 related to the redevelopment project at The Sterling Apartments Homes. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2005, the Partnership refinanced the mortgage encumbering The Loft Apartments. The refinancing replaced the existing mortgage of approximately $3,925,000 with a new mortgage in the amount of approximately $4,600,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment due at maturity of approximately $4,076,000. The Partnership may not prepay the new mortgage loan prior to October 10, 2007. On or after this date the Partnership may prepay subject to a prepayment penalty. Total capitalized loan costs were approximately $66,000 for the year ended December 31, 2005 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. Unamortized loan costs for the prior mortgage of approximately $4,000 were written off and are included in interest expense. As a condition to making the new mortgage loan, the lender required AIMCO to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $54,778,000 requires monthly payments of principal and interest, and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004, 2005 and 2006 (in thousands, except per unit data):

Distributions
Per Limited
	Aggregate	Partnership Unit

01/01/04 – 12/31/04	$ 4,132 (1)	$ 20.76

01/01/05 – 12/31/05	--	--

01/01/06 – 12/31/06	--	--

(1)

Consists of approximately $39,000 of cash from operations and approximately $4,093,000 of cash from proceeds from the March 2004 sale of Silverado Apartments and the June 2004 sale of Tates Creek Village Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 147,083.80 Units in the Partnership representing 73.90% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment and construction projects are capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

Item 7a.

Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at December 31, 2006, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $539,000.

The following table summarizes the Partnership's debt obligations at December 31, 2006.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.20%
(in thousands)
2007	$ 1,652
2008	21,616
2009	1,474
2010	24,960
2011	84
Thereafter	4,134
Total	$53,920

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Partners' Capital for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2007

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$ 1,138	$ 435
Receivables and deposits	1,813	629
Restricted escrows	255	237
Other assets	890	919
Investment in affiliated partnerships (Note I)	640	640

Investment properties (Notes D and F):
Land	16,389	16,389
Buildings and related personal property	110,730	102,407
	127,119	118,796
Less accumulated depreciation	(38,078)	(31,692)
	89,041	87,104
Assets held for sale (Note A)	--	12,113
	$ 93,777	$102,077
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 1,037	$ 2,926
Tenant security deposit liabilities	837	802
Accrued property taxes	56	56
Other liabilities	818	1,137
Due to affiliates (Note E)	9,525	7,927
Mortgage notes payable (Note D)	54,778	56,559
Liabilities related to assets held for sale (Note A)	--	8,049
	67,051	77,456
Partners' Capital
General partner	169	148
Limited partners (199,043.2 units issued and
outstanding)	26,557	24,473
	26,726	24,621
	$ 93,777	$102,077

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$ 22,882	$ 21,320	$ 20,194
Other income	2,053	1,797	1,906
Casualty gain (Note J)	13	--	--
Total revenues	24,948	23,117	22,100

Expenses:
Operating	10,546	10,054	10,409
General and administrative	790	918	857
Depreciation	6,604	4,713	4,766
Interest	4,463	3,913	4,061
Property taxes	1,900	1,851	1,566
Casualty losses (Note J)	595	130	267

Total expenses	24,898	21,579	21,926

Income from continuing operations	50	1,538	174
Loss from discontinued operations
(Notes A & G)	(461)	(36)	(1,095)
Gain (loss) from sale of discontinued operations
(Note G)	2,516	(58)	1,716
Gain on foreclosure of real estate (Note C)	--	--	156
Equity in income from investments (Note I)	--	16	18

Net income (Note B)	$ 2,105	$ 1,460	$ 969

Net income allocated to general partner (1%)	$ 21	$ 15	$ 10

Net income allocated to limited partners (99%)	2,084	1,445	959

	$ 2,105	$ 1,460	$ 969

Per limited partnership unit:
Income from continuing operations	$ 0.25	$ 7.65	$ 0.88
Loss from discontinued operations	(2.29)	(0.18)	(5.45)
Gain (loss) from sale of discontinued operations	12.51	(0.29)	8.54
Gain on foreclosure of real estate	--	--	0.77
Equity in income of investment	--	0.08	0.08

Net income per limited partnership unit	$ 10.47	$ 7.26	$ 4.82

Distributions per limited partnership unit	$ --	$ --	$ 20.76

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2003	199,043.2	$ 123	$ 26,201	$ 26,324

Distributions to partners	--	--	(4,132)	(4,132)

Net income for the year ended
December 31, 2004	--	10	959	969

Partners’ capital at
December 31, 2004	199,043.2	133	23,028	23,161

Net income for the year ended
December 31, 2005	--	15	1,445	1,460

Partners’ capital at
December 31, 2005	199,043.2	148	24,473	24,621

Net income for the year ended
December 31, 2006	--	21	2,084	2,105

Partners’ capital at
December 31, 2006	199,043.2	$ 169	$ 26,557	$ 26,726

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 2,105	$ 1,460	$ 969
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	6,690	5,164	5,300
Amortization of loan costs, lease commissions and
mortgage premiums	(142)	(169)	(190)
Equity in income of investment	--	(16)	(18)
(Gain) loss from sale of discontinued operations	(2,516)	58	(1,716)
Loss on early extinguishment of debt	481	--	1,161
Gain on foreclosure of real estate	--	--	(156)
Casualty loss	613	130	267
Casualty gain	(20)	(59)	--
Change in accounts:
Receivables and deposits	(18)	277	(539)
Other assets	(80)	59	(111)
Accounts payable	(1,054)	1,037	(108)
Tenant security deposit liabilities	1	11	(139)
Accrued property taxes	(61)	17	(464)
Due to affiliates	532	44	(50)
Other liabilities	(369)	(42)	(270)
Net cash provided by operating activities	6,162	7,971	3,936
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	14,636	--	12,589
Property improvements and replacements	(12,593)	(13,343)	(6,658)
Insurance proceeds received	1,365	266	284
Net (deposits to) receipts from restricted escrows	(18)	425	260
Receipts on Master Loan	--	--	156
Net cash provided by (used in) investing activities	3,390	(12,652)	6,631
Cash flows from financing activities:
Distributions to partners	--	--	(4,132)
Payments on mortgage notes payable	(1,586)	(1,697)	(1,655)
Repayment of mortgage notes payable	(7,572)	(3,925)	(7,099)
Proceeds from mortgage note payable	--	4,600	--
Prepayment penalties	(757)	--	(1,527)
Lease commissions paid	--	(38)	(7)
Loan costs paid	--	(66)	--
Advances from affiliate	6,299	6,961	2,391
Repayment of advances from affiliate	(5,233)	(1,674)	--
Net cash (used in) provided by financing activities	(8,849)	4,161	(12,029)
Net increase (decrease) in cash and cash equivalents	703	(520)	(1,462)
Cash and cash equivalents at beginning of year	435	955	2,417
Cash and cash equivalents at end of year	$ 1,138	$ 435	$ 955
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,131	$ 4,518	$ 5,087
Supplemental disclosure of non-cash activity:
Property improvements and replacements
in accounts payable	$ 736	$ 1,662	$ 1,272

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  The foreclosure process on the remaining four properties held by CCEP was completed during the fourth quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP were transferred to the Partnership, subject to the existing liens on such properties, including the first mortgage loans.  As a result, the Partnership assumed responsibility for the operations of such properties.  During 2004 the Partnership sold two of its investment properties and during 2006 the Partnership sold one of its investment properties. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

The Partnership now owns and operates six apartment properties, one each in North Carolina and Colorado, four in Florida and one multiple-use complex in Pennsylvania.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Silverado Apartments and Tates Creek Village Apartments, which both sold in 2004, and Indian Creek Village Apartments, which sold in 2006, as loss from discontinued operations.  Included in loss from discontinued operations for the year ended December 31, 2004 are results of the three properties’ operations of approximately $1,095,000, which includes combined revenues of approximately $3,066,000. In addition, the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 reflect the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.  The operations of Indian Creek Village Apartments for the years ended December 31, 2006 and 2005, losses of approximately $461,000 and $36,000, respectively, include revenues of approximately $359,000 and $2,154,000, respectively.  The assets and liabilities of the property are classified as held for sale at December 31, 2005 on the accompanying consolidated balance sheet in accordance with SFAS No. 144.

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of CCIP Sterling, L.P., a Pennsylvania Limited Partnership, Kennedy Boulevard Associates II, L.P., Kennedy Boulevard Associates III, L.P., Kennedy Boulevard Associates IV, L.P., and Kennedy Boulevard GP I ("KBGP-I"), a Pennsylvania Partnership.  Each of the entities above except KBGP-I are Pennsylvania limited partnerships, and the general partners of each of these affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member. Therefore, the Partnership controls these affiliated limited and general partnerships, and consolidation is required.  CCIP Sterling, L.P. holds title to The Sterling Apartment Homes and Commerce Center ("the Sterling").  All interpartnership transactions have been eliminated.

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

Net Income Per Limited Partnership Unit:  Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year.  Per Unit information has been computed based on 199,043.2 Units for 2006, 2005 and 2004.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,041,000 and $343,000 at December 31, 2006 and 2005, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: In conjunction with the financing of the Sterling in September 1998, the Partnership is required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a replacement reserve fund designated for repairs and replacements at the property.   As of December 31, 2006 and 2005, the balances were approximately $255,000 and $237,000, respectively.

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

Deferred Costs: As of December 31, 2006 and 2005, loan costs of approximately $514,000, less accumulated amortization of approximately $381,000 and $327,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $54,000 and $55,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense. Amortization expense is expected to be approximately $54,000 for 2007, approximately $43,000 for 2008 and approximately $9,000 for each of the years 2009 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization expense was approximately $55,000 and $59,000 for the years ended December 31, 2006 and 2005, respectively, and is included in operating expenses and loss from discontinued operations. At December 31, 2006 and 2005, capitalized lease commissions totaled approximately $358,000 and $393,000, respectively, with accumulated amortization of approximately $207,000 and $187,000, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of six apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures in 2002 and 2003.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $160,000 and $472,000, respectively, property taxes of approximately $7,000 and $18,000, respectively, and operating costs of approximately $8,000 and $30,000, respectively. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006, 2005, and 2004.

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

The Partnership entered into a contract with a third party to sell Indian Creek Village Apartments during 2005. Accordingly the assets and liabilities related to the property were classified as held for sale on the balance sheet as of December 31, 2005 and the operating results of the property are presented in discontinued operations on the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004. The Partnership does not record depreciation on an investment property classified as held for sale; however, depreciation expense recorded prior to its classification as held for sale is included in discontinued operations. The net gain on sale was recognized in 2006 and is presented in discontinued operations. Indian Creek Village Apartments was sold to a third party February 27, 2006.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt approximates its carrying value.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $444,000, $413,000 and $449,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were charged to operating expense and loss from discontinued operations.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership has not yet determined the effect that FIN 48 will have on its financial statements.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal or State income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005	2004
Net income as reported	$ 2,105	$ 1,460	$ 969
(Deduct) add:
Deferred revenue and other liabilities	(205)	47	(450)
Depreciation differences	(977)	(191)	416
Accrued expenses	(18)	(27)	(10)
Casualty	581	(16)	--
Gain on sale of property	114	--	--
Other	(405)	15	330

Federal taxable income	$ 1,195	$ 1,288	$ 1,255
Federal taxable income per
limited partnership unit	$ 5.95	$ 6.41	$ 6.24

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2006	2005

Net assets as reported	$ 26,726	$ 24,621
Land and buildings	2,138	(16)
Accumulated depreciation	3,592	4,427
Syndication fees	22,500	22,500
Other	2,786	5,015
Net assets – Federal tax basis	$ 57,742	$ 56,547

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center ($103,000, $220,000 and $86,000 for 2006, 2005 and 2004, respectively), which are included in general and administrative expense, the Partnership established a deferred tax asset in the amount of approximately $333,000 and $352,000 for 2006 and 2005.  The deferred tax asset is a result of differences between the book and tax equity. The Partnership has established valuation allowances in the amount of $333,000 and $352,000, for 2006 and 2005, respectively, against the deferred tax asset, as the Partnership believes it is more likely than not that the deferred tax asset will not be realized.

Note C - Net Investment in Master Loan

The Partnership was initially formed for the benefit of its limited partners to lend funds to CCEP. The general partner of CCEP is an affiliate of the General Partner.  The Partnership loaned funds to CCEP subject to the Master Loan.  The loans were made to CCEP, and the real properties that secured the Master Loan were purchased and owned by CCEP.

The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP. During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties.  The results of operations of the four properties foreclosed on in 2002 and 2003 are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

During the year ended December 31, 2004, the Partnership received approximately $156,000 from CCEP as the final payment on the Master Loan.

Note D - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment			Balance
			(including	Interest	Maturity	Due At
Property	2006	2005	interest)	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Loft Apartments	$ 4,515	$ 4,584	$ 25	5.04%	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	20,637	21,001	149	6.77%	10/01/08	19,975
The Knolls Apartments	8,294	8,613	81	7.78%	03/01/10	7,105
Plantation Gardens
Apartments	8,134	8,445	80	7.83%	03/01/10	6,972
Palm Lake Apartments	2,508	2,605	25	7.86%	02/01/10	2,158
The Dunes Apartments	3,442	3,575	34	7.81%	02/01/10	2,960
Regency Oaks
Apartments	6,390	6,637	63	7.80%	02/01/10	5,494
	53,920	55,460
Unamortized mortgage
loan premiums	858	1,099
	$54,778	$56,559	$457			$48,740

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2005, the Partnership obtained a mortgage loan in the principal amount of $4,600,000 on The Loft Apartments. The existing mortgage loan with an outstanding principal amount of approximately $3,925,000 was repaid with proceeds from the new mortgage loan. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,076,000 due at maturity. The Partnership may not prepay the new mortgage loan prior to October 10, 2007.  On or after this date the Partnership may prepay the outstanding principal balance provided that the Partnership provides at least sixty days prior written notice and pays a prepayment penalty as defined in the loan agreement.

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages.  The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $858,000 is net of accumulated amortization of approximately $763,000. The mortgage premiums are being amortized over the remaining lives of the loans.  Amortization is included in interest expense and loss from discontinued operations on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 1,652
2008	21,616
2009	1,474
2010	24,960
2011	84
Thereafter	4,134
Total	$53,920

Note E – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,246,000, $1,243,000 and $1,248,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations. At December 31, 2006 approximately $5,000 of these fees remain unpaid and are included in due to affiliates.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,475,000, $1,271,000 and $924,000 for the years ended December 31, 2006, 2005 and 2004, respectively which are included in general and administrative expenses, gain from sale of discontinued operations, investment properties and assets held for sale.

The portion of these reimbursements included in gain from sale of discontinued operations, assets held for sale and investment properties for the years ended December 31, 2006, 2005, and 2004 are construction management services provided by an affiliate of the General Partner of approximately $1,016,000, $712,000, and $269,000, respectively.

In connection with the sale of Silverado Apartments on March 31, 2004 (see “Note G”), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain from sale of discontinued operations and were paid during the year ended December 31, 2004. No such fee was earned in connection with the February 2006 sale of Indian Creek Village Apartments.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,299,000 for operating expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2006. Interest was charged at the prime rate plus 2% (10.25% at December 31, 2006) and amounted to approximately $840,000 for the year ended December 31, 2006. During the year ended December 31, 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,400,000 from proceeds from the sale of Indian Creek Village Apartments. At December 31, 2006, the amount of the outstanding advances and accrued interest was approximately $9,520,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,961,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2% and amounted to approximately $453,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,044,000.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006, 2005 and 2004 the Partnership was charged by AIMCO and its affiliates approximately $534,000, $301,000, and $282,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 147,083.80 Units in the Partnership representing 73.90% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

Investment Properties		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Loft Apartments	$ 4,515	$ 1,053	$ 4,147	$ 3,302
The Sterling Apartment
Homes and Commerce Center	20,637	2,567	12,341	34,143
The Knolls Apartments	8,294	4,318	10,682	9,572
Plantation Gardens
Apartments	8,134	4,046	15,217	1,754
Palm Lake Apartments	2,508	989	3,369	1,014
The Dunes Apartments	3,442	1,449	5,427	488
Regency Oaks Apartments	6,390	2,024	6,902	2,315
Total	$53,920	$16,446	$58,085	$ 52,588

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
The Loft Apartments	$ 997	$ 7,505	$ 8,502	$ 5,862	11/19/90	5-30 yrs
The Sterling Apartment
Homes and Commerce
Center	2,567	46,484	49,051	23,708	12/01/95	5-30 yrs
The Knolls Apartments	4,318	20,254	24,572	3,527	08/09/02	5-30 yrs
Plantation Gardens
Apartments	4,046	16,971	21,017	1,807	11/10/03	5-30 yrs
Palm Lake Apartments	988	4,384	5,372	653	11/10/03	5-30 yrs
The Dunes Apartments	1,449	5,915	7,364	968	11/10/03	5-30 yrs
Regency Oaks Apartments	2,024	9,217	11,241	1,553	11/10/03	5-30 yrs
Totals	$16,389	$110,730	$127,119	$38,078

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$118,796	$118,630
Property improvements and
replacements	11,667	13,733
Assets held for sale	--	(13,414)
Disposal of property	(3,344)	(153)
Balance, real estate at end of year	$127,119	$118,796

Accumulated Depreciation
Balance at beginning of year	$ 31,692	$ 27,837
Additions charged to expense	6,690	5,164
Assets held for sale	--	(1,301)
Disposal of property	(304)	(8)
Balance at end of year	$ 38,078	$ 31,692

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $129,257,000 and $118,812,000, respectively.  Accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005 is approximately $34,486,000 and $26,954,000, respectively.

Indian Creek Village Apartments, which was classified as held for sale at December 31, 2005, is excluded from the December 31, 2005 reconciliation above.  The gross carrying value, accumulated depreciation and Federal tax basis of Indian Creek Village Apartments at December 31, 2005 was approximately $13,385,000, $1,611,000 and $11,774,000, respectively.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project has been started and is expected to be completed in March 2007 at a total cost of approximately $11,600,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2006 and 2005, approximately $117,000 and $78,000, respectively, of interest, approximately $6,000 and $3,000, respectively, of real estate taxes, and approximately $7,000 and $4,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and depreciated over the remaining life of the property.  During the years ended December 31, 2006 and 2005, approximately $43,000 and $394,000, respectively, of interest, approximately $1,000 and $15,000, respectively, of real estate taxes, and approximately $1,000 and $26,000, respectively, of other construction period costs were capitalized.

Note G - Sale of Investment Properties

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the year ended December 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the year ended December 31, 2006 is approximately $20,000 of income, including revenues of approximately $359,000. Included in loss from discontinued operations for the years ended December 31, 2005 and 2004 are results of the property’s operations, loss of approximately $36,000 and income of approximately $18,000, respectively, including revenues of approximately $2,154,000 and approximately $2,023,000, respectively.

On March 31, 2004, the Partnership sold Silverado Apartments to a third party for $6,650,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,169,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,248,000. The sale resulted in a gain on sale of investment property of approximately $1,510,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $685,000 as a result of prepayment penalties paid, partially offset by the write  off of the unamortized mortgage premium, which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $333,000 was earned by and paid to the General Partner during the year ended December 31, 2004.  Also included in loss from discontinued operations for the year ended December 31, 2004 are results of the property’s operations, income of approximately $13,000, including revenues of approximately $339,000.

On June 28, 2004, the Partnership sold Tates Creek Village Apartments to a third party for $6,980,000. After payment of closing costs, the net sales proceeds received by the Partnership were approximately $6,420,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $3,851,000. The sale resulted in a gain on sale of investment property of approximately $206,000 during the year ended December 31, 2004.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $476,000 as a result of prepayment penalties paid, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Pursuant to the Partnership Agreement and in conjunction with the sale, a disposition fee of approximately $349,000 was earned by and paid to the General Partner during the year ended December 31, 2004. Also included in loss from discontinued operations for the year ended December 31, 2004 are results of the property’s operations, income of approximately $35,000, including revenues of approximately $704,000.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

Note H – Commercial Leases

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases.  Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

Year Ending December 31,
2007	$ 1,033
2008	793
2009	677
2010	517
2011	133
$ 3,153

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note I - Investments in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

			Investment
		Ownership	At December 31,
Partnership	Type of Ownership	Percentage	2006	2005
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611	611
			$ 640	$ 640

These investments were assumed during the foreclosure of investment properties from CCEP (see "Note C") and are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the years ended December 31, 2005 and 2004, the Partnership recognized approximately $16,000 and $18,000, respectively, in equity in income from investments related to its allocated share of the income (loss) for the investments. No equity in income or loss was recognized during the year ended December 31, 2006.

Note J – Casualty Events

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Sterling Apartment Homes, incurred damages due to a power short which damaged the elevator. The property recognized a casualty gain of approximately $13,000 as a result of the write off of undepreciated damaged assets of approximately $13,000, net of the receipt of insurance proceeds of approximately $26,000.

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a broken water pipe. During the year ended December 31, 2006, the property recognized a casualty loss of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $29,000, net of the receipt of insurance proceeds of approximately $28,000.

During the year ended December 31, 2006, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from a sewer backup which were not covered by insurance proceeds. During the year ended December 31, 2006, the property recognized a casualty loss of approximately $53,000 as a result of the write off of undepreciated damaged assets of approximately $53,000.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Knolls Apartments, incurred damages from frozen pipes.  During the year ended December 31, 2006, the property recognized a casualty gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This casualty gain is included in other income for the year ended December 31, 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender subsequent to December 31, 2006. In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006, the estimate was reduced to approximately $191,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Katrina which were not covered by insurance proceeds.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $50,000 as a result of the write off of undepreciated damaged assets of approximately $50,000.

During the year ended December 31, 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the year ended December 31, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During the year ended December 31, 2005, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the year ended December 31, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense.

During the year ended December 31, 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the year ended December 31, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain is included in loss from discontinued operations.

During the year ended December 31, 2004, one of the Partnership’s investment properties, Regency Oaks Apartments, sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets. In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000. These costs were not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $24,000. The change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004, one of the Partnership’s investment properties, The Dunes Apartments, sustained damages from Hurricanes Frances and Jeanne. The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds. There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damages to the property caused by the hurricanes. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets. During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000. During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds. These costs were included in operating expenses.

During the year ended December 31, 2004, one of the Partnership’s investment properties, Palm Lake Apartments, sustained damages from Hurricane Frances. In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000. These costs were not covered by insurance proceeds. During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000. This change in estimate was included as a reduction of operating expenses.

During the year ended December 31, 2004 there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000, which is included in income from discontinued operations, recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the year ended December 31, 2006 the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

During the year ended December 31, 2004, there was a casualty loss of approximately $25,000 recorded at Regency Oaks Apartments related to a fire that damaged four apartment units. The loss was the result of the write off of net property improvements and replacements of approximately $79,000, partially offset by insurance proceeds of approximately $54,000.

Note K – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of six apartment complexes one each in North Carolina and Colorado, four in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

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

Segment information for the years ending December 31, 2006, 2005 and 2004 is shown in the tables below (in thousands).  The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments.

2006	Residential	Commercial	Other	Totals

Rental income	$21,526	$ 1,356	$ --	$22,882
Other income	1,886	159	8	2,053
Casualty gain	13	--	--	13
Interest expense	3,382	215	866	4,463
Depreciation expense	6,270	334	--	6,604
General and administrative expenses	--	--	790	790
Casualty loss	595	--	--	595
Gain on sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Segment profit (loss)	3,942	(189)	(1,648)	2,105
Total assets	91,526	1,288	963	93,777
Capital expenditures for investment
properties	11,567	100	--	11,667

2005	Residential	Commercial	Other	Totals

Rental income	$19,908	$ 1,412	$ --	$21,320
Other income	1,646	143	8	1,797
Equity in income of investments	--	--	16	16
Interest expense	3,276	218	419	3,913
Depreciation expense	4,424	289	--	4,713
General and administrative expenses	--	--	918	918
Casualty loss	130	--	--	130
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(36)	--	--	(36)
Segment profit (loss)	2,930	(157)	(1,313)	1,460
Total assets	99,993	1,439	645	102,077
Capital expenditures for investment
properties	13,582	151	--	13,733

2004	Residential	Commercial	Other	Totals

Rental income	$18,776	$ 1,418	$ --	$20,194
Other income	1,765	137	4	1,906
Equity in income of investments	--	--	18	18
Interest expense	3,813	222	26	4,061
Depreciation expense	4,498	268	--	4,766
General and administrative expenses	--	--	857	857
Casualty loss	267	--	--	267
Gain on sale of investment	1,716	--	--	1,716
Loss from discontinued operations	(1,095)	--	--	(1,095)
Gain on foreclosure of real estate	--	--	156	156
Segment profit (loss)	2,107	(433)	(705)	969
Total assets	92,833	1,607	738	95,178
Capital expenditures for investment
properties	7,181	749	--	7,930

Note L – Fourth-Quarter Adjustment

One of the Partnership’s investment properties is subject to local taxes based upon taxable income and gross receipts.  The Partnership's policy is to accrue for these local income taxes using estimated financial information of the investment property. For the first three quarters of 2006 and 2005, the accruals for these taxes were based on estimated amounts. During the fourth quarter of 2006, the Partnership recorded an adjustment to the estimated taxes due for the year ended December 31, 2006, a decrease of approximately $105,000, due primarily to lower than estimated revenues and higher than estimated operating expenses for the investment property.  The actual Partnership taxes to the local governmental agency for the year ended December 31, 2006 were approximately $103,000 as compared to the estimated local taxes for the nine months ended September 30, 2006 of approximately $156,000.  During the fourth quarter of 2005, the Partnership recorded an adjustment to the estimated taxes due for the year ended December 31, 2005, an increase of approximately $130,000, due primarily to higher than estimated revenues and lower than estimated operating expenses for the investment property.  The actual Partnership taxes to the local governmental agency for the year ended December 31, 2005 were approximately $220,000 as compared to the estimated local taxes for the nine months ended September 30, 2005 of approximately $68,000.  The adjustments to local taxes for both 2006 and 2005 were included in general and administrative expenses.  There were no material adjustments to local taxes during the fourth quarter of 2004.

Note M - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Note N – Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$6,043	$ 6,168	$6,316	$6,421	$24,948
Total expenses	5,538	6,159	6,308	6,893	24,898
Income (loss) from continuing
operations	505	9	8	(472)	50
Loss from discontinued
operations	(461)	--	--	--	(461)
Gain on sale of investment	2,465	51	--	--	2,516
Net income (loss)	$ 2,509	$ 60	$ 8	$ (472)	$ 2,105
Net income (loss) allocated
to General Partner (1%)	$ 25	$ 1	$ --	$ (5)	$ 21
Net income (loss) allocated
to Limited Partners (99%)	2,484	59	8	(467)	2,084
	$ 2,509	$ 60	$ 8	$ (472)	$ 2,105
Net income (loss) per limited
partnership unit	$ 12.48	$ 0.30	$ 0.04	$ (2.35)	$ 10.47

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$5,659	$ 5,672	$5,804	$5,982	$23,117
Total expenses	5,213	5,160	5,291	5,915	21,579
Income from continuing
operations	446	512	513	67	1,538
(Loss) income from discontinued
operations	(11)	(59)	34	--	(36)
Loss on sale of investment	--	(58)	--	--	(58)
Equity in income of investment	--	--	10	6	16
Net income	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income allocated
to General Partner (1%)	$ 4	$ 4	$ 6	$ 1	$ 15
Net income allocated
to Limited Partners (99%)	431	391	551	72	1,445
	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income per limited
partnership unit	$ 2.17	$ 1.96	$ 2.77	$ 0.36	$ 7.26

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$5,348	$5,369	$5,615	$5,768	$22,100
Total expenses	5,402	5,664	5,839	5,021	21,926
(Loss) income from continuing
operations	(54)	(295)	(224)	747	174
(Loss) income from discontinued
operations	(635)	(467)	(207)	214	(1,095)
Gain on sale of investment	1,433	283	--	--	1,716
Gain on foreclosure of real
estate	--	156	--	--	156
Equity in income of investment	--	17	--	1	18
Net income (loss)	$ 744	$ (306)	$ (431)	$ 962	$ 969
Net income (loss) allocated
to General Partner (1%)	$ 7	$ (3)	$ (4)	$ 10	$ 10
Net income (loss) allocated
to Limited Partners (99%)	737	(303)	(427)	952	959
	$ 744	$ (306)	$ (431)	$ 962	$ 969
Net income (loss) per limited
partnership unit	$ 3.70	$ (1.52)	$ (2.15)	$ 4.79	$ 4.82
Distributions per limited
partnership unit	$ --	$ 9.13	$ 11.63	$ --	$ 20.76

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers of the General Partner of the Partnership and Corporate Governance

The names and ages of, as well as the positions and offices held by, the present officers and directors of ConCap Equities, Inc. (“CEI” or the “General Partner”) the Partnership’s general partner, as of December 31, 2006, their ages and the nature of all positions with CEI presently held by them are as follows:

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding limited partnership units (the “Units”) of the Partnership:

Name and Address	Number of Units	Percentage
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	50,572.4	25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)	28,832.5	14.49%
Cooper River Properties, L.L.C.
(an affiliate of AIMCO)	11,365.6	5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	56,313.3	28.29%

Reedy River Properties, L.L.C., Cooper River Properties, L.L.C. and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2006, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

	NUMBER OF	PERCENT
NAME AND ADDRESS	UNITS	OF TOTAL

Insignia Properties Trust
55 Beattie Place
P.O. Box 1089
Greenville, SC 29602	100,000	100%

Effective February 26, 1999, Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation.  As a result, AIMCO ultimately acquired a 100% interest in Insignia Properties Trust.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,246,000, $1,243,000 and $1,248,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2006 approximately $5,000 of these fees remain unpaid and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,475,000, $1,271,000 and $924,000 for the years ended December 31, 2006, 2005 and 2004, respectively which are included in general and administrative expenses, gain from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in gain from sale of discontinued operations, assets held for sale and investment properties for the years ended December 31, 2006, 2005, and 2004 are construction management services provided by an affiliate of the General Partner of approximately $1,016,000, $712,000, and $269,000, respectively.

In connection with the sale of Silverado Apartments on March 31, 2004 (see “Note G – Sale of Investment Properties” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”), the General Partner earned a disposition fee of approximately $333,000. In connection with the sale of Tates Creek Village Apartments on June 28, 2004 the General Partner earned a disposition fee of approximately $349,000. These fees are included in gain from sale of discontinued operations and were paid during the year ended December 31, 2004. No such fee was earned in connection with the February 2006 sale of Indian Creek Village Apartments.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,299,000 for operating expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2006. Interest was charged at the prime rate plus 2% (10.25% at December 31, 2006) and amounted to approximately $840,000 for the year ended December 31, 2006. During the year ended December 31, 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $5,400,000 from proceeds from the sale of Indian Creek Village Apartments. At December 31, 2006, the amount of the outstanding advances and accrued interest was approximately $9,520,000 and is included in due to affiliates.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $6,961,000 for expenses at the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2% and amounted to approximately $453,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,044,000.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006, 2005 and 2004 the Partnership was charged by AIMCO and its affiliates approximately $534,000, $301,000, and $282,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 147,083.80 Units in the Partnership representing 73.90% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.90% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.

Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2006, 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $80,000, $74,000, and $97,000 for 2006, 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $32,000, $29,000, and $13,000 for 2006, 2005, and 2004, respectively.

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

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2007
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

EXHIBIT INDEX

S-K Reference

Document Description

3

Certificates of Limited Partnership, as amended to date.  (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 ("1991 Annual Report")).

10.20

Mortgage and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

10.21

Repair Escrow Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

10.22

Replacement Reserve and Security Agreement between Kennedy Boulevard Associates I, L.P., and Lehman Brothers Holdings, Inc., dated August 25, 1998, securing The Sterling Apartment Home and Commerce Center filed in Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

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

10.29

Form of Certificate of Sale as to Property "1" pursuant to sale of Palm Lake Apartments to CCIP Palm Lake, L.L.C. filed October 28, 2003.*

10.30

Form of Certificate of Sale as to Property "2" pursuant to sale of Regency Oaks Apartments to CCIP Regency Oaks, L.L.C. filed October 28, 2003.*

10.31

Form of Certificate of Sale as to Property "3" pursuant to sale of The Dunes Apartments (formerly known as Society Park East Apartments) to CCIP Society Park East, L.L.C. filed October 28, 2003.*

10.32

Form of Certificate of Sale as to Property "4" pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003.*

10.33

Purchase and Sale contract between Consolidated Capital Equity Partner, LP, a California limited partnership and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 8, 2003 filed as exhibit 10.33 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.34

Assignment of purchase and sale contract between Consolidated Capital Equity Partners, LP a California limited partnership and CCIP Silverado, LP, a Delaware limited partnership dated December 8, 2003 filed as exhibit 10.34 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.35

Reinstatement and first amendment to purchase and sale contract by and between CCIP Silverado, LP, a Delaware limited partnership, assignee of Consolidated Capital Equity Partners, LP, a California limited liability partnership, and Cash Investments of El Paso, LLC, a Texas limited liability company and EPT San Mateo Apartments, LP, a Texas limited liability partnership, assignee of original purchaser dated February 6, 2004 filed as exhibit 10.35 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.36

Purchase and Sale contract between CCIP Tates Creek Village, LLC, a Delaware limited liability company and Tates Creek Investments, LLC, a Michigan limited liability company dated April 13, 2004 for the sale of Tates Creek Village Apartments filed as exhibit 10.36 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

10.37

Amendment of purchase and sale contract between CCIP Tates Creek Village, LLC and Tates Creek Investments, LLC, dated May 27, 2004 filed as exhibit 10.37 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

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

10.44

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.45

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.46

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.47

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.48

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.49

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.50

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.51

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

10.52

Multifamily Note dated September 28, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

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

*Filed as exhibits 10.28 through 10.32 in the Registrant’s Quarterly Form 10-Q for the quarterly period ended September 30, 2003 incorporated herein by reference.

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

Date: March 28, 2007

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

Date: March 28, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.