Form 10-Q
period 2007-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2007-05-15
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,142	$ 1,138
Receivables and deposits	1,052	1,813
Restricted escrow	308	255
Deferred tax asset (Note H)	333	--
Other assets	2,013	890
Investment in affiliated partnerships (Note C)	640	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	111,986	110,730
	128,375	127,119
Less accumulated depreciation	(39,909)	(38,078)
	88,466	89,041
	$ 93,954	$ 93,777
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 983	$ 1,037
Tenant security deposit liabilities	874	837
Accrued property taxes	307	56
Other liabilities	908	818
Due to affiliates (Note B)	9,489	9,525
Mortgage notes payable	54,307	54,778
	66,868	67,051
Partners' Capital
General partner	173	169
Limited partners (199,041.2 units issued and
outstanding)	26,913	26,557
	27,086	26,726
	$ 93,954	$ 93,777

Note:

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 5,915	$ 5,565
Other income	563	478
Total revenues	6,478	6,043
Expenses:
Operating	2,781	2,307
General and administrative	171	185
Depreciation	1,831	1,492
Interest	1,147	1,027
Property taxes	495	466
Total expenses	6,425	5,477

Income from continuing operations before income taxes	53	566
Income taxes (Note H):
Current	(26)	(61)
Deferred	333	--
Income from continuing operations	360	505
Loss from discontinued operations (Notes A and D)	--	(461)
Gain from sale of discontinued operations (Note D)	--	2,465
Net income	$ 360	$ 2,509

Net income allocated to general partner (1%)	$ 4	$ 25
Net income allocated to limited partners (99%)	356	2,484
	$ 360	$ 2,509

Per limited partnership unit:
Income from continuing operations	$ 1.79	$ 2.51
Loss from discontinued operations	--	(2.29)
Gain from sale of discontinued operations	--	12.26
Net income per limited partnership unit	$ 1.79	$ 12.48

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2006	199,043.2	$ 169	$ 26,557	$ 26,726

Abandonment of limited
partnership units (Note A)	(2)	--	--	--

Net income for the three
months ended March 31, 2007	--	4	356	360

Partners’ capital at
March 31, 2007	199,041.2	$ 173	$ 26,913	$ 27,086

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 360	$ 2,509
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,831	1,578
Amortization of loan costs, lease commissions and
mortgage premiums	(39)	(42)
Gain from sale of discontinued operations	--	(2,465)
Loss on early extinguishment of debt	--	481
Casualty loss	--	16
Casualty gain	--	(6)
Change in accounts:
Receivables and deposits	(37)	(8)
Deferred tax asset	(333)	--
Other assets	(1,149)	(1,326)
Accounts payable	585	(368)
Tenant security deposit liabilities	37	(32)
Accrued property taxes	251	160
Other liabilities	90	(219)
Due to affiliates	209	7
Net cash provided by operating activities	1,805	285

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	14,636
Net (deposits to) receipts from restricted escrows	(53)	52
Property improvements and replacements	(1,895)	(4,854)
Insurance proceeds received	798	83
Net cash (used in) provided by investing activities	(1,150)	9,917

Cash flows from financing activities:
Advances from affiliate	--	3,664
Repayment of advances from affiliate	(245)	(5,233)
Payments on mortgage notes payable	(406)	(398)
Repayment of mortgage note payable	--	(7,572)
Prepayment penalties	--	(757)
Net cash used in financing activities	(651)	(10,296)

Net increase (decrease) in cash and cash equivalents	4	(94)
Cash and cash equivalents at beginning of period	1,138	435
Cash and cash equivalents at end of period	$ 1,142	$ 341

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 988	$ 1,110
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 97	$ 997

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $736,000 and $1,662,000 of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations, due to its sale on February 27, 2006 (as discussed in “Note D”).

Reclassifications:  Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

Abandoned Units: During the three months ended March 31, 2007, the number of limited partnership units (the “Units”) decreased by 2 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $321,000 and $319,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $232,000 and $491,000 for the three months ended March 31, 2007 and 2006, respectively which are included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $98,000 and $354,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $3,664,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the three months ended March 31, 2006. There were no such advances made to the Partnership during the three months ended March 31, 2007. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007) and was approximately $243,000 and $180,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $274,000 and $5,400,000, respectively, from operations and proceeds from the sale of Indian Creek Village, respectively. At March 31, 2007, the amount of the outstanding loans and accrued interest was approximately $9,489,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $645,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $534,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	March 31, 2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 640

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  There were no distributions received and no equity in income of investment recognized during the three months ended March 31, 2007 and 2006.

Note D - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,465,000 during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

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

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit (loss) before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Factors management used to identify the Partnership's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2007 and 2006 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

2007	Residential	Commercial	Other	Totals
Rental income	$ 5,563	$ 352	$ --	$ 5,915
Other income	526	35	2	563
Interest expense	852	52	243	1,147
Depreciation	1,771	60	--	1,831
General and administrative
expenses	--	--	171	171
Current income tax expense	26	--	--	26
Deferred tax benefit	333	--	--	333
Segment profit (loss)	794	(22)	(412)	360
Total assets	91,872	1,170	912	93,954
Capital expenditures for
investment properties	1,253	3	--	1,256

2006	Residential	Commercial	Other	Totals
Rental income	$ 5,228	$ 337	$ --	$ 5,565
Other income	444	32	2	478
Gain from sale of investment	2,465	--	--	2,465
Loss from discontinued operations	(461)	--	--	(461)
Interest expense	788	55	184	1,027
Depreciation	1,421	71	--	1,492
General and administrative
expenses	--	--	185	185
Current income tax expense	61	--	--	61
Segment profit (loss)	2,946	(70)	(367)	2,509
Total assets	91,407	1,518	802	93,727
Capital expenditures for
investment properties	4,150	39	--	4,189

Note F – Casualty Events

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. Approximately $798,000 of these proceeds were released by the mortgage lender to the Partnership during the three months ended March 31, 2007, and approximately $373,000 was held on deposit with the mortgage lender at March 31, 2007. In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the three months ended March 31, 2006, the estimate was reduced to approximately $137,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000.

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

During the year ended December 31, 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the three months ended March 31, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain was included in loss from discontinued operations.

During the year ended December 31, 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the three months ended March 31, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Note G – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,779,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the three months ended March 31, 2007 and 2006, approximately $2,000 and $70,000, respectively, of interest, approximately $1,000 and $2,000, respectively, of real estate taxes and approximately $1,000 and $2,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2006, approximately $8,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note H – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $333,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the three months ended March 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the three months ended March 31, 2007.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Loft Apartments	95%	94%
Raleigh, North Carolina
The Sterling Apartment Homes (1)	97%	94%
The Sterling Commerce Center (2)	79%	83%
Philadelphia, Pennsylvania
The Knolls Apartments (3)	80%	54%
Colorado Springs, Colorado
Plantation Gardens Apartments	99%	99%
Plantation, Florida
Palm Lake Apartments	95%	97%
Tampa, Florida
The Dunes Apartments (4)	81%	98%
Indian Harbor, Florida
Regency Oaks Apartments (4)	87%	97%
Fern Park, Florida

(1)

The General Partner attributes the increase in occupancy at The Sterling Apartment Homes to an improved residential rental market in the Philadelphia area.

(2)

The General Partner attributes the decrease in occupancy at The Sterling Commerce Center to increased commercial competition in the Philadelphia area.

(3)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the three months ended March 31, 2006 was primarily due to the redevelopment project which began during the fourth quarter of 2004, and was completed in July 2006. At March 31, 2007, the occupancy at the property was 86%.

(4)

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $360,000, compared to net income of approximately $2,509,000 for the corresponding period in 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000, of which approximately $2,465,000 was recognized during the three months ended March 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the three months ended March 31, 2006 are results of the property’s operations, income of approximately $20,000 including revenues of approximately $359,000.

The Partnership’s income from continuing operations for the three months ended March 31, 2007 was approximately $360,000, compared to income from continuing operations of approximately $505,000 for the three months ended March 31, 2006. The decrease in income from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a deferred tax benefit in 2007.

Total expenses increased primarily due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in hazard insurance premiums at all of the Partnership’s investment properties, repairs incurred during the three months ended March 31, 2007 related to several minor occurrences of water damage at Plantation Gardens Apartments and Regency Oaks Apartments and the reversal of accruals for clean up costs during the three months ended March 31, 2006 incurred from hurricanes in 2005 and 2004 at The Dunes Apartments and Plantation Gardens Apartments (as discussed below).  The increase in operating expenses was partially offset by a decrease in referral fees at The Sterling Commerce Center. Depreciation expense increased primarily due to property improvements and replacements placed into service at most of the Partnership’s investment properties during the past twelve months. Interest expense increased primarily due to an increase in interest incurred on advances from an affiliate of the General Partner and a decrease in the capitalization of construction period interest incurred at The Sterling Apartment Homes and The Knolls Apartments as a result of the redevelopment projects discussed below.

General and administrative expenses decreased primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to increases in both rental and other income. Rental income increased primarily due to increases in the average rental rate at six of the Partnership’s residential properties and the commercial property and occupancy at three properties, partially offset by decreases in occupancy at three of the residential properties and The Sterling Commerce Center and the average rental rate at The Knolls Apartments. Other income increased primarily due to an increase in resident utility reimbursements at five of the Partnership’s residential properties.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $333,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the three months ended March 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the three months ended March 31, 2007.

During the year ended December 31, 2005, one of the Partnership’s investment properties, Plantation Gardens Apartments, sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. Approximately $798,000 of these proceeds were released by the mortgage lender to the Partnership during the three months ended March 31, 2007, and approximately $373,000 was held on deposit with the mortgage lender at March 31, 2007. In addition, the Partnership estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the three months ended March 31, 2006, the estimate was reduced to approximately $137,000 and the reduction was recognized during the three months ended March 31, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000.

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

During the year ended December 31, 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the three months ended March 31, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain was included in loss from discontinued operations.

During the year ended December 31, 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the three months ended March 31, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,779,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the three months ended March 31, 2007 and 2006, approximately $2,000 and $70,000, respectively, of interest, approximately $1,000 and $2,000, respectively, of real estate taxes and approximately $1,000 and $2,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the three months ended March 31, 2006, approximately $8,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $1,142,000, compared to approximately $341,000 at March 31, 2006.  Cash and cash equivalents increased approximately $4,000, from December 31, 2006, due to approximately $1,805,000 of cash provided by operating activities, partially offset by approximately $1,150,000 and $651,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow account maintained by the mortgage lender, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $29,000 of capital improvements at the property, consisting primarily of major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2007, the Partnership completed approximately $546,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $2,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $44,000 consisted primarily of office computers, floor covering replacement, and construction related to damages incurred during the year ended December 31, 2006 related to a power shortage which damaged the elevator. These improvements were funded from operating cash flow. The property completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property in April 2007 at a total cost of approximately $11,779,000, of which approximately $11,021,000 was completed prior to 2007. The project was funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs at this property. The Partnership currently expects to spend approximately $212,000 for property redevelopment during the remainder of 2007. The Partnership regularly evaluates the capital improvement needs of the property. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $56,000 of capital improvements at the property consisting primarily of major landscaping, lighting upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $116,000 of capital improvements at the property consisting primarily of sewer and elevator upgrades, floor covering replacement, and reconstruction related to damages to the property caused by Hurricane Wilma. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $64,000 of capital improvements at the property consisting primarily of major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $44,000 of capital improvements at the property consisting primarily of swimming pool upgrades, exterior painting and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $357,000 of capital improvements at the property consisting primarily of fencing, fire safety and lighting upgrades, exterior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $54,307,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 147,197.30 limited partnership units (the "Units") in the Partnership representing 73.95% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  In this regard, on April 3, 2007, AIMCO Properties, L.P., commenced a tender offer to acquire 51,843.90 Units for a purchase price of $335.00 per Unit. Such offer expired on May 1, 2007. On April 30, 2007, AIMCO Properties, L.P. extended the expiration of the offer to May 30, 2007 and adjusted the offer price to $375.00 per Unit. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 73.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at March 31, 2007, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $535,000.

The following table summarizes the Partnership's debt obligations at March 31, 2007.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value as of March 31, 2007.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.21%
(in thousands)

2007	$ 1,246
2008	21,616
2009	1,474
2010	24,960
2011	84
Thereafter	4,134
Total	$ 53,514

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

Date: May 15, 2007

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

Date: May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.