Form 10-Q
period 2007-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2007-08-15
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

(864) 239-1000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,427	$ 1,138
Receivables and deposits	1,588	1,813
Restricted escrow	223	255
Deferred tax asset (Note H)	333	--
Other assets	1,666	890
Investment in affiliated partnerships (Note C)	637	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	113,282	110,730
	129,671	127,119
Less accumulated depreciation	(41,618)	(38,078)
	88,053	89,041
	$ 93,927	$ 93,777
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 635	$ 1,037
Tenant security deposit liabilities	909	837
Accrued property taxes	561	56
Other liabilities	864	818
Due to affiliates (Note B)	9,734	9,525
Mortgage notes payable	53,829	54,778
	66,532	67,051
Partners' Capital
General partner	176	169
Limited partners (199,041.2 units issued and
outstanding)	27,219	26,557
	27,395	26,726
	$ 93,927	$ 93,777

Note:

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 5,949	$ 5,653	$11,864	$11,218
Other income	608	515	1,171	993
Total revenues	6,557	6,168	13,035	12,211
Expenses:
Operating	2,680	2,783	5,461	5,090
General and administrative	200	165	371	350
Depreciation	1,716	1,595	3,547	3,087
Interest	1,152	1,099	2,299	2,126
Property taxes	498	463	993	929
Total expenses	6,246	6,105	12,671	11,582

Income before income taxes, discontinued
operations, casualty gain and equity
in loss from investment	311	63	364	629
Income taxes (expense) benefit (Note H):
Current	(26)	(54)	(52)	(115)
Deferred	--	--	333	--
Income before discontinued operations,
casualty gain and equity in loss from
investment	285	9	645	514
Casualty gain (Note F)	27	--	27	--
Equity in loss from investment (Note C)	(3)	--	(3)	--
Income before discontinued operations	309	9	669	514
Loss from discontinued operations
(Notes A and D)	--	--	--	(461)
Gain from sale of discontinued
operations (Note D)	--	51	--	2,516
Net income	$ 309	$ 60	$ 669	$ 2,569
Net income allocated to general
partner (1%)	$ 3	$ 1	$ 7	$ 26
Net income allocated to limited
partners (99%)	306	59	662	2,543
	$ 309	$ 60	$ 669	$ 2,569
Per limited partnership unit:
Income before discontinued operations	$ 1.54	$ 0.05	$ 3.33	$ 2.56
Loss from discontinued operations	--	--	--	(2.29)
Gain from sale of discontinued
operations	--	0.25	--	12.51
Net income	$ 1.54	$ 0.30	$ 3.33	$ 12.78

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2006	199,043.2	$ 169	$ 26,557	$ 26,726

Abandonment of limited
partnership units (Note A)	(2)	--	--	--

Net income for the six
months ended June 30, 2007	--	7	662	669

Partners’ capital at
June 30, 2007	199,041.2	$ 176	$ 27,219	$ 27,395

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 669	$ 2,569
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,547	3,173
Amortization of loan costs, lease commissions and
mortgage premiums	(74)	(75)
Equity in loss from investment	3	--
Gain from sale of discontinued operations	--	(2,516)
Loss on early extinguishment of debt	--	481
Casualty loss	--	18
Casualty gain	(27)	(7)
Change in accounts:
Receivables and deposits	(922)	23
Deferred tax asset	(333)	--
Other assets	(832)	(935)
Accounts payable	101	(1,056)
Tenant security deposit liabilities	72	(7)
Accrued property taxes	505	384
Other liabilities	46	960
Due to affiliates	454	294
Net cash provided by operating activities	3,209	3,306

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	14,636
Net receipts from (deposits to) restricted escrows	32	(19)
Property improvements and replacements	(3,130)	(8,440)
Insurance proceeds received	1,242	134
Net cash (used in) provided by investing activities	(1,856)	6,311

Cash flows from financing activities:
Payments on mortgage notes payable	(819)	(807)
Repayment of mortgage note payable	--	(7,572)
Prepayment penalty	--	(757)
Advances from affiliate	--	5,695
Repayment of advances from affiliate	(245)	(5,233)
Net cash used in financing activities	(1,064)	(8,674)

Net increase in cash and cash equivalents	289	943
Cash and cash equivalents at beginning of period	1,138	435
Cash and cash equivalents at end of period	$ 1,427	$ 1,378

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,948	$ 2,165
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 233	$ 1,904

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $736,000 and $1,662,000 of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations, due to its sale on February 27, 2006 (as discussed in “Note D”).

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

Abandoned Units: During the six months ended June 30, 2007, the number of limited partnership units (the “Units”) decreased by 2 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $638,000 and $622,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $470,000 and $933,000 for the six months ended June 30, 2007 and 2006, respectively which are included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $195,000 and $698,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $5,695,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the six months ended June 30, 2006. There were no such advances made to the Partnership during the six months ended June 30, 2007. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $488,000 and $367,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $274,000 and $5,400,000, respectively, from operations and proceeds from the sale of Indian Creek Village, respectively. At June 30, 2007, the amount of the outstanding loans and accrued interest was approximately $9,734,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $753,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $534,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	June 30, 2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 8
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 637

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  There were no distributions received during the six months ended June 30, 2007 and 2006. During the three and six months ended June 30, 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $3,000. The Partnership did not recognize any equity in income (loss) during the three and six months ended June 30, 2006.

Note D - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the six months ended June 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

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

Segment information for the three and six months ended June 30, 2007 and 2006 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
June 30, 2007	Residential	Commercial	Other	Totals
Rental income	$ 5,595	$ 354	$ --	$ 5,949
Other income	562	43	3	608
Casualty gain	27	--	--	27
Equity in loss from investment	--	--	(3)	(3)
Interest expense	855	52	245	1,152
Depreciation	1,667	49	--	1,716
General and administrative
expenses	--	--	200	200
Current income tax expense	26	--	--	26
Segment profit (loss)	711	43	(445)	309

For the six months ended
June 30, 2007	Residential	Commercial	Other	Totals
Rental income	$11,158	$ 706	$ --	$11,864
Other income	1,088	78	5	1,171
Casualty gain	27	--	--	27
Equity in loss from investment	--	--	(3)	(3)
Interest expense	1,707	104	488	2,299
Depreciation	3,438	109	--	3,547
General and administrative
expenses	--	--	371	371
Current income tax expense	52	--	--	52
Deferred tax benefit	333	--	--	333
Segment profit (loss)	1,505	21	(857)	669
Total assets	91,683	1,307	937	93,927
Capital expenditures for
investment properties	2,623	4	--	2,627

For the three months ended
June 30, 2006	Residential	Commercial	Other	Totals
Rental income	$ 5,323	$ 330	$ --	$ 5,653
Other income	475	37	3	515
Gain from sale of investment	51	--	--	51
Interest expense	857	52	190	1,099
Depreciation	1,497	98	--	1,595
General and administrative

expenses	--	--	165	165
Current income tax expense	54	--	--	54
Segment profit (loss)	479	(67)	(352)	60

For the six months ended
June 30, 2006	Residential	Commercial	Other	Totals
Rental income	$10,551	$ 667	$ --	$11,218
Other income	919	69	5	993
Gain from sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Interest expense	1,645	107	374	2,126
Depreciation	2,918	169	--	3,087
General and administrative
expenses	--	--	350	350
Current income tax expense	115	--	--	115
Segment profit (loss)	3,425	(137)	(719)	2,569
Total assets	95,073	1,413	746	97,232
Capital expenditures for
investment properties	8,613	69	--	8,682

Note F – Casualty Events

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. Subsequent to June 30, 2007, the Partnership received insurance proceeds of approximately $25,000 to cover the damages.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the three and six months ended June 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the six months ended June 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the three and six months ended June 30, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the six months ended June 30, 2007.  During the three and six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $24,000 as a result of the receipt of additional insurance proceeds of approximately $24,000. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the six months ended June 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000. The clean up was complete as of June 30, 2007.

During 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the three and six months ended June 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During 2005, The Dunes Apartments sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the six months ended June 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense.

During 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the six months ended June 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain is included in loss from discontinued operations.

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the six months ended June 30, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Note G – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2007 and 2006, approximately $3,000 and $102,000, respectively, of interest, approximately $1,000 and $3,000, respectively, of real estate taxes and approximately $1,000 and $4,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $34,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note H – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $333,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the six months ended June 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the six months ended June 30, 2007.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Loft Apartments	95%	94%
Raleigh, North Carolina
The Sterling Apartment Homes	96%	95%
The Sterling Commerce Center (1)	79%	82%
Philadelphia, Pennsylvania
The Knolls Apartments (2)	85%	55%
Colorado Springs, Colorado
Plantation Gardens Apartments	98%	99%
Plantation, Florida
Palm Lake Apartments (3)	93%	97%
Tampa, Florida
The Dunes Apartments (3)	83%	98%
Indian Harbor, Florida
Regency Oaks Apartments (3)	89%	96%
Fern Park, Florida

(1)

The General Partner attributes the decrease in occupancy at The Sterling Commerce Center to increased commercial competition in the Philadelphia area.

(2)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the six months ended June 30, 2006 was primarily due to the redevelopment project which began during the fourth quarter of 2004, and was completed in July 2006. At June 30, 2007, the occupancy at the property was 94%.

(3)

The General Partner attributes the decrease in occupancy at Palm Lake Apartments, The Dunes Apartments and Regency Oaks Apartments to the soft rental market in the local area.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $309,000 and $669,000, respectively, compared to net income of approximately $60,000 and $2,569,000 for the three and six months ended June 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the six months ended June 30, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the six months ended June 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the six months ended June 30, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the six months ended June 30, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

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

The Partnership’s income before discontinued operations for the three and six months ended June 30, 2007 was approximately $309,000 and $669,000, respectively, compared to income before discontinued operations of approximately $9,000 and $514,000 for the three and six months ended June 30, 2006. The increase in income before discontinued operations for the three months ended June 30, 2007 is due to increases in total revenues and the recognition of casualty gains, partially offset by an increase in total expenses. The increase in income before discontinued operations for the six months ended June 30, 2007 is due to the recognition of a deferred tax benefit in 2007, an increase in total revenues and the recognition of casualty gains, partially offset by an increase in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in the average rental rate at six of the Partnership’s residential properties and the commercial property and occupancy at three of the residential properties, partially offset by a decrease in the average rental rate at The Knolls Apartments and a decrease in occupancy at four of the residential properties and the commercial property. Other income increased for both periods primarily due to increases in resident utility reimbursements at six of the Partnership’s residential properties and The Sterling Commerce Center and lease cancellation fees and late charges at five of the residential properties.

The increase in total expenses for the three months ended June 30, 2007 is due to increases in general and administrative, depreciation, interest and property tax expenses, partially offset by a decrease in operating expenses.  The increase in total expenses for the six months ended June 30, 2007 is due to increases in operating, general and administrative, depreciation, interest, and property tax expenses. Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at most of the Partnership’s investment properties during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest incurred on advances from an affiliate of the General Partner and a decrease in the capitalization of construction period interest incurred at The Sterling Apartment Homes and The Knolls Apartments as a result of the completion of the redevelopment projects discussed below. Property tax expense increased for both periods due to an increase in the assessed value of Plantation Gardens Apartments and Regency Oaks Apartments. The decrease in operating expenses for the three months ended June 30, 2007 is primarily due to decreases in contract services at four of the residential properties and The Sterling Commerce Center and clean up costs during the three months ended June 30, 2006 incurred from hurricanes in 2005 and 2004 at Plantation Gardens Apartments (as discussed below), partially offset by increases in contract services at three of the residential properties and repairs incurred during the three months ended June 30, 2007 related to several minor occurrences of water damage at Regency Oaks Apartments.  The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in hazard insurance premiums at six of the Partnership’s residential properties and the commercial property, repairs incurred during the six months ended June 30, 2007 related to several minor occurrences of water damage at Plantation Gardens Apartments and Regency Oaks Apartments and the reversal of accruals for clean up costs during the six months ended June 30, 2006 incurred from hurricanes in 2005 and 2004 at The Dunes Apartments and Plantation Gardens Apartments (as discussed below). The increase in operating expenses for the six months ended June 30, 2007 was partially offset by a decrease in referral fees at The Sterling Commerce Center.

General and administrative expenses increased for both periods primarily due to an increase in costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an interest assessment on unclaimed property paid to the state of California during the three and six months ended June 30, 2006. Also included in general and administrative expenses for the three and six months ended June 30, 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $333,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the six months ended June 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the six months ended June 30, 2007.

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. Subsequent to June 30, 2007, the Partnership received insurance proceeds of approximately $25,000 to cover the damages.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the three and six months ended June 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the six months ended June 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the three and six months ended June 30, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the six months ended June 30, 2007.  During the three and six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $24,000 as a result of the receipt of additional insurance proceeds of approximately $24,000. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the six months ended June 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000. The clean up was complete as of June 30, 2007.

During 2005, there was a casualty loss of approximately $5,000 recorded at Palm Lake Apartments related to a fire that damaged two apartment units. The loss was the result of the write off of undepreciated damaged assets of approximately $31,000, partially offset by estimated insurance proceeds of approximately $26,000.  During the three and six months ended June 30, 2006, the Partnership recognized an additional casualty loss of approximately $2,000, which is included in operating expenses, as a result of actual insurance proceeds of approximately $24,000 received in 2006.

During 2005, The Dunes Apartments sustained damages from Hurricane Wilma. The clean up costs were not covered by insurance proceeds. The Partnership estimated clean up costs from the hurricane would be approximately $30,000. During the six months ended June 30, 2006, the estimate was reduced to approximately $19,000 and the reduction was recognized during the six months ended June 30, 2006 as a reduction in operating expense.

During 2005, there was a fire at Indian Creek Village Apartments that damaged four units.  During the six months ended June 30, 2006, the Partnership recorded a casualty gain of approximately $6,000 as a result of the receipt of insurance proceeds of approximately $83,000 net of the write off of undepreciated damaged assets. This casualty gain is included in loss from discontinued operations.

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the six months ended June 30, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

The equity in loss from investment for the six months ended June 30, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations. The Partnership did not recognize equity in income (loss) for the six months ended June 30, 2006.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2007 and 2006, approximately $3,000 and $102,000, respectively, of interest, approximately $1,000 and $3,000, respectively, of real estate taxes and approximately $1,000 and $4,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the six months ended June 30, 2006, approximately $34,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $1,427,000, compared to approximately $1,378,000 at June 30, 2006.  Cash and cash equivalents increased approximately $289,000, from December 31, 2006, due to approximately $3,209,000 of cash provided by operating activities, partially offset by approximately $1,856,000 and $1,064,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net receipts from a restricted escrow account maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and repayment of advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $69,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2007, the Partnership completed approximately $566,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $3,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $111,000 consisted primarily of heating and air conditioning unit upgrades, balcony replacement, office computers, floor covering replacement, and construction related to damages incurred during the year ended December 31, 2006 related to a power shortage which damaged the elevator. These improvements were funded from operating cash flow and replacement reserves. The property completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property in April 2007 at a total cost of approximately $11,587,000, of which approximately $11,021,000 was completed prior to 2007. The project was funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs at this property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $188,000 of capital improvements at the property, consisting primarily of office computers, major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $286,000 of capital improvements at the property, consisting primarily of kitchen and bath upgrades, exterior improvements, floor covering replacement and reconstruction related to damages to the property caused by Hurricane Wilma in 2005 and a fire in 2006. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $190,000 of capital improvements at the property, consisting primarily of siding replacement, major landscaping, floor covering replacement and construction related to the fire discussed above. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $115,000 of capital improvements at the property consisting primarily of fencing upgrades, major landscaping, exterior painting and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $1,102,000 of capital improvements at the property consisting primarily of fencing, fire safety and lighting upgrades, exterior improvements, roof replacement, electrical upgrades, clubhouse improvements, air conditioning unit upgrades, sidewalk improvements, furniture upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $53,829,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $24,689,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 150,252.55 limited partnership units (the "Units") in the Partnership representing 75.49% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 75.49% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at June 30, 2007, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $531,000.

The following table summarizes the Partnership's debt obligations at June 30, 2007.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value as of June 30, 2007.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.22%
(in thousands)

2007	$ 833
2008	21,616
2009	1,474
2010	24,960
2011	84
Thereafter	4,134
Total	$ 53,101

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

Date: August 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 15, 2007	By: /s/Stephen B. Waters
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

Date: August 15, 2007

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

Date: August 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.