Form 10-Q
period 2007-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2007-11-13
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 13,761	$ 1,138
Receivables and deposits	1,598	1,813
Restricted escrow	222	255
Deferred tax asset (Note I)	347	--
Other assets	1,714	890
Investment in affiliated partnerships (Note C)	635	640

Investment properties:
Land	16,389	16,389
Buildings and related personal property	114,520	110,730
	130,909	127,119
Less accumulated depreciation	(43,490)	(38,078)
	87,419	89,041
	$105,696	$ 93,777
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 634	$ 1,037
Tenant security deposit liabilities	935	837
Accrued property taxes	814	56
Other liabilities	713	818
Due to affiliates (Note B)	68	9,525
Mortgage notes payable (Note D)	75,192	54,778
	78,356	67,051
Partners' Capital
General partner	175	169
Limited partners (199,041.2 units issued and
outstanding)	27,165	26,557
	27,340	26,726
	$105,696	$ 93,777

Note:

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 5,966	$ 5,799	$17,830	$17,017
Other income	620	517	1,791	1,510
Total revenues	6,586	6,316	19,621	18,527
Expenses:
Operating	2,930	2,693	8,391	7,783
General and administrative	157	150	528	500
Depreciation	1,876	1,725	5,423	4,812
Interest	1,238	1,159	3,537	3,285
Property taxes	470	467	1,463	1,396
Total expenses	6,671	6,194	19,342	17,776

(Loss) income before income taxes,
discontinued operations, casualty
gain (loss) and equity in loss from
investment	(85)	122	279	751
Income taxes (expense) benefit (Note I):
Current	(25)	(52)	(77)	(167)
Deferred	14	--	347	--
(Loss) income before discontinued
operations, casualty gain (loss) and
equity in loss from investment	(96)	70	549	584
Casualty gain (loss) (Note G)	43	(62)	70	(62)
Equity in loss from investment (Note C)	(2)	--	(5)	--
(Loss) income before discontinued
operations	(55)	8	614	522
Loss from discontinued operations
(Notes A and E)	--	--	--	(461)
Gain from sale of discontinued
operations (Note E)	--	--	--	2,516
Net (loss) income	$ (55)	$ 8	$ 614	$ 2,577
Net (loss) income allocated to general
partner (1%)	$ (1)	$ --	$ 6	$ 26
Net (loss) income allocated to limited
partners (99%)	(54)	8	608	2,551
	$ (55)	$ 8	$ 614	$ 2,577
Per limited partnership unit:
(Loss) income before discontinued
operations	$ (0.27)	$ 0.04	$ 3.05	$ 2.60
Loss from discontinued operations	--	--	--	(2.29)
Gain from sale of discontinued
operations	--	--	--	12.51
Net (loss) income	$ (0.27)	$ 0.04	$ 3.05	$ 12.82

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners' capital at
December 31, 2006	199,043.2	$ 169	$ 26,557	$ 26,726

Abandonment of limited partnership
units (Note A)	(2)	--	--	--

Net income for the nine months
ended September 30, 2007	--	6	608	614

Partners' capital at
September 30, 2007	199,041.2	$ 175	$ 27,165	$ 27,340

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 614	$ 2,577
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,423	4,898
Amortization of loan costs, lease commissions and
mortgage premiums	(113)	(100)
Equity in loss from investment	5	--
Gain from sale of discontinued operations	--	(2,516)
Loss on early extinguishment of debt	77	481
Casualty loss	2	80
Casualty gain	(72)	(7)
Change in accounts:
Receivables and deposits	(956)	(22)
Deferred tax asset	(347)	--
Other assets	(393)	(453)
Accounts payable	61	(1,098)
Tenant security deposit liabilities	98	(6)
Accrued property taxes	758	635
Other liabilities	(105)	900
Due to affiliates	(781)	645
Net cash provided by operating activities	4,271	6,014
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	14,636
Net receipts from (deposits to) restricted escrows	33	(71)
Property improvements and replacements	(4,425)	(11,790)
Insurance proceeds received	1,339	134
Net cash (used in) provided by investing activities	(3,053)	2,909
Cash flows from financing activities:
Payments on mortgage notes payable	(1,235)	(1,193)
Repayment of mortgage notes payable	(14,075)	(7,572)
Proceeds from mortgage notes payable	36,255	--
Prepayment penalties	(414)	(757)
Loan costs paid	(450)	--
Advances from affiliate	93	6,299
Repayment of advances from affiliate	(8,769)	(5,233)
Net cash provided by (used in) financing activities	11,405	(8,456)
Net increase in cash and cash equivalents	12,623	467
Cash and cash equivalents at beginning of period	1,138	435
Cash and cash equivalents at end of period	$ 13,761	$ 902
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,489	$ 3,133
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 210	$ 661
Lease commissions included in accounts payable	$ 62	$ --

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $736,000 and $1,662,000 of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations, due to its sale on February 27, 2006 (as discussed in “Note E”).

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

Abandoned Units: During the nine months ended September 30, 2007, the number of limited partnership units (the “Units”) decreased by 2 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $970,000 and $930,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $681,000 and $1,214,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $295,000 and $868,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments during the nine months ended September 30, 2007. An affiliate of the General Partner advanced the Partnership approximately $6,299,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the nine months ended September 30, 2006. Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense was approximately $729,000 and $599,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership made payments on the outstanding loans and accrued interest of approximately $10,274,000 and $5,400,000, respectively, from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments and proceeds from the sale of Indian Creek Apartments, respectively. At September 30, 2007, the amount of the outstanding advances and accrued interest was approximately $68,000 and is included in due to affiliates. The outstanding advances and associated accrued interest were paid subsequent to September 30, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $767,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $534,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	September 30, 2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 8
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	16
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 635

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  There were no distributions received during the nine months ended September 30, 2007 and 2006. During the three and nine months ended September 30, 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $2,000 and $5,000, respectively. The Partnership did not recognize any equity in income (loss) during the three and nine months ended September 30, 2006. Subsequent to September 30, 2007, the Partnership received a distribution of approximately $83,000 from one of its affiliated Partnerships, Consolidated Capital Growth Fund.

Note D – Refinancing of Mortgage Notes Payable

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $316,000 for the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $134,000 for the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

Note E - Sale of Investment Property

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the nine months ended September 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

Note F – Segment Reporting

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

Segment information for the three and nine months ended September 30, 2007 and 2006 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
September 30, 2007	Residential	Commercial	Other	Totals
Rental income	$ 5,627	$ 339	$ --	$ 5,966
Other income	568	48	4	620
Casualty gain	43	--	--	43
Equity in loss from investment	--	--	(2)	(2)
Interest expense	943	54	241	1,238
Depreciation	1,828	48	--	1,876
General and administrative
expenses	--	--	157	157
Current income tax expense	25	--	--	25
Deferred tax benefit	14	--	--	14
Segment profit (loss)	339	2	(396)	(55)

For the nine months ended
September 30, 2007	Residential	Commercial	Other	Totals
Rental income	$16,785	$ 1,045	$ --	$17,830
Other income	1,656	126	9	1,791
Casualty gain	70	--	--	70
Equity in loss from investment	--	--	(5)	(5)
Interest expense	2,650	158	729	3,537
Depreciation	5,266	157	--	5,423
General and administrative
expenses	--	--	528	528
Current income tax expense	77	--	--	77
Deferred tax benefit	347	--	--	347
Segment profit (loss)	1,844	23	(1,253)	614
Total assets	91,161	1,162	13,373	105,696
Capital expenditures for
investment properties	3,894	5	--	3,899

For the three months ended
September 30, 2006	Residential	Commercial	Other	Totals
Rental income	$ 5,458	$ 341	$ --	$ 5,799
Other income	470	46	1	517
Casualty loss	(62)	--	--	(62)
Interest expense	865	54	240	1,159
Depreciation	1,643	82	--	1,725
General and administrative
expenses	--	--	150	150
Current income tax expense	52	--	--	52
Segment profit (loss)	427	(30)	(389)	8

For the nine months ended
September 30, 2006	Residential	Commercial	Other	Totals
Rental income	$16,009	$ 1,008	$ --	$17,017
Other income	1,389	115	6	1,510
Gain from sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Casualty loss	(62)	--	--	(62)
Interest expense	2,510	161	614	3,285
Depreciation	4,561	251	--	4,812
General and administrative
expenses	--	--	500	500
Current income tax expense	167	--	--	167
Segment profit (loss)	3,852	(167)	(1,108)	2,577
Total assets	94,548	1,379	730	96,657
Capital expenditures for
investment properties	10,706	83	--	10,789

Note G – Casualty Events

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. During the three and nine months ended September 30, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the nine months ended September 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During the nine months ended September 30, 2006, The Knolls Apartments incurred damages from a sewer backup which were not covered by insurance proceeds. During the three and nine months ended September 30, 2006, the property recognized a casualty loss of approximately $62,000 as a result of the write off of undepreciated damaged assets of approximately $62,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the nine months ended September 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the nine months ended September 30, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the nine months ended September 30, 2007.  During the three and nine months ended September 30, 2007, the Partnership recognized an additional casualty gain of approximately $45,000 and $69,000, respectively, as a result of the receipt of additional insurance proceeds. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000. The clean up was complete as of September 30, 2007.

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

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the nine months ended September 30, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This casualty loss is included in loss from discontinued operations.

Note H – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the nine months ended September 30, 2007 and 2006, approximately $3,000 and $113,000, respectively, of interest, approximately $1,000 and $5,000, respectively, of real estate taxes and approximately $1,000 and $5,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $43,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note I – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $347,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the nine months ended September 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Partnership recognized an additional benefit of approximately $14,000.

Note J – Contingencies

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

The Partnership's investment properties consist of seven properties. The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Loft Apartments	94%	94%
Raleigh, North Carolina
The Sterling Apartment Homes	96%	96%
The Sterling Commerce Center	80%	81%
Philadelphia, Pennsylvania
The Knolls Apartments (1)	89%	56%
Colorado Springs, Colorado
Plantation Gardens Apartments	98%	98%
Plantation, Florida
Palm Lake Apartments (2)	93%	97%
Tampa, Florida
The Dunes Apartments (2)	83%	94%
Indian Harbor, Florida
Regency Oaks Apartments (2)	90%	96%
Fern Park, Florida

(1)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the nine months ended September 30, 2006 was primarily due to the redevelopment project which began during the fourth quarter of 2004 and was completed in July 2006. At September 30, 2007, the occupancy at the property was 97%.

(2)

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

Results of Operations

The Partnership recognized net loss of approximately $55,000 for the three months ended September 30, 2007 and net income of approximately $614,000 for the nine months ended September 30, 2007 compared to net income of approximately $8,000 and $2,577,000 for the three and nine months ended September 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the nine months ended September 30, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the nine months ended September 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the nine months ended September 30, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the nine months ended September 30, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

The Partnership recognized loss before discontinued operations of approximately $55,000 for the three months ended September 30, 2007 and income before discontinued operations of approximately $614,000 for the nine months ended September 30, 2007, compared to income before discontinued operations of approximately $8,000 and $522,000 for the three and nine months ended September 30, 2006, respectively. The increase in loss before discontinued operations for the three months ended September 30, 2007 is due to an increase in total expenses, partially offset by increases in total revenues and the recognition of casualty gains. The increase in income before discontinued operations for the nine months ended September 30, 2007 is due to the recognition of a deferred tax benefit in 2007 and increases in total revenues and the recognition of casualty gains, partially offset by an increase in total expenses.

The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in the average rental rate at six of the Partnership’s residential properties and the commercial property and occupancy at The Knolls Apartments, partially offset by decreases in the average rental rate at The Knolls Apartments and occupancy at three of the residential properties and the commercial property and an increase in bad debt expense. Other income increased for both periods primarily due to increases in resident utility reimbursements at five of the Partnership’s residential properties and The Sterling Commerce Center and lease cancellation fees and late charges at five of the residential properties.

The increase in total expenses for both the three and nine months ended September 30, 2007 is due to increases in operating, depreciation and interest expenses.  The increase in total expenses for the nine months ended September 30, 2007 is also due to increases in property tax and general and administrative expenses. The increase in operating expenses for the three months ended September 30, 2007 is primarily due to increases in contract services at four of the residential properties, utility expenses at six of the residential properties and repairs incurred during the three months ended September 30, 2007 related to several minor occurrences of water damage at Plantation Gardens Apartments and Regency Oaks Apartments. The increase in operating expenses for the nine months ended September 30, 2007 is primarily due to increases in hazard insurance premiums at six of the Partnership’s residential properties and the commercial property, repairs incurred during the nine months ended September 30, 2007 related to several minor occurrences of water damage at Plantation Gardens Apartments and Regency Oaks Apartments, the reversal of accruals for clean up costs during the nine months ended September 30, 2006 incurred from hurricanes in 2005 and 2004 at The Dunes Apartments and Plantation Gardens Apartments (as discussed below) and management fees as a result of the increase in rental income at most of the Partnership’s properties.  Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at most of the Partnership’s investment properties during the past twelve months. The increase in interest expense for the three months ended September 30, 2007 is primarily due to the loss recognized on the early extinguishment of debt as a result of the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments (as discussed in “Liquidity and Capital Resources”). Interest expense increased for the nine months ended September 30, 2007 primarily due to an increase in interest incurred on advances from an affiliate of the General Partner and a decrease in the capitalization of construction period interest incurred at The Sterling Apartment Homes and The Knolls Apartments as a result of the completion of the redevelopment projects discussed below. Property tax expense increased for the nine months ended September 30, 2007 due to an increase in the assessed value of Plantation Gardens Apartments and Regency Oaks Apartments.

General and administrative expenses increased for the nine months ended September 30, 2007 primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an interest assessment on unclaimed property paid to the state of California during the nine months ended September 30, 2006. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $347,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the nine months ended September 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Partnership recognized an additional benefit of approximately $14,000.

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. During the three and nine months ended September 30, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the nine months ended September 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During the nine months ended September 30, 2006, The Knolls Apartments incurred damages from a sewer backup which were not covered by insurance proceeds. During the three and nine months ended September 30, 2006, the property recognized a casualty loss of approximately $62,000 as a result of the write off of undepreciated damaged assets of approximately $62,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the nine months ended September 30, 2006, the property recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the nine months ended September 30, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the property recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the nine months ended September 30, 2007.  During the three and nine months ended September 30, 2007, the Partnership recognized an additional casualty gain of approximately $45,000 and $69,000, respectively, as a result of the receipt of additional insurance proceeds. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the nine months ended September 30, 2006, the estimate was reduced to approximately $151,000 and the reduction was recognized during the nine months ended September 30, 2006 as a reduction in operating expense. The estimate was further revised during the fourth quarter of 2006 to approximately $191,000. The clean up was complete as of September 30, 2007.

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

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000 recorded as a result of the receipt of additional insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the nine months ended September 30, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This casualty loss is included in loss from discontinued operations.

The equity in loss from investment for the three and nine months ended September 30, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations. The Partnership did not recognize equity in income (loss) for the three and nine months ended September 30, 2006.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the nine months ended September 30, 2007 and 2006, approximately $3,000 and $113,000, respectively, of interest, approximately $1,000 and $5,000, respectively, of real estate taxes and approximately $1,000 and $5,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the nine months ended September 30, 2006, approximately $43,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $13,761,000 compared to approximately $902,000 at September 30, 2006.  Cash and cash equivalents increased approximately $12,623,000, from December 31, 2006, due to approximately $11,405,000 and $4,271,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $3,053,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments and advances from an affiliate of the General Partner, partially offset by the repayment of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments, principal payments made on the mortgages encumbering the Partnership’s properties, repayment of advances from an affiliate of the General Partner, loan costs paid and prepayment penalties paid.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net receipts from a restricted escrow account maintained by the mortgage lender.  The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $136,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2007, the Partnership completed approximately $566,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $3,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $300,000 consisted primarily of heating and air conditioning unit upgrades, lighting upgrades, structural improvements, floor covering replacement, and construction related to damages incurred during the year ended December 31, 2006 related to a power short circuit which damaged the elevator. These improvements were funded from operating cash flow and replacement reserves. The property completed a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property in April 2007 at a total cost of approximately $11,587,000, of which approximately $11,021,000 was completed prior to 2007. The project was funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs at this property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $269,000 of capital improvements at the property, consisting primarily of telecommunication upgrades, major landscaping, interior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $683,000 of capital improvements at the property, consisting primarily of kitchen and bath upgrades, air conditioning, fire safety and elevator upgrades, exterior improvements, electrical upgrades, floor covering replacement and reconstruction related to damages to the property caused by Hurricane Wilma in 2005 and a fire in 2006. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $399,000 of capital improvements at the property, consisting primarily of siding and gutter replacement, major landscaping, cabinet replacement, fencing upgrades, floor covering replacement and construction related to the fire discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $170,000 of capital improvements at the property consisting primarily of fencing upgrades, sidewalk improvements, exterior painting and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $1,376,000 of capital improvements at the property consisting primarily of fencing, fire safety and lighting upgrades, exterior improvements, roof replacement, electrical upgrades, clubhouse improvements, air conditioning unit upgrades, sidewalk improvements, furniture upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $316,000 for the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $134,000 for the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage indebtedness encumbering the Partnership’s remaining properties of approximately $38,937,000 requires monthly payments of principal and interest and balloon payments of approximately $19,975,000, $12,223,000 and $4,076,000 during 2008, 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. The General Partner is currently evaluating the Partnership’s cash requirements for potential redevelopment in order to determine the amount, if any, of cash on hand at September 30, 2007 that will be available to distribute to the partners. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 150,276.55 limited partnership units (the "Units") in the Partnership representing 75.50% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  In this regard, on October 29, 2007, an affiliate of AIMCO acquired 2,300 Units for a purchase price of $625.00 per Unit through a private purchase.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 75.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at September 30, 2007, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $749,000.

The following table summarizes the Partnership's debt obligations at September 30, 2007.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value as of September 30, 2007.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 7.35%
(in thousands)

2007	$ 333
2008	21,402
2009	1,237
2010	12,896
2011	613
Thereafter	38,384
Total	$ 74,865

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.53

Amended and Restated Multifamily Note, dated September 28, 2007 between CCIP Plantation Gardens, L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. Filed on Current Report on Form 8-K dated September 28, 2007 and incorporated herein by reference.

10.54

Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated September 28, 2007 between CCIP Plantation Gardens, L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. Filed on Current Report on Form 8-K dated September 28, 2007 and incorporated herein by reference.

10.55

Amended and Restated Multifamily Note, dated September 28, 2007 between CCIP Regency Oaks, L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. Filed on Current Report dated September 28, 2007 and incorporated herein by reference.

10.56

Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated September 28, 2007 between CCIP Regency Oaks, L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. Filed on Current Report on Form 8-K dated September 28, 2007 and incorporated herein by reference.

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