Form 10KSB
period 2007-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2008-03-31
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X__  No  _

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [] No[X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.

Description of Business

General

Consolidated Capital Institutional Properties (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,300.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

At December 31, 2007, the Partnership owned six apartment properties one each in North Carolina and Colorado, four in Florida and one multiple-use complex in Pennsylvania.  See “Item 2. Description of Properties” below.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

Item 1A.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

A further description of the Partnership's business is included in “Management's Discussion and Analysis of Financial Condition and Results of Operation” included in "Item 7" of this Form 10-K.

Segments

Segment data for the years ended December 31, 2007, 2006 and 2005 is included in “Note J – Segment Reporting” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" and is an integral part of this Form 10-K.

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in real estate as of December 31, 2007:

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

Subsequent to December 31, 2007, the Partnership entered into a sale contract with a third party relating to the sale of The Loft Apartments, which is projected to close during the second quarter of 2008.

Schedule of Properties:

Set forth below for each of the Partnership's investment properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2007.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
The Loft
Apartments	$ 8,754	$ 6,273	5-30 yrs	S/L	$ 4,074
The Sterling
Apartment Homes
and Commerce
Center	50,255	26,856	5-30 yrs	S/L	28,685
The Knolls Apartments	24,921	5,385	5-30 yrs	S/L	18,189
Plantation
Gardens Apartments	21,912	2,363	5-30 yrs	S/L	19,405
Palm Lake
Apartments	6,089	927	5-30 yrs	S/L	5,062
The Dunes Apartments	7,937	1,287	5-30 yrs	S/L	6,737
Regency Oaks
Apartments	13,122	2,312	5-30 yrs	S/L	10,971
	$132,990	$45,403			$93,123

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2007.

	Principal Balance At December 31,				Principal
					Balance
		Interest	Period	Maturity	Due At
Property	2007	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
The Loft Apartments	$ 4,443	5.04%	360 months	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	80,000	5.84%	360 months	12/01/17	66,807
The Knolls
Apartments	7,950	7.78%	240 months	03/01/10	7,105
Plantation Gardens
Apartments	24,766	6.08%	360 months	10/01/17	20,855
Palm Lake Apartments	2,404	7.86%	240 months	02/01/10	2,158
The Dunes Apartments	3,298	7.81%	240 months	02/01/10	2,960
Regency Oaks Apartments	11,418	6.16%	360 months	10/01/17	9,635
	134,279
Unamortized mortgage
premiums	294
	$134,573				$113,596

(1)

See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)

Fixed rate mortgages.

On November 30, 2007, the Partnership refinanced the mortgage encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $556,000.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $326,000. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $144,000. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
Property	2007	2006	2007	2006
The Loft Apartments	$ 8,520/unit	$ 8,101/unit	94%	95%
The Sterling Apartment Homes	18,741/unit	18,041/unit	96%	96%
The Sterling Commerce Center	15.92/s.f.	15.52/s.f.	80%	80%
The Knolls Apartments (1)	8,106/unit	8,440/unit	91%	59%
Plantation Gardens Apartments	11,346/unit	10,597/unit	98%	98%
Palm Lake Apartments (2)	9,762/unit	9,428/unit	90%	96%
The Dunes Apartments (2)	8,905/unit	8,844/unit	83%	91%
Regency Oaks Apartments (2)	9,174/unit	8,851/unit	90%	94%

(1)

The General Partner addressed the low occupancy at The Knolls Apartment with a redevelopment project.  The low occupancy for the year ended December 31, 2006 was primarily due to the redevelopment project which began during the fourth quarter of 2004 and was completed in July 2006. At December 31, 2007, the occupancy at the property was 99%.

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

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2008 through the maturities of the current leases.

	Number of			% of Gross
	Expirations	Square Feet	Annual Rent	Annual Rent

2008	6	10,141	$177,373	16.22%
2009	2	6,166	77,203	7.06%
2010	6	33,054	426,884	39.02%
2011	2	12,172	216,938	19.83%
2012	--	--	--	--
2013	1	2,943	50,031	4.57%
2014	--	--	--	--
2015	--	--	--	--
2016	--	--	--	--
2017	1	4,280	145,520	13.30%

One commercial tenant (The Deveraux Foundation) leases 22.6% of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
The Loft Apartments	$102	1.15%
The Sterling Apartment Homes and
Commerce Center	866	8.86%
The Knolls Apartments	53	6.07%
Plantation Gardens Apartments	415	1.88%
Palm Lake Apartments	116	1.94%
The Dunes Apartments	133	1.84%
Regency Oaks Apartments	219	1.62%

Capital Improvements:

The Loft Apartments

During the year ended December 31, 2007, the Partnership completed approximately $252,000 of capital improvements at the property, consisting primarily of exterior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2007, the Partnership completed approximately $566,000 of capital improvements arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $3,000, real estate taxes of approximately $1,000 and other construction period costs of approximately $1,000. Additional capital improvements of approximately $638,000 consisted primarily of heating and air conditioning unit upgrades, energy conservation and lighting upgrades, swimming pool upgrades, structural improvements, appliance and floor covering replacements, and construction related to damages incurred during the year ended December 31, 2006 related to a power surge which damaged the elevator. These improvements were funded from operating cash flow and replacement reserves. The property completed a redevelopment project in April 2007 in order to become more competitive with other properties in the area in an effort to increase occupancy at the property at a total cost of approximately $11,587,000, of which approximately $11,021,000 was completed prior to 2007. The project was funded by operating cash flow, Partnership reserves and advances from an affiliate of the General Partner. Approximately $1,052,000 was advanced during the year ended December 31, 2005 and approximately $3,470,000 was advanced during the year ended December 31, 2006 to pay for redevelopment project costs at this property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2007, the Partnership completed approximately $349,000 of capital improvements at the property, consisting primarily of telecommunication upgrades, major landscaping, interior improvements, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the year ended December 31, 2007, the Partnership completed approximately $970,000 of capital improvements at the property, consisting primarily of kitchen and bath upgrades, air conditioning, fire safety and elevator upgrades, exterior improvements, electrical upgrades, floor covering replacement and reconstruction related to damages to the property caused by Hurricane Wilma in 2005 and a fire in 2006. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the year ended December 31, 2007, the Partnership completed approximately $751,000 of capital improvements at the property, consisting primarily of exterior improvements, gutter replacement, major landscaping, cabinet replacement, kitchen and bath upgrades, heating and air conditioning upgrades, fencing upgrades, appliance and floor covering replacements and construction related to the fire discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the year ended December 31, 2007, the Partnership completed approximately $573,000 of capital improvements at the property consisting primarily of fencing upgrades, sidewalk improvements, interior improvements, major landscaping, swimming pool upgrades, fitness equipment, exterior painting, signage and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2007, the Partnership completed approximately $1,881,000 of capital improvements at the property consisting primarily of fencing, fire safety and lighting upgrades, exterior improvements, roof replacement, electrical upgrades, clubhouse improvements, air conditioning unit upgrades, sidewalk improvements, major landscaping, furniture upgrades, signage and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000.  The Partnership currently has 7,242 holders of record owning an aggregate of 199,041.2 Units.  Affiliates of the General Partner owned 152,582.55 Units or 76.66% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005, 2006 and 2007:

Distributions
Per Limited
	Aggregate	Partnership Unit
(in thousands)

01/01/05 – 12/31/05	$ --	$ --

01/01/06 – 12/31/06	--	--

01/01/07 – 12/31/07	70,000 (1)	351.69

(1)

Consists of approximately $7,060,000 of cash from proceeds from the February 2006 sale of Indian Creek Village Apartments and approximately $62,940,000 of cash from proceeds from the August 2005 refinancing of the mortgage encumbering The Loft Apartments, the September 2007 refinancings of the mortgages encumbering Regency Oaks and Plantation Gardens Apartments and the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Subsequent to December 31, 2007, the Partnership distributed approximately $750,000 to the limited partners (approximately $3.77 per Unit) from proceeds from the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements" for information relating to planned capital improvement expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,582.55 Units in the Partnership representing 76.66% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data

The following table sets forth a summary of selected financial data for the Partnership.  This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

FOR THE YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

Total revenues	$ 26,348	$ 24,935	$ 23,117	$ 22,100	$ 13,670
Total expenses	(27,057)	(24,200)	(21,229)	(21,659)	(13,820)
(Loss) income from continuing
operations	$ (709)	$ 735	$ 1,888	$ 441	$ (150)
(Loss) income from
discontinued operations	$ --	$ (461)	$ (36)	$ (1,095)	$ 401
Gain (loss) from sale of
discontinued operations	$ --	$ 2,516	$ (58)	$ 1,716	$ --
Gain on foreclosure of
real estate	$ --	$ --	$ --	$ 156	$ 839
Net (loss) income	$ (293)	$ 2,105	$ 1,460	$ 969	$ 1,934
Net (loss) income per limited
partnership unit	$ (1.46)	$ 10.47	$ 7.26	$ 4.82	$ 9.62

Distributions per limited
partnership unit	$ 351.69	$ --	$ --	$ 20.76	$ 17.11
Limited partnership units
outstanding	199,041.2	199,043.2	199,043.2	199,043.2	199,043.2

	AS OF DECEMBER 31,
BALANCE SHEETS	2007	2006	2005	2004	2003

	(in thousands)

Total assets	$ 94,209	$ 93,777	$102,077	$ 95,178	$105,012

Mortgage notes payable	$134,573	$ 54,778	$ 56,559	$ 57,544	$ 66,675

The comparability of the information above has been affected by the foreclosure of the eight CCEP properties.  See “Item 1. Description of Business” for further information.

As a result of the sales of Silverado Apartments and Tates Creek Village Apartments to third parties on March 31, 2004 and June 28, 2004, respectively, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the information above for the years ending December 2004 and 2003 reflect the operations of Silverado and Tates Creek Village Apartments as (loss) income from discontinued operations. As of December 31, 2005, Indian Creek Village Apartments met the criteria of SFAS No. 144 and its assets and liabilities were classified as held for sale at December 31, 2005. Accordingly, the information above for the years ended December 31, 2006, 2005, 2004 and 2003 reflect the operations of Indian Creek Village Apartments as (loss) income from discontinued operations. The Partnership sold Indian Creek Village Apartments to a third party on February 27, 2006.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

2007 Compared to 2006

The Partnership recognized net loss of approximately $293,000 for the year ended December 31, 2007, compared to net income of approximately $2,105,000 for the year ended December 31, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations included in “Item 8. Financial Statements and Supplemental Data” for the year ended December 31, 2006 reflects the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the year ended December 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000, for the year ended December 31, 2006, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the year ended December 31, 2006 are results of the property’s operations, income of approximately $20,000, including revenues of approximately $359,000.

The Partnership recognized loss before discontinued operations of approximately $293,000 for the year ended December 31, 2007, compared to income before discontinued operations of approximately $50,000 for the year ended December 31, 2006. The increase in loss before discontinued operations for the year ended December 31, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues, the recognition of a deferred tax benefit in 2007, an increase in distributions received in excess of investment and an increase in the recognition of casualty gains.

The increase in total expenses for the year ended December 31, 2007 is due to increases in operating, depreciation and interest expenses and losses recognized on the early extinguishment of debt. General and administrative and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in hazard insurance premiums at six of the Partnership’s residential properties and the commercial property, repairs incurred during the year ended December 31, 2007 related to several minor occurrences of water damage at Plantation Gardens Apartments and Regency Oaks Apartments, the reversal of accruals for clean up costs during the year ended December 31, 2006 incurred from hurricanes in 2005 and 2004 at The Dunes Apartments and Plantation Gardens Apartments (as discussed below), contract services at five of the residential properties, costs related to water infiltration at The Dunes Apartments and Regency Oaks Apartments, advertising expenses at four of the residential properties and management fees as a result of the increase in rental income at most of the Partnership’s properties.  Depreciation expense increased primarily due to property improvements and replacements placed into service at most of the Partnership’s investment properties during the past twelve months. The increase in interest expense is primarily due to an increase in the carrying balance of the mortgage notes as a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments (as discussed in “Capital Resources and Liquidity”) and a decrease in the capitalization of construction period interest incurred at The Sterling Apartment Homes and The Knolls Apartments as a result of the completion of the redevelopment projects discussed below, partially offset by a decrease in interest incurred on advances from an affiliate of the General Partner.  The loss recognized on the early extinguishment of debt is a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments (as discussed in “Capital Resources and Liquidity”).

Included in general and administrative expenses for the years ended December 31, 2007 and 2006 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the year ended December 31, 2007 is due to increases in both rental and other income. The increase in rental income is primarily due to increases in the average rental rate at six of the Partnership’s residential properties and the commercial property and occupancy at The Knolls Apartments, partially offset by decreases in the average rental rate at The Knolls Apartments and occupancy at four of the residential properties and an increase in bad debt expense. Other income increased primarily due to increases in resident utility reimbursements at five of the Partnership’s residential properties and The Sterling Commerce Center, lease cancellation fees and late charges at five of the residential properties and interest income as a result of higher average cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $361,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the year ended December 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Also during the year ended December 31, 2007, the Partnership recognized an additional benefit of approximately $28,000.  Accordingly, the reduction of the valuation allowance and the additional benefit recognized are reflected as a deferred income tax benefit on the consolidated statement of operations for the year ended December 31, 2007.

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the year ended December 31, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2006, The Knolls Apartments incurred damages from a sewer backup which were not covered by insurance proceeds. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $53,000 as a result of the write off of undepreciated damaged assets of approximately $53,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the year ended December 31, 2006, the Partnership recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the year ended December 31, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the year ended December 31, 2007.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $69,000 as a result of the receipt of additional insurance proceeds. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006, the estimate was reduced to approximately $191,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense. The clean up was complete as of December 31, 2007.

During 2006, The Sterling Apartment Homes incurred damages due to a power surge which damaged the elevator. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $13,000 as a result of the write off of undepreciated damaged assets of approximately $13,000, net of the receipt of insurance proceeds of approximately $26,000.

During 2006, The Knolls Apartments incurred damages from a broken water pipe. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $29,000, net of the receipt of insurance proceeds of approximately $28,000.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Katrina which were not covered by insurance proceeds.  During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $50,000 as a result of the write off of undepreciated damaged assets of approximately $50,000.

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

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000, which is included in income from discontinued operations, recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

The equity in loss from investment for the year ended December 31, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations. Accordingly, for the year ended December 31, 2007, the Partnership recognized approximately $98,000 of income from distributions from an affiliated partnership in which the Partnership’s investment balance had been reduced to zero.  The Partnership did not recognize equity in income (loss) for the year ended December 31, 2006.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the years ended December 31, 2007 and 2006, approximately $3,000 and $117,000, respectively, of interest, approximately $1,000 and $6,000, respectively, of real estate taxes and approximately $1,000 and $7,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $43,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

2006 Compared to 2005

The Partnership’s net income for the year ended December 31, 2006 was approximately $2,105,000, compared to net income of approximately $1,460,000 for the corresponding period in 2005.  As discussed above, in accordance with SFAS No. 144, the consolidated statements of operations for the years ended December 31, 2006 and 2005 included in “Item 8. Financial Statements and Supplementary Data” reflect the operations of Indian Creek Village Apartments, which sold in 2006, as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2005 are results of the property’s operations, loss of approximately $36,000, including revenues of approximately $2,154,000.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

The Partnership’s income before discontinued operations for the year ended December 31, 2006 was approximately $50,000, compared to income before discontinued operations of approximately $1,554,000 for the year ended December 31, 2005. The decrease in income before discontinued operations for the year ended December 31, 2006 is due to increases in total expenses and casualty loss (as discussed above and below), partially offset by an increase in total revenues and a decrease in current tax expense (as discussed above).

Total expenses increased for the year ended December 31, 2006 primarily due to increases in operating, depreciation and interest expenses.  General and administrative and property tax expenses remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in hazard insurance premiums at all of the Partnership’s investment properties and property management fees as a result of the increase in rental income at all of the Partnership’s investment properties. The increase in operating expenses was also due to increased salaries and related benefits and utility expenses at three properties and repairs incurred during the year ended December 31, 2006 related to several minor occurrences of water damage at Regency Oaks Apartments, partially offset by decreases in corporate housing expenses at The Sterling Apartment Homes and The Sterling Commerce Center, clean up costs related to 2005 Hurricanes Katrina and Wilma at Plantation Gardens Apartments and Hurricane Wilma at The Dunes Apartments. Depreciation expense increased primarily due to capital improvements and replacements placed into service at The Sterling Apartment Homes and The Knolls Apartments during the past twelve months. Interest expense increased primarily due to an increase in interest incurred on advances from an affiliate of the General Partner and a decrease in the capitalization of construction period interest incurred at The Knolls Apartments as a result of the redevelopment project discussed above. During the year ended December 31, 2005, approximately $394,000 of interest was capitalized at The Knolls Apartments.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

During 2004, Regency Oaks Apartments sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets.  In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000.  These costs were not covered by insurance proceeds.  During the year ended December 31, 2005, the Partnership revised downward the total estimate clean up costs related to hurricane damage and reduced the estimated by approximately $24,000.  The change in estimate was included as a reduction of operating expenses.

During 2004, The Dunes Apartments sustained damages from Hurricanes Frances and Jeanne.  The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damage to the property caused by the hurricanes. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets.  During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds.  These costs were included in operating expenses.

During 2004, Palm Lake Apartments sustained damages from Hurricane Frances.  In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000.  These costs were not covered by insurance proceeds.  During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000.  This change was included as a reduction of operating expenses.

Capital Resources and Liquidity

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $2,961,000, compared to approximately $1,138,000 at December 31, 2006.  Cash and cash equivalents increased approximately $1,823,000, from December 31, 2006, due to approximately $6,831,000 of cash provided by operating activities, partially offset by approximately $4,527,000 and $481,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received, net receipts from a restricted escrow account maintained by the mortgage lender and distributions from affiliated partnerships.  Cash used in financing activities consisted of a distribution to partners, the repayment of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments, repayment of advances from an affiliate of the General Partner, principal payments made on the mortgages encumbering the Partnership’s properties, loan costs paid, prepayment penalties paid and lease commissions paid, partially offset by proceeds from the refinancing of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments and advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvements needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as  anticipated cash flow generated by the properties.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2007, the Partnership refinanced the mortgage debt encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $556,000 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $566,000 as a result of the payment of costs associated with the defeasance of the previous debt and the write off of unamortized loan costs.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $326,000 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $144,000 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage indebtedness encumbering the Partnership’s remaining properties of approximately $18,389,000 requires monthly payments of principal and interest and balloon payments of approximately $12,223,000 and $4,076,000 during 2010 and 2012, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2005, 2006 and 2007 (in thousands, except per unit data):

Distributions
Per Limited
	Aggregate	Partnership Unit

01/01/05 – 12/31/05	$ --	$ --

01/01/06 – 12/31/06	--	--

01/01/07 – 12/31/07	70,000 (1)	351.69

(1)

Consists of approximately $7,060,000 of cash from proceeds from the February 2006 sale of Indian Creek Village Apartments and approximately $62,940,000 of cash from proceeds form the August 2005 refinancing of the mortgage encumbering The Loft Apartments, the September 2007 refinancings of the mortgages encumbering Regency Oaks and Plantation Gardens Apartments and the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Subsequent to December 31, 2007, the Partnership distributed approximately $750,000 to the limited partners (approximately $3.77 per limited partnership unit) from proceeds from the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Subsequent to December 31, 2007, the Partnership entered into a sale contract with a third party relating to the sale of The Loft Apartments, which is projected to close during the second quarter of 2008. The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2007 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,582.55 limited partnership units (the “Units”) in the Partnership representing 76.66% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 7a.

Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness.  As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.  To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis.  Based on interest rates at December 31, 2007, a 100 basis point increase or decrease in market interest rates would impact Partnership income by approximately $1,343,000.

The following table summarizes the Partnership's debt obligations at December 31, 2007.  The interest rates represent the weighted-average rates.  The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Principal Amount by Expected Maturity

Fixed Rate Debt
Long-term	Average Interest
Debt	Rate 6.91%
(in thousands)
2008	$ 2,165
2009	2,310
2010	14,034
2011	1,818
2012	5,973
Thereafter	107,979
Total	$134,279

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Partners' Capital (Deficiency) for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$ 2,961	$ 1,138
Receivables and deposits	846	1,813
Restricted escrow	--	255
Deferred tax asset (Note B)	361	--
Other assets	1,827	890
Investment in affiliated partnerships (Note H)	627	640

Investment properties (Notes C, E and M):
Land	16,389	16,389
Buildings and related personal property	116,601	110,730
	132,990	127,119
Less accumulated depreciation	(45,403)	(38,078)
	87,587	89,041
	$ 94,209	$ 93,777
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 781	$ 1,037
Tenant security deposit liabilities	945	837
Accrued property taxes	61	56
Other liabilities	1,416	818
Due to affiliates (Note D)	--	9,525
Mortgage notes payable (Note C)	134,573	54,778
	137,776	67,051
Partners' Capital (Deficiency)
General partner	166	169
Limited partners (199,041.2 units issued and
outstanding)	(43,733)	26,557
	(43,567)	26,726
	$ 94,209	$ 93,777

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$23,826	$22,882	$21,320
Other income	2,522	2,053	1,797
Total revenues	26,348	24,935	23,117

Expenses:
Operating	11,516	10,546	10,054
General and administrative	690	687	698
Depreciation	7,336	6,604	4,713
Interest	4,952	4,463	3,913
Property taxes	1,920	1,900	1,851
Loss on early extinguishment of debt (Note C)	643	--	--

Total expenses	27,057	24,200	21,229
(Loss) income before taxes, discontinued
operations, casualty gain (loss), distributions
in excess of investment and equity in (loss) income
from investment	(709)	735	1,888
Income taxes (expense) benefit (Note B):
Current	(108)	(103)	(220)
Deferred	361	--	--
(Loss) income before discontinued operations,
casualty gain (loss), distributions in excess of
investment and equity in (loss) income from
investment	(456)	632	1,668
Casualty gain (loss) (Note I)	70	(582)	(130)
Distributions in excess of investment (Note H)	98	--	--
Equity in (loss) income from investment (Note H)	(5)	--	16

(Loss) income before discontinued operations	(293)	50	1,554
Loss from discontinued operations (Notes A & F)	--	(461)	(36)
Gain (loss) from sale of discontinued operations
(Note F)	--	2,516	(58)

Net (loss) income (Note B)	$ (293)	$ 2,105	$ 1,460

Net (loss) income allocated to general partner (1%)	$ (3)	$ 21	$ 15

Net (loss) income allocated to limited partners (99%)	(290)	2,084	1,445

	$ (293)	$ 2,105	$ 1,460

Per limited partnership unit:
(Loss) income before discontinued operations	$ (1.46)	$ 0.25	$ 7.73
Loss from discontinued operations	--	(2.29)	(0.18)
Gain (loss) from sale of discontinued operations	--	12.51	(0.29)

Net (loss) income	$ (1.46)	$ 10.47	$ 7.26

Distribution per limited partnership unit	$351.69	$ --	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital at
December 31, 2004	199,043.2	$ 133	$ 23,028	$ 23,161

Net income for the year ended
December 31, 2005	--	15	1,445	1,460

Partners’ capital at
December 31, 2005	199,043.2	148	24,473	24,621

Net income for the year ended
December 31, 2006	--	21	2,084	2,105

Partners’ capital at
December 31, 2006	199,043.2	169	26,557	26,726

Abandonment of limited partnership
units (Note A)	(2)	--	--	--

Distribution to partners	--	--	(70,000)	(70,000)

Net loss for the year ended
December 31, 2007	--	(3)	(290)	(293)

Partners’ capital (deficiency) at
December 31, 2007	199,041.2	$ 166	$(43,733)	$(43,567)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (293)	$ 2,105	$ 1,460
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	7,336	6,690	5,164
Amortization of loan costs, lease commissions and
mortgage premiums	(110)	(142)	(169)
Equity in loss (income) from investment	5	--	(16)
(Gain) loss from sale of discontinued operations	--	(2,516)	58
Loss on early extinguishment of debt	643	481	--
Casualty loss	2	613	130
Casualty gain	(72)	(20)	(59)
Distributions in excess of investment	(98)	--	--
Change in accounts:
Receivables and deposits	(204)	(18)	277
Deferred tax asset	(361)	--	--
Other assets	62	(80)	59
Accounts payable	(9)	(1,054)	1,037
Tenant security deposit liabilities	108	1	11
Accrued property taxes	5	(61)	17
Due to affiliates	(781)	532	44
Other liabilities	598	(369)	(42)
Net cash provided by operating activities	6,831	6,162	7,971
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	14,636	--
Property improvements and replacements	(6,227)	(12,593)	(13,343)
Insurance proceeds received	1,339	1,365	266
Net receipts from (deposits to) restricted escrows	255	(18)	425
Distributions from affiliated partnership	106	--	--
Net cash (used in) provided by investing activities	(4,527)	3,390	(12,652)
Cash flows from financing activities:
Distribution to partners	(70,000)	--	--
Payments on mortgage notes payable	(1,543)	(1,586)	(1,697)
Repayment of mortgage notes payable	(34,353)	(7,572)	(3,925)
Proceeds from mortgage notes payable	116,255	--	4,600
Prepayment penalties and defeasance costs	(940)	(757)	--
Lease commissions paid	(130)	--	(38)
Loan costs paid	(1,026)	--	(66)
Advances from affiliate	93	6,299	6,961
Repayment of advances from affiliate	(8,837)	(5,233)	(1,674)
Net cash (used in) provided by financing activities	(481)	(8,849)	4,161
Net increase (decrease) in cash and cash equivalents	1,823	703	(520)
Cash and cash equivalents at beginning of year	1,138	435	955
Cash and cash equivalents at end of year	$ 2,961	$ 1,138	$ 435
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 5,409	$ 4,131	$ 4,518
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 489	$ 736	$ 1,662

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $1,272,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005 reflect the operations of Indian Creek Village Apartments as loss from discontinued operations due to its sale on February 27, 2006.  The operations of Indian Creek Village Apartments for the years ended December 31, 2006 and 2005, losses of approximately $461,000 and $36,000, respectively, include revenues of approximately $359,000 and $2,154,000, respectively.

Certain reclassifications have been made to the 2006 and 2005 balances to conform to the 2007 presentation.

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

Allocation of Profits, Gains, Losses and Distributions:  The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions are allocated in accordance with the Partnership Agreement.

Net Income Per Limited Partnership Unit:  Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year.  Per Unit information has been computed based on 199,041.20 Units for 2007 and 199,043.20 Units for 2006 and 2005.

Abandoned Units: During the year ended December 31, 2007, the number of Units decreased by 2 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,775,000 and $1,041,000 at December 31, 2007 and 2006, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:  In conjunction with the financing of The Sterling Apartment Homes in September 1998, the Partnership was required to make monthly deposits of approximately $17,000 with the mortgage company to establish and maintain a replacement reserve fund designated for repairs and replacements at the property. At December 31, 2006, the balance in this reserve was approximately $255,000.  This escrow was released during 2007 in conjunction with the refinancing of the mortgage encumbering the property.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 ½ years and (2) personal property additions over 5 years.

Deferred Costs: As of December 31, 2007 and 2006, loan costs of approximately $1,091,000 and $514,000, respectively, less accumulated amortization of approximately $36,000 and $381,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $64,000 and $54,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense. Amortization expense is expected to be approximately $113,000 for 2008, approximately $112,000 for each of the years 2009 through 2011 and approximately $110,000 for 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization expense was approximately $53,000 and $55,000 for the years ended December 31, 2007 and 2006, respectively, and is included in operating expenses and loss from discontinued operations. At December 31, 2007 and 2006, capitalized lease commissions totaled approximately $433,000 and $358,000, respectively, with accumulated amortization of approximately $205,000 and $207,000, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of six apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures in 2002 and 2003.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2007, 2006 and 2005, the Partnership capitalized interest of approximately $22,000, $160,000 and $472,000, respectively, real estate taxes of approximately $2,000, $7,000 and $18,000, respectively, and other construction period costs of approximately $1,000, $8,000 and $30,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007, 2006, and 2005.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long term debt. The fair value of the Partnership’s long term debt approximates its carrying value.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  See "Note J" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $524,000, $444,000 and $413,000 for the years ended December 31, 2007, 2006 and 2005, respectively, were charged to operating expense and loss from discontinued operations.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of the tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal or State income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2007	2006	2005
Net (loss) income as reported	$ (293)	$ 2,105	$ 1,460
Add (deduct):
Deferred revenue and other liabilities	85	(205)	47
Depreciation differences	(124)	(977)	(191)
Accrued expenses	(1)	(18)	(27)
Casualty	(70)	581	(16)
Gain on sale of property	--	114	--
Other	(201)	(405)	15

Federal taxable (loss) income	$ (604)	$ 1,195	$ 1,288
Federal taxable (loss) income per
limited partnership unit	$ (3.01)	$ 5.95	$ 6.41

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2007	2006

Net(liabilities)assets as reported	$(43,567)	$ 26,726
Land and buildings	2,079	2,138
Accumulated depreciation	3,457	3,592
Syndication fees	22,500	22,500
Other	2,669	2,786
Net (liabilities) assets – Federal
tax basis	$(12,862)	$ 57,742

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center (approximately $108,000, $103,000 and $220,000 for 2007, 2006 and 2005, respectively), the Partnership has recorded a deferred tax asset in the amount of approximately $361,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the year ended December 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 and an additional benefit of approximately $28,000 recognized during the year ended December 31, 2007 is reflected as a deferred income tax benefit on the consolidated statement of operations for the year ended December 31, 2007.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment			Balance
			(including	Interest	Maturity	Due At
Property	2007	2006	interest)	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

The Loft Apartments	$ 4,443	$ 4,515	$ 25	5.04%	09/10/12	$ 4,076
The Sterling Apartment
Homes and Commerce
Center	80,000	20,637	471	5.84%	12/01/17	66,807
The Knolls Apartments	7,950	8,294	81	7.78%	03/01/10	7,105
Plantation Gardens
Apartments	24,766	8,134	150	6.08%	10/01/17	20,855
Palm Lake Apartments	2,404	2,508	25	7.86%	02/01/10	2,158
The Dunes Apartments	3,298	3,442	34	7.81%	02/01/10	2,960
Regency Oaks
Apartments	11,418	6,390	70	6.16%	10/01/17	9,635
	134,279	53,920
Unamortized mortgage
loan premiums	294	858
	$134,573	$54,778	$856			$113,596

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $556,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $566,000 as a result of the payment of costs associated with the defeasance of the previous debt and the write off of unamortized loan costs.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $326,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $144,000 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages.  The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $294,000 is net of accumulated amortization of approximately $543,000. The mortgage premiums are being amortized over the remaining lives of the loans.  Amortization is included in interest expense and loss from discontinued operations on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 2,165
2009	2,310
2010	14,034
2011	1,818
2012	5,973
Thereafter	107,979
Total	$134,279

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,296,000, $1,246,000 and $1,243,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $979,000, $1,475,000 and $1,271,000 for the years ended December 31, 2007, 2006 and 2005, respectively which is included in general and administrative expenses, gain from sale of discontinued operations and investment properties. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the years ended December 31, 2007, 2006, and 2005 are construction management services provided by an affiliate of the General Partner of approximately $470,000, $1,016,000 and $712,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments during the year ended December 31, 2007. AIMCO Properties, L.P. advanced the Partnership approximately $6,299,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2006. AIMCO Properties, L.P. advanced the Partnership approximately $6,961,000 for expenses at the Partnership’s properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2%. Interest expense was approximately $730,000, $840,000 and $453,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $10,343,000, $5,400,000 and $2,044,000, respectively, from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments, proceeds from the sale of Indian Creek Apartments and funds from operations, respectively. At December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007, 2006 and 2005 the Partnership was charged by AIMCO and its affiliates approximately $579,000, $534,000 and $301,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,582.55 Units in the Partnership representing 76.66% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Loft Apartments	$ 4,443	$ 1,053	$ 4,147	$ 3,554
The Sterling Apartment
Homes and Commerce Center	80,000	2,567	12,341	35,347
The Knolls Apartments	7,950	4,318	10,682	9,921
Plantation Gardens
Apartments	24,766	4,046	15,217	2,649
Palm Lake Apartments	2,404	989	3,369	1,731
The Dunes Apartments	3,298	1,449	5,427	1,061
Regency Oaks Apartments	11,418	2,024	6,902	4,196
Total	$134,279	$16,446	$58,085	$ 58,459

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
The Loft Apartments	$ 997	$ 7,757	$ 8,754	$ 6,273	11/19/90	5-30 yrs
The Sterling Apartment
Homes and Commerce
Center	2,567	47,688	50,255	26,856	12/01/95	5-30 yrs
The Knolls Apartments	4,318	20,603	24,921	5,385	08/09/02	5-30 yrs
Plantation Gardens
Apartments	4,046	17,866	21,912	2,363	11/10/03	5-30 yrs
Palm Lake Apartments	988	5,101	6,089	927	11/10/03	5-30 yrs
The Dunes Apartments	1,449	6,488	7,937	1,287	11/10/03	5-30 yrs
Regency Oaks Apartments	2,024	11,098	13,122	2,312	11/10/03	5-30 yrs
Totals	$16,389	$116,601	$132,990	$45,403

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$127,119	$118,796
Property improvements and
replacements	5,980	11,667
Disposal of property	(109)	(3,344)
Balance, real estate at end of year	$132,990	$127,119

Accumulated Depreciation
Balance at beginning of year	$ 38,078	$ 31,692
Additions charged to expense	7,336	6,690
Disposal of property	(11)	(304)
Balance at end of year	$ 45,403	$ 38,078

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $135,069,000 and $129,257,000, respectively.  Accumulated depreciation for Federal income tax purposes at December 31, 2007 and 2006 is approximately $41,946,000 and $34,486,000, respectively.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the years ended December 31, 2007 and 2006, approximately $3,000 and $117,000, respectively, of interest, approximately $1,000 and $6,000, respectively, of real estate taxes and approximately $1,000 and $7,000, respectively, of other construction period costs were capitalized.

During 2004, the General Partner began a major redevelopment project at The Knolls Apartments.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in July 2006 at a total cost of approximately $8,446,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property.  During the year ended December 31, 2006, approximately $43,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note F - Sale of Investment Properties

On February 27, 2006, the Partnership sold Indian Creek Village Apartments to a third party for a gross sale price of $14,900,000.  The Partnership received net proceeds of approximately $14,636,000 after payment of closing costs.  The Partnership used approximately $7,572,000 and $757,000 of the net proceeds to repay the mortgage encumbering the property and a prepayment penalty, respectively, related to the mortgage. The Partnership used approximately $5,541,000 of the net proceeds to make a partial payment on amounts accrued and payable to affiliates of the General Partner.  The Partnership retained the remaining net proceeds for reserves. The sale resulted in a gain of approximately $2,516,000 during the year ended December 31, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $481,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations. Also included in the loss from discontinued operations for the years ended December 31, 2006 and 2005 are approximately $20,000 of income and approximately $36,000 of loss, including revenues of approximately $359,000 and $2,154,000, respectively.

During the year ended December 31, 2005, the Partnership recognized a reduction of the gain on the sale of Tates Creek Village Apartments, which sold in 2004, of approximately $58,000 due to the revision of the collectibility of receivables expected at the time of the sale.

Note G – Commercial Leases

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases.  Minimum future rental income for the commercial properties subject to noncancellable operating leases is as follows (in thousands):

Year Ending December 31,
2008	$ 1,030
2009	912
2010	722
2011	329
2012	206
thereafter	778
$ 3,977

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note H - Investments in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

			Investment
		Ownership	At December 31,
Partnership	Type of Ownership	Percentage	2007	2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ 11
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	16	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611	611
			$ 627	$ 640

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  During the year ended December 31, 2007, the Partnership received approximately $106,000 of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, approximately $98,000 of which was recognized as income on the accompanying consolidated statements of operations. No such distributions were received during the years ended December 31, 2006 or 2005. During the year ended December 31, 2007, the Partnership recognized approximately $5,000 in equity in loss from investments related to its allocated share of the income (loss) from two of the affiliated partnerships. During the year ended December 31, 2005, the Partnership recognized approximately $16,000 in equity in income from investments related to its allocated share of the income (loss) for the investments. The Partnership did not recognize equity in income (loss) for the year ended December 31, 2006.

Note I – Casualty Events

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the year ended December 31, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2006, The Knolls Apartments incurred damages from a sewer backup which were not covered by insurance proceeds. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $53,000 as a result of the write off of undepreciated damaged assets of approximately $53,000.

During 2005, The Knolls Apartments incurred damages from frozen pipes.  During the year ended December 31, 2006, the Partnership recognized a gain of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $50,000, net of the receipt of insurance proceeds of approximately $51,000. This gain is included in other income for the year ended December 31, 2006.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $491,000 as a result of the write off of undepreciated damaged assets of approximately $2,839,000, net of the receipt of insurance proceeds of approximately $2,348,000, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. These proceeds were released by the mortgage lender to the Partnership during the year ended December 31, 2007.  During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $69,000 as a result of the receipt of additional insurance proceeds. In addition, the Partnership originally estimated clean up costs from the hurricane of approximately $250,000. These costs were not covered by insurance proceeds and were included in operating expenses for the year ended December 31, 2005. During the year ended December 31, 2006, the estimate was reduced to approximately $191,000 and the reduction was recognized during the year ended December 31, 2006 as a reduction in operating expense. The clean up was complete as of December 31, 2007.

During 2006, The Sterling Apartment Homes incurred damages due to a power surge which damaged the elevator. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $13,000 as a result of the write off of undepreciated damaged assets of approximately $13,000, net of the receipt of insurance proceeds of approximately $26,000.

During 2006, The Knolls Apartments incurred damages from a broken water pipe. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $1,000 as a result of the write off of undepreciated damaged assets of approximately $29,000, net of the receipt of insurance proceeds of approximately $28,000.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Katrina which were not covered by insurance proceeds.  During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $50,000 as a result of the write off of undepreciated damaged assets of approximately $50,000.

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

During 2004, Regency Oaks Apartments sustained damages from Hurricanes Charlie, Frances and Jeanne.  The damages incurred totaled approximately $329,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $204,000 recorded at Regency Oaks Apartments related to the damages to the property caused by the hurricanes during 2004.  During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $105,000 as a result of the write-off of additional undepreciated damaged assets.  In 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $73,000.  These costs were not covered by insurance proceeds.  During the year ended December 31, 2005, the Partnership revised downward the total estimate clean up costs related to hurricane damage and reduced the estimated by approximately $24,000.  The change in estimate was included as a reduction of operating expenses.

During 2004, The Dunes Apartments sustained damages from Hurricanes Frances and Jeanne.  The damages incurred totaled approximately $62,000, which were not covered by insurance proceeds.  There was a casualty loss of approximately $38,000 recorded at The Dunes Apartments during 2004 related to the damage to the property caused by the hurricanes. During the year ended December 31, 2005, the Partnership recognized an additional casualty loss of approximately $20,000 as a result of the write off of additional undepreciated damaged assets.  During 2004, the Partnership estimated total clean up costs from the hurricanes would be approximately $16,000.  During the year ended December 31, 2005, the property incurred approximately $35,000 in additional clean up costs which were not covered by insurance proceeds.  These costs were included in operating expenses.

During 2004, Palm Lake Apartments sustained damages from Hurricane Frances.  In 2004, the Partnership estimated total clean up costs from the hurricane would be approximately $51,000.  These costs were not covered by insurance proceeds.  During the year ended December 31, 2005, the Partnership revised downward the total estimated clean up costs related to hurricane damage and reduced the estimate by approximately $30,000.  This change was included as a reduction of operating expenses.

During 2004, there was a fire at Indian Creek Village Apartments that damaged nine units.  The property suffered damages of approximately $482,000. Insurance proceeds of approximately $242,000 were received during the year ended December 31, 2004. No loss was recognized in 2004 as additional proceeds were anticipated to cover the damages incurred. During the year ended December 31, 2005, there was a casualty gain of approximately $59,000, which is included in income from discontinued operations, recorded as a result of the receipt of insurance proceeds of approximately $240,000 related to this fire, net of the write off of undepreciated damaged assets of approximately $181,000. During the year ended December 31, 2006, the Partnership recognized a casualty loss of approximately $16,000 as a result of the write-off of additional undepreciated damaged assets. This loss is included in loss from discontinued operations.

Note J – Segment Reporting

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

Segment information for the years ending December 31, 2007, 2006 and 2005 is shown in the tables below (in thousands).  The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments.

2007	Residential	Commercial	Other	Totals

Rental income	$22,441	$ 1,385	$ --	$23,826
Other income	2,227	188	107	2,522
Distributions in excess of investment	--	--	98	98
Equity in loss from investment	--	--	(5)	(5)
Casualty gain	70	--	--	70
Interest expense	4,011	211	730	4,952
Depreciation	7,131	205	--	7,336
Loss on early extinguishment of debt	643	--	--	643
General and administrative expenses	--	--	690	690
Current income tax expense	108	--	--	108
Deferred tax benefit	361	--	--	361
Segment profit (loss)	901	26	(1,220)	(293)
Total assets	90,495	1,063	2,651	94,209
Capital expenditures for investment
properties	5,971	9	--	5,980

2006	Residential	Commercial	Other	Totals

Rental income	$21,526	$ 1,356	$ --	$22,882
Other income	1,886	159	8	2,053
Gain on sale of investment	2,516	--	--	2,516
Loss from discontinued operations	(461)	--	--	(461)
Casualty loss	(582)	--	--	(582)
Interest expense	3,382	215	866	4,463
Depreciation	6,270	334	--	6,604
General and administrative expenses	--	--	687	687
Current income tax expense	103	--	--	103
Segment profit (loss)	3,839	(189)	(1,545)	2,105
Total assets	91,526	1,288	963	93,777
Capital expenditures for investment
properties	11,567	100	--	11,667

2005	Residential	Commercial	Other	Totals

Rental income	$19,908	$ 1,412	$ --	$21,320
Other income	1,646	143	8	1,797
Loss on sale of investment	(58)	--	--	(58)
Loss from discontinued operations	(36)	--	--	(36)
Equity in income from investments	--	--	16	16
Casualty loss	(130)	--	--	(130)
Interest expense	3,276	218	419	3,913
Depreciation expense	4,424	289	--	4,713
General and administrative expenses	--	--	698	698
Current income tax expense	220	--	--	220
Segment profit (loss)	2,710	(157)	(1,093)	1,460
Total assets	99,993	1,439	645	102,077
Capital expenditures for investment
properties	13,582	151	--	13,733

Note K - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Note L – Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

	1st	2nd	3rd	4th
2007	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$6,478	$6,557	$6,586	$ 6,727	$26,348
Total expenses	6,425	6,246	6,671	7,715	27,057
Income (loss) from continuing
operations	$ 53	$ 311	$ (85)	$ (988)	$ (709)
Net income (loss)	$ 360	$ 309	$ (55)	$ (907)	$ (293)
Net income (loss) allocated
to General Partner (1%)	$ 4	$ 3	$ (1)	$ (9)	$ (3)
Net income (loss) allocated
to Limited Partners (99%)	356	306	(54)	(898)	(290)
	$ 360	$ 309	$ (55)	$ (907)	$ (293)
Net income (loss) per limited
partnership unit	$ 1.79	$ 1.54	$(0.27)	$ (4.52)	$ (1.46)
Distribution per limited
partnership unit	$ --	$ --	$ --	$351.69	$351.69

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$6,043	$ 6,168	$6,316	$6,408	$24,935
Total expenses	5,477	6,105	6,194	6,424	24,200
Income (loss) from continuing
operations	$ 566	$ 63	$ 122	$ (16)	$ 735
Loss from discontinued operations	$ (461)	$ --	$ --	$ --	$ (461)
Gain on sale of investment	$2,465	$ 51	$ --	$ --	$ 2,516
Net income (loss)	$2,509	$ 60	$ 8	$ (472)	$ 2,105
Net income (loss) allocated
to General Partner (1%)	$ 25	$ 1	$ --	$ (5)	$ 21
Net income (loss) allocated
to Limited Partners (99%)	2,484	59	8	(467)	2,084
	$2,509	$ 60	$ 8	$ (472)	$ 2,105
Net income (loss) per limited
partnership unit	$12.48	$ 0.30	$ 0.04	$(2.35)	$ 10.47

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$5,659	$5,672	$5,804	$5,982	$23,117
Total expenses	5,162	5,039	5,270	5,758	21,229
Income from continuing operations	$ 497	$ 633	$ 534	$ 224	$ 1,888
(Loss) income from discontinued
operations	$ (11)	$ (59)	$ 34	$ --	$ (36)
Loss on sale of investment	$ --	$ (58)	$ --	$ --	$ (58)
Net income	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income allocated
to General Partner (1%)	$ 4	$ 4	$ 6	$ 1	$ 15
Net income allocated
to Limited Partners (99%)	431	391	551	72	1,445
	$ 435	$ 395	$ 557	$ 73	$ 1,460
Net income per limited
partnership unit	$ 2.17	$ 1.96	$ 2.77	$ 0.36	$ 7.26

Note M – Subsequent Events

Subsequent to December 31, 2007, the Partnership entered into a sale contract with a third party relating to the sale of The Loft Apartments, which is projected to close during the second quarter of 2008. The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2007 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Subsequent to December 31, 2007, the Partnership distributed approximately $750,000 to the limited partners (approximately $3.77 per limited partnership unit) from proceeds from the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 10.

Directors, Executive Officers of the General Partner of the Partnership and Corporate Governance

The names and ages of, as well as the positions and offices held by, the present officers and directors of ConCap Equities, Inc. (“CEI” or the “General Partner”) the Partnership’s general partner, as of December 31, 2007, their ages and the nature of all positions with CEI presently held by them are as follows:

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

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

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding limited partnership units (the “Units”) of the Partnership:

Name and Address	Number of Units	Percentage
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	50,572.40	25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)	28,832.50	14.49%
Cooper River Properties, L.L.C.
(an affiliate of AIMCO)	11,365.60	5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	61,812.05	31.05%

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

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2007, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,296,000, $1,246,000 and $1,243,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplemental Data”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $979,000, $1,475,000 and $1,271,000 for the years ended December 31, 2007, 2006 and 2005, respectively which is included in general and administrative expenses, gain from sale of discontinued operations and investment properties on the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”. The portion of these reimbursements included in gain from sale of discontinued operations and investment properties for the years ended December 31, 2007, 2006, and 2005 are construction management services provided by an affiliate of the General Partner of approximately $470,000, $1,016,000 and $712,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments during the year ended December 31, 2007. AIMCO Properties, L.P. advanced the Partnership approximately $6,299,000 for expenses at six of the Partnership's properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2006. AIMCO Properties, L.P. advanced the Partnership approximately $6,961,000 for expenses at the Partnership’s properties and to fund redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments during the year ended December 31, 2005. Interest was charged at the prime rate plus 2%. Interest expense was approximately $730,000, $840,000 and $453,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the Partnership made payments on the outstanding loans and accrued interest of approximately $10,343,000, $5,400,000 and $2,044,000, respectively, from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments, proceeds from the sale of Indian Creek Apartments and funds from operations, respectively. At December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007, 2006 and 2005 the Partnership was charged by AIMCO and its affiliates approximately $579,000, $534,000 and $301,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,582.55 Units in the Partnership representing 76.66% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.

Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2007, 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $78,000, $80,000, and $74,000 for 2007, 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $25,000, $32,000, and $29,000 for 2007, 2006, and 2005, respectively.

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

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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

10.51

Multifamily Note dated October 6, 2000 between Consolidated Capital Equity Partners, a California Limited Partnership, and GMAC Commercial Mortgage Corporation, incorporated herein by reference to Current Report on Form 8-K dated September 29, 2000.

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

10.57

Multifamily Note, dated November 30, 2007 between CCIP Sterling, L.P., a Pennsylvania limited partnership, and Wachovia Multifamily Capital, Inc., a Delaware corporation. Filed on Current Report on Form 8-K dated November 30, 2007 and incorporated herein by reference.

10.58

Multifamily Mortgage, Assignment of Rents and Security Agreement, dated November 30, 2007 between CCIP Sterling, L.P., a Pennsylvania limited partnership, and Wachovia Multifamily Capital, Inc., a Delaware corporation. Filed on Current Report on Form 8-K dated November 30, 2007 and incorporated herein by reference.

10.60

Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company, and Northview Realty Group Inc., a Canadian corporation, dated March 20, 2008. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 20, 2008.

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