Form 10-Q
period 2008-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2008-05-14
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10831

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

(Exact name of registrant as specified in its charter)

California	94-2744492
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 1,229	$ 2,961
Receivables and deposits	859	815
Deferred tax asset (Note G)	361	361
Other assets	3,191	1,782
Investment in affiliated partnerships (Note C)	621	627

Investment properties:
Land	15,392	15,392
Buildings and related personal property	109,802	108,844
	125,194	124,236
Less accumulated depreciation	(41,001)	(39,130)
	84,193	85,106
Assets held for sale (Note A)	2,499	2,557
	$ 92,953	$ 94,209
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,303	$ 781
Tenant security deposit liabilities	966	914
Accrued property taxes	283	61
Other liabilities	1,454	1,404
Mortgage notes payable	129,586	130,130
Liabilities related to assets held for sale (Note A)	4,499	4,486
	138,091	137,776
Partners' Capital (Deficiency)
General partner	158	166
Limited partners (199,041.2 units issued and
outstanding)	(45,296)	(43,733)
	(45,138)	(43,567)
	$ 92,953	$ 94,209

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 5,768	$ 5,555
Other income	575	531
Total revenues	6,343	6,086
Expenses:
Operating	2,672	2,601
General and administrative	165	171
Depreciation	1,871	1,729
Interest	1,974	1,087
Property taxes	470	468
Total expenses	7,152	6,056

(Loss)income before taxes, discontinued operations and
equity in loss from investment	(809)	30
Income tax (expense) benefit (Note G):
Current	(25)	(26)
Deferred	--	333
(Loss) income before discontinued operations and
equity in loss from investment	(834)	337
Equity in loss from investment (Note C)	(6)	--
(Loss) income before discontinued operations	(840)	337
Income from discontinued operations (Note A)	19	23
Net (loss) income	$ (821)	$ 360

Net (loss) income allocated to general partner (1%)	$ (8)	$ 4
Net (loss) income allocated to limited partners (99%)	(813)	356
	$ (821)	$ 360

Per limited partnership unit:
(Loss) income before discontinued operations	$ (4.18)	$ 1.68
Income from discontinued operations	0.10	0.11
Net (loss) income	$ (4.08)	$ 1.79

Distribution per limited partnership unit	$ 3.77	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	200,342.0	$ 1	$200,342	$200,343

Partners’ capital (deficiency) at
December 31, 2007	199,041.2	$ 166	$(43,733)	$(43,567)

Distribution to partners	--	--	(750)	(750)

Net loss for the three
months ended March 31, 2008	--	(8)	(813)	(821)

Partners’ capital (deficiency)
at March 31, 2008	199,041.2	$ 158	$(45,296)	$(45,138)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (821)	$ 360
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,974	1,831
Amortization of loan costs, lease commissions and
mortgage premiums	10	(39)
Equity in loss from investment	6	--
Change in accounts:
Receivables and deposits	(50)	(37)
Deferred tax asset	--	(333)
Other assets	(1,449)	(1,149)
Accounts payable	853	585
Tenant security deposit liabilities	57	37
Accrued property taxes	248	251
Other liabilities	50	90
Due to affiliates	--	209
Net cash provided by operating activities	878	1,805

Cash flows from investing activities:
Net deposits to restricted escrows	--	(53)
Property improvements and replacements	(1,331)	(1,895)
Insurance proceeds received	--	798
Net cash used in investing activities	(1,331)	(1,150)

Cash flows from financing activities:
Distribution to partners	(750)	--
Repayment of advances from affiliate	--	(245)
Payments on mortgage notes payable	(529)	(406)
Net cash used in financing activities	(1,279)	(651)

Net (decrease)increase in cash and cash equivalents	(1,732)	4
Cash and cash equivalents at beginning of period	2,961	1,138
Cash and cash equivalents at end of period	$ 1,229	$ 1,142

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,034	$ 988
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 158	$ 97

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $489,000 and $736,000 of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations. The Partnership entered into a sale contract on March 20, 2008 to sell The Loft Apartments to a third party.  On May 9, 2008, the sale contract related to The Loft Apartments was terminated by the prospective buyer.  The Partnership is continuing to actively market The Loft Apartments for sale. Included in income from discontinued operations for the three months ended March 31, 2008 and 2007 are results of the property’s operations of approximately $19,000 and $23,000, respectively, including revenues of approximately $396,000 and $392,000, respectively. As a result of The Loft Apartments being held for sale, its assets and liabilities are classified as held for sale as of March 31, 2008 and December 31, 2007.

Reclassifications:  Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Organization: On April 25, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 19, 2008, by and between the California partnership and the Delaware partnership.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Consolidated Capital Institutional Properties, LP” and (iv) a provision was added that gives the general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

On April 30, 2008, the General Partner amended the Partnership Agreement to establish, and convert existing limited partnership interests into, different designated series of limited partnership interests that have separate rights with respect to specified partnership property. Effective as of the close of business on April 30, 2008 (the “Establishment Date”), each then outstanding Unit of limited partnership interest in the Partnership was converted into one Series A Unit, one Series B Unit and one Series C Unit. Except as described below, the Series A Units, Series B Units and Series C Units entitle the holders thereof to the same rights as the holders of Units of limited partnership interests had prior to the Establishment Date.

From and after the Establishment Date, the Series A Units will be entitled to all of the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Subsidiary and Series C Subsidiary (as defined below), including, but not limited to, all profits, losses and distributions from such entities.

From and after the Establishment Date, the Series B Units will be entitled to all of the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”), including, but not limited to, all profits, losses and distributions from The Knolls Apartments.

From and after the Establishment Date, the Series C Units will be entitled to all of the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”), including, but not limited to, all profits, losses and distributions from The Dunes Apartments.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $329,000 and $321,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $240,000 and $232,000 for the three months ended March 31, 2008 and 2007, respectively which are included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $128,000 and $98,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds to cover expenses at the Partnership’s properties and redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments prior to 2007.  There were no such advances to the Partnership during the three months ended March 31, 2008 or 2007.  Interest was charged at the prime rate plus 2% and interest expense was approximately $243,000 for the three months ended March 31, 2007.  During the three months ended March 31, 2007, the Partnership made payments on the outstanding loans and accrued interest of approximately $274,000 from operations.  During the third and fourth quarters of 2007, the Partnership made payments on the outstanding loans and accrued interest from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments.  There were no such payments made during the three months ended March 31, 2008.  At March 31, 2008 and December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $434,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $579,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	March 31, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	10
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 621

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  There were no distributions received during the three months ended March 31, 2008 and 2007.  During the three months ended March 31, 2008, the Partnership recognized approximately $6,000 in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. The Partnership did not recognize equity in loss for the three months ended March 31, 2007.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of six apartment complexes one in North Carolina, which is classified as held for sale, one in Colorado, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit (loss) before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Factors management used to identify the Partnership's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2008 and 2007 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

2008	Residential	Commercial	Other	Totals
Rental income	$ 5,403	$ 365	$ --	$ 5,768
Other income	482	47	46	575
Income from discontinued operations	19	--	--	19
Equity in loss from investment	--	--	(6)	(6)
Interest expense	1,795	174	5	1,974
Depreciation	1,824	47	--	1,871
General and administrative
expenses	--	--	165	165
Current income tax expense	25	--	--	25
Segment loss	(577)	(114)	(130)	(821)
Total assets	90,441	1,193	1,319	92,953
Capital expenditures for
investment properties	909	91	--	1,000

2007	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$ 5,203	$ 352	$ --	$ 5,555
Other income	494	35	2	531
Income from discontinued operations	23	--	--	23
Interest expense	792	52	243	1,087
Depreciation	1,669	60	--	1,729
General and administrative
expenses	--	--	171	171
Current income tax expense	26	--	--	26
Deferred tax benefit	333	--	--	333
Segment profit (loss)	794	(22)	(412)	360
Total assets	91,872	1,170	912	93,954
Capital expenditures for
investment properties	1,253	3	--	1,256

Note E – Casualty Events

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. Approximately $798,000 of these proceeds were released by the mortgage lender to the Partnership during the three months ended March 31, 2007.

Note F – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the three months ended March 31, 2007, approximately $2,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note G – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $361,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the three months ended March 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the three months ended March 31, 2007.  An additional benefit of approximately $28,000 was recognized during the third and fourth quarters of 2007.  During the three months ended March 31, 2008 and 2007, the Partnership recognized approximately $25,000 and $26,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

Management's Discussion and Analysis Of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six properties and one property which is classified as held for sale at March 31, 2008.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Sterling Apartment Homes	97%	97%
The Sterling Commerce Center	80%	79%
Philadelphia, Pennsylvania
The Knolls Apartments (1)	95%	80%
Colorado Springs, Colorado
Plantation Gardens Apartments	97%	99%
Plantation, Florida
Palm Lake Apartments (2)	92%	95%
Tampa, Florida
The Dunes Apartments (3)	85%	81%
Indian Harbor, Florida
Regency Oaks Apartments (3)	94%	87%
Fern Park, Florida

(1)

The General Partner attributes the increase in occupancy at The Knolls Apartments to the completion of the redevelopment project in July 2006; the project began during the fourth quarter of 2004.

(2)

The General Partner attributes the decrease in occupancy at The Palm Lake Apartments to the soft rental market in the local area.

(3)

The General Partner attributes the increase in occupancy at The Dunes Apartments and Regency Oaks Apartments to increased marketing efforts.

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

Results of Operations

The Partnership recognized net loss of approximately $821,000 for the three months ended March 31, 2008, compared to net income of approximately $360,000 for the three months ended March 31, 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations. The Partnership entered into a sale contract on March 20, 2008 to sell The Loft Apartments to a third party.  On May 9, 2008, the sale contract related to The Loft Apartments was terminated by the prospective buyer.  The Partnership is continuing to actively market The Loft Apartments for sale. Included in income from discontinued operations for the three months ended March 31, 2008 and 2007 are results of the property’s operations of approximately $19,000 and $23,000, respectively, including revenues of approximately $396,000 and $392,000, respectively. As a result of The Loft Apartments being held for sale, its assets and liabilities are classified as held for sale as of March 31, 2008 and December 31, 2007.

The Partnership recognized loss before discontinued operations of approximately $840,000 for the three months ended March 31, 2008, compared to income before discontinued operations of approximately $337,000 for the three months ended March 31, 2007. The increase in loss before discontinued operations is due to an increase in total expenses, the recognition of a deferred tax benefit in 2007 and an increase in equity in loss from investment, partially offset by an increase in total revenues.

The increase in total expenses for the three months ended March 31, 2008 is due to increases in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in hazard insurance premiums, salaries and related benefits and contract services at four of the Partnership’s residential properties and the commercial property and increases in utilities at three of the Partnership’s residential properties and the commercial property, partially offset by decreases in salaries and related benefits at two of the Partnership’s residential properties, utilities at three of the Partnership’s residential properties, an increase in payroll costs capitalized at four of the Partnership’s residential properties and the commercial property and a decrease in contract services at one of the Partnership’s residential properties. Depreciation expense increased primarily due to property improvements and replacements placed into service at four of the Partnership’s residential properties during the past twelve months. The increase in interest expense is primarily due to an increase in the carrying balance of the mortgage notes as a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments in 2007, partially offset by a decrease in interest incurred on advances from an affiliate of the General Partner.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended March 31, 2008 is due to increases in both rental and other income. The increase in rental income is primarily due to increases in the average rental rate at three of the Partnership’s residential properties and occupancy at three of the Partnership’s residential properties and the commercial property, partially offset by decreases in the average rental rate at three of the Partnership’s residential properties and the commercial property, occupancy at two of the residential properties and an increase in bad debt expense at two of the Partnership’s residential properties. Other income increased primarily due to an increase in interest income as a result of higher average cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $361,000. The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the three months ended March 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the three months ended March 31, 2007.  An additional benefit of approximately $28,000 was recognized during the third and fourth quarters of 2007. During the three months ended March 31, 2008 and 2007, the Partnership recognized approximately $25,000 and $26,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006. Approximately $798,000 of these proceeds were released by the mortgage lender to the Partnership during the three months ended March 31, 2007.

The equity in loss from investment for the three months ended March 31, 2008 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations. During the three months ended March 31, 2008, the Partnership recognized approximately $6,000 in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. The Partnership did not recognize equity in loss for the three months ended March 31, 2007.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the three months ended March 31, 2007, approximately $2,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $1,229,000, compared to approximately $1,142,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $1,732,000, from December 31, 2007, due to approximately $1,331,000 and $1,279,000 of cash used in investing and financing activities, respectively, partially offset by approximately $878,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $42,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. This property is classified as held for sale at March 31, 2008.

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2008, the Partnership completed approximately $172,000 of capital improvements at the property consisting primarily of tenant improvements, heating upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $70,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades and window and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $155,000 of capital improvements at the property consisting primarily of air conditioning unit and kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and cash flow generated by the property.

Palm Lake Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $141,000 of capital improvements at the property consisting primarily of cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $190,000 of capital improvements at the property consisting primarily of interior improvements, kitchen and bath upgrades, swimming pool upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $230,000 of capital improvements at the property consisting primarily of lighting upgrades, roof replacement, major landscaping, signage and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $129,586,000 requires monthly payments of principal and interest and balloon payments of approximately $12,223,000 and $97,297,000 during 2010 and 2017, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2008	Unit	2007	Unit

Refinance (1)	$ 750	$ 3.77	$ --	$ --

(1)

Distribution consists of refinance proceeds from the November 2007 refinance of The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,638.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

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

Legal Proceedings.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

EXHIBIT INDEX

Exhibit

Number

Description

3

Certificates of Limited Partnership, as amended to date. (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991 ("1991 Annual Report")).

3.1

Certificate of Limited Partnership of Registrant, dated March 19, 2008 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated April 30, 2008).

3.2

Amendment to Certificate of Limited Partnership of Registrant, dated April 30, 2008 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated April 30, 2008).

3.3

Limited Partnership Agreement of Registrant, dated April 28, 1981 (incorporated herein by reference to Appendix A to the Prospectus included in the Registrant’s Registration Statement on Form S-11 (Reg. No. 2-72384)).

3.4

First Amendment to the Limited Partnership Agreement of Registrant, dated July 11, 1985.

3.5

Second Amendment to the Limited Partnership Agreement of Registrant, dated October 23, 1990.

3.6

Third Amendment to the Limited Partnership Agreement of Registrant, dated October 17, 2000 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.7

Fourth Amendment to the Limited Partnership Agreement of Registrant, dated May 25, 2001 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.8

Fifth Amendment to the Limited Partnership Agreement of Registrant, dated March 19, 2008 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, dated April 30, 2008).

3.9

Sixth Amendment to the Limited Partnership Agreement of Registrant, dated April 30, 2008 (incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, dated April 30, 2008).

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

10.61

First Amendment of Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company, and Northview Realty Group Inc., a Canadian corporation, dated May 1, 2008. Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 1, 2008.

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