Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2008-08-14
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10831

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

(Exact name of registrant as specified in its charter)

Delaware	94-2744492
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 620	$ 2,961
Receivables and deposits	865	815
Deferred tax asset (Note G)	391	361
Other assets	2,660	1,782
Investment in affiliated partnerships (Note C)	619	627

Investment properties:
Land	15,392	15,392
Buildings and related personal property	110,934	108,844
	126,326	124,236
Less accumulated depreciation	(42,894)	(39,130)
	83,432	85,106
Assets held for sale (Note A)	2,606	2,557
	$ 91,193	$ 94,209
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 509	$ 781
Tenant security deposit liabilities	997	914
Accrued property taxes	514	61
Other liabilities	1,289	1,404
Due to affiliates	117	--
Mortgage notes payable	129,032	130,130
Liabilities related to assets held for sale (Note A)	4,509	4,486
	136,967	137,776
Partners' Capital (Deficiency)
General partner	151	166
Limited partners (199,041.2 units issued and
outstanding)	(45,925)	(43,733)
	(45,774)	(43,567)
	$ 91,193	$ 94,209

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 5,761	$ 5,592	$11,529	$11,147
Other income	618	562	1,193	1,093
Total revenues	6,379	6,154	12,722	12,240
Expenses:
Operating	2,720	2,478	5,392	5,079
General and administrative	171	200	336	371
Depreciation	1,893	1,612	3,764	3,341
Interest	1,959	1,095	3,933	2,182
Property taxes	438	470	908	938
Total expenses	7,181	5,855	14,333	11,911

(Loss) income before income taxes,
discontinued operations, casualty gain
and equity in loss from investment	(802)	299	(1,611)	329
Income taxes (expense) benefit (Note G):
Current	(27)	(26)	(52)	(52)
Deferred	30	--	30	333
(Loss) income before discontinued
operations, casualty gain and equity in
loss from investment	(799)	273	(1,633)	610
Casualty gain (Note E)	--	27	--	27
Equity in loss from investment (Note C)	(2)	(3)	(8)	(3)
(Loss) income before discontinued operations	(801)	297	(1,641)	634
Income from discontinued operations (Note A)	165	12	184	35
Net (loss) income	$ (636)	$ 309	$(1,457)	$ 669
Net (loss) income allocated to general
partner	$ (7)	$ 3	$ (15)	$ 7
Net (loss) income allocated to limited
partners	(282)	306	(1,095)	662
(Series A) (Note A)	(96)	--	(96)	--
(Series B) (Note A)	(212)	--	(212)	--
(Series C) (Note A)	(39)	--	(39)	--
	$ (636)	$ 309	$(1,457)	$ 669

Per limited partnership unit:
(Loss) income before discontinued operations	$ (1.71)	$ 1.48	$ (5.88)	$ 3.15
(Series A) (Note A)	(1.00)	--	(1.00)	--
(Series B) (Note A)	(1.07)	--	(1.07)	--
(Series C) (Note A)	(0.20)	--	(0.20)	--
Income from discontinued operations	0.30	0.06	0.39	0.18
Income from discontinued operations (Series A)	0.52	--	0.52	--
Net (loss) income	$ (3.16)	$ 1.54	$ (7.24)	$ 3.33
Distribution per limited partnership unit
	$ --	$ --	$ 3.77	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited			Limited	Limited	Limited	Subtotal
	Partnership	General	Limited	Partners	Partners	Partners	Limited
	Units	Partner	Partners	(Series A)	(Series B)	(Series C)	Partners	Total

Partners’ capital
(deficiency) at
December 31, 2007	199,041.2	$ 166	$(43,733)	$ --	--	--	$(43,733)	$(43,567)

Distribution to partners	--	--	(750)	--	--	--	(750)	(750)

Net loss for the period
January 1, 2008 through
April 30, 2008	--	(11)	(1,095)	--	--	--	(1,095)	(1,106)

Partners’ capital
(deficiency) at
April 30, 2008	199,041.2	155	(45,578)	--	--	--	(45,578)	(45,423)

Transfer of interest
(Note A)	--	--	45,578	(25,985)	(16,722)	(2,871)	--	--

Net loss for the period
May 1, 2008 through
June 30, 2008	--	(4)	--	(96)	(212)	(39)	(347)	(351)

Partners’ capital
(deficiency) at
June 30, 2008	199,041.2	$ 151	$ --	$(26,081)	$(16,934)	$(2,910)	$(45,925)	$(45,774)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (1,457)	$ 669
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	3,867	3,547
Amortization of loan costs, lease commissions and
mortgage premiums	15	(74)
Equity in loss from investment	8	3
Casualty gain	--	(27)
Change in accounts:
Receivables and deposits	(58)	(922)
Deferred tax asset	(30)	(333)
Other assets	(906)	(832)
Accounts payable	6	101
Tenant security deposit liabilities	92	72
Accrued property taxes	504	505
Other liabilities	(115)	46
Due to affiliates	117	454
Net cash provided by operating activities	2,043	3,209

Cash flows from investing activities:
Net receipts from restricted escrows	--	32
Property improvements and replacements	(2,517)	(3,130)
Insurance proceeds received	--	1,242
Net cash used in investing activities	(2,517)	(1,856)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,067)	(819)
Lease commissions paid	(50)	--
Distribution to partners	(750)	--
Repayment of advances from affiliate	--	(245)
Net cash used in financing activities	(1,867)	(1,064)

Net (decrease) increase in cash and cash equivalents	(2,341)	289
Cash and cash equivalents at beginning of period	2,961	1,138
Cash and cash equivalents at end of period	$ 620	$ 1,427

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,060	$ 1,948
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 211	$ 233

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $489,000 and $736,000 of property improvements and replacements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations. The Partnership has been actively marketing the property for sale during 2008, and the Partnership entered into a sale contract on July 15, 2008 to sell the Loft Apartments to a third party. The contract was subsequently terminated on August 13, 2008. Included in income from discontinued operations for the three months ended June 30, 2008 and 2007 are results of the property’s operations of approximately $165,000 and $12,000, respectively, including revenues of approximately $418,000 and $403,000, respectively. Included in income from discontinued operations for the six months ended June 30, 2008 and 2007 are results of the property’s operations of approximately $184,000 and $35,000, respectively, including revenues of approximately $814,000 and $795,000, respectively. As a result of The Loft Apartments being held for sale, its assets and liabilities are classified as held for sale as of June 30, 2008 and December 31, 2007.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $660,000 and $638,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $401,000 and $470,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $173,000 and $195,000, respectively. At June 30, 2008, approximately $117,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds to cover expenses at the Partnership’s properties and redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments prior to 2007.  There were no such advances to the Partnership during the six months ended June 30, 2008 or 2007.  Interest was charged at the prime rate plus 2% and interest expense was approximately $488,000 for the six months ended June 30, 2007.  During the six months ended June 30, 2007, the Partnership made payments on the outstanding loans and accrued interest of approximately $274,000 from operations.  During the third and fourth quarters of 2007, the Partnership made payments on the outstanding loans and accrued interest from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments.  There were no such payments made during the six months ended June 30, 2008.  At June 30, 2008 and December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $434,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $579,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	June 30, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	8
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 619

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. There were no distributions received during the six months ended June 30, 2008 and 2007.  During the three and six months ended June 30, 2008, the Partnership recognized approximately $2,000 and $8,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. During both the three and six months ended June 30, 2007, the Partnership recognized approximately $3,000 in equity in loss related to its allocated share of the loss from one of the affiliated partnerships.

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

Segment information for the three and six months ended June 30, 2008 and 2007 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
June 30, 2008	Residential	Commercial	Other	Totals
Rental income	$ 5,353	$ 408	$ --	$ 5,761
Other income	552	65	1	618
Income from discontinued operations	165	--	--	165
Equity in loss from investment	--	--	(2)	(2)
Interest expense	1,785	174	--	1,959
Depreciation	1,847	46	--	1,893
General and administrative
expenses	--	--	171	171
Current income tax expense	27	--	--	27
Deferred income tax benefit	(30)	--	--	(30)
Segment loss	(424)	(40)	(172)	(636)

For the six months ended
June 30, 2008	Residential	Commercial	Other	Totals
Rental income	$10,756	$ 773	$ --	$11,529
Other income	1,034	112	47	1,193
Income from discontinued operations	184	--	--	184
Equity in loss from investment	--	--	(8)	(8)
Interest expense	3,580	348	5	3,933
Depreciation	3,671	93	--	3,764
General and administrative
expenses	--	--	336	336
Current income tax expense	52	--	--	52
Deferred income tax benefit	(30)			(30)
Segment loss	(1,001)	(154)	(302)	(1,457)
Total assets	88,551	1,565	1,077	91,193
Capital expenditures for
investment properties	1,820	419	--	2,239

For the three months ended
June 30, 2007	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$ 5,238	$ 354	$ --	$ 5,592
Other income	516	43	3	562
Casualty gain	27	--	--	27
Income from discontinued operations	12	--	--	12
Equity in loss from investment	--	--	(3)	(3)
Interest expense	798	52	245	1,095
Depreciation	1,563	49	--	1,612
General and administrative
expenses	--	--	200	200
Current income tax expense	26	--	--	26
Segment profit (loss)	711	43	(445)	309

For the six months ended
June 30, 2007	Residential	Commercial	Other	Totals
	(Restated)			(Restated)
Rental income	$10,441	$ 706	$ --	$11,147
Other income	1,010	78	5	1,093
Casualty gain	27	--	--	27
Income from discontinued operations	35	--	--	35
Equity in loss from investment	--	--	(3)	(3)
Interest expense	1,590	104	488	2,182
Depreciation	3,232	109	--	3,341
General and administrative
expenses	--	--	371	371
Current income tax expense	52	--	--	52
Deferred tax benefit	333	--	--	333
Segment profit (loss)	1,505	21	(857)	669
Total assets	91,683	1,307	937	93,927
Capital expenditures for
investment properties	2,623	4	--	2,627

Note E – Casualty Events

In April 2007, there was a fire at Palm Lake Apartments. The property incurred damages of approximately $38,000. During the third quarter of 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the three and six months ended June 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006.  These proceeds were released by the mortgage lender to the Partnership during the six months ended June 30, 2007. During the three and six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $24,000 as a result of the receipt of additional insurance proceeds of approximately $24,000. During the third quarter of 2007, the Partnership recognized an additional casualty gain of approximately $45,000 as a result of the receipt of additional insurance proceeds.

Note F – Redevelopment of Properties

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2007, approximately $3,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note G – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the six months ended June 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the six months ended June 30, 2007.  An additional benefit of approximately $28,000 was recognized during the third and fourth quarters of 2007.

An additional benefit of approximately $30,000 was recognized during the three months and six months ended June 30, 2008. During the three months ended June 30, 2008 and 2007, the Partnership recognized approximately $27,000 and $26,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center. During each of the six months ended June 30, 2008 and 2007, the Partnership recognized approximately $52,000 in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of six properties and one property which is classified as held for sale at June 30, 2008.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Sterling Apartment Homes	97%	96%
The Sterling Commerce Center	80%	79%
Philadelphia, Pennsylvania
The Knolls Apartments (1)	96%	85%
Colorado Springs, Colorado
Plantation Gardens Apartments	97%	98%
Plantation, Florida
Palm Lake Apartments	93%	93%
Tampa, Florida
The Dunes Apartments (2)	87%	83%
Indian Harbor, Florida
Regency Oaks Apartments (2)	94%	89%
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

Results of Operations

The Partnership recognized a net loss of approximately $636,000 and $1,457,000 for the three and six months ended June 30, 2008, respectively, compared to net income of approximately $309,000 and $669,000 for the three and six months ended June 30, 2007, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations.  The Partnership entered into a sale contract on July 15, 2008 to sell The Loft Apartments to a third party. The contract was subsequently terminated on August 13, 2008. Included in income from discontinued operations for the three months ended June 30, 2008 and 2007 are results of the property’s operations of approximately $165,000 and $12,000, respectively, including revenues of approximately $418,000 and $403,000, respectively. Included in income from discontinued operations for the six months ended June 30, 2008 and 2007 are results of the property’s operations of approximately $184,000 and $35,000, respectively, including revenues of approximately $814,000 and $795,000, respectively. As a result of The Loft Apartments being held for sale, its assets and liabilities are classified as held for sale as of June 30, 2008 and December 31, 2007.

The Partnership recognized loss before discontinued operations of approximately $801,000 and $1,641,000 for the three and six months ended June 30, 2008, respectively, compared to income before discontinued operations of approximately $297,000 and $634,000 for the three and six months ended June 30, 2007, respectively. The increase in loss before discontinued operations for the three months ended June 30, 2008 is due to an increase in total expenses and a decrease in casualty gains, partially offset by an increase in total revenues, the recognition of a deferred tax benefit in 2008 and a decrease in equity in loss from investment. The increase in loss before discontinued operations for the six months ended June 30, 2008, is due to an increase in total expenses, a decrease in the recognition of a deferred tax benefit, a decrease in casualty gains and an increase in equity in loss from investment, partially offset by an increase in total revenues.

The increase in total expenses for the three and six months ended June 30, 2008 is due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses for both periods is primarily due to increases in hazard insurance premiums at five of the Partnership’s residential properties and the commercial property, salaries and related benefits at five of the Partnership’s residential properties and the commercial property, partially offset by a decrease in salaries and related benefits at one of the Partnership’s residential properties and an increase in payroll costs capitalized at all of the Partnership’s residential properties. Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at five of the Partnership’s residential properties during the past twelve months. The increase in interest expense for both periods is primarily due to an increase in the carrying balance of the mortgage notes as a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments in 2007, partially offset by a decrease in interest incurred on advances from an affiliate of the General Partner.

General and administrative expenses decreased for both the three and six months ended June 30, 2008 primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2008 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in occupancy and average rental rate at three of the Partnership’s residential properties and the commercial property, partially offset by decreases in the average rental rate at three of the Partnership’s residential properties, and an increase in bad debt expense at four of the Partnership’s residential properties. The increase in other income for both periods is primarily due to increases in late charges at three of the Partnership’s residential properties and common area maintenance reimbursements at the Partnership’s commercial property. The increase in other income for the six months ended June 30, 2008 is also due to an increase in interest income as a result of higher average cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the six months ended June 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property.  Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the six months ended June 30, 2007.  An additional benefit of approximately $28,000 was recognized during the third and fourth quarters of 2007.  An additional benefit of approximately $30,000 was recognized during the three and six months ended June 30, 2008. During the three months ended June 30, 2008 and 2007, the Partnership recognized approximately $27,000 and $26,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center. During each of the six months ended June 30, 2008 and 2007, the Partnership recognized approximately $52,000 in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

In April 2007, there was a fire at Palm Lake Apartments.  The property incurred damages of approximately $38,000.  During the third quarter of 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the write off of undepreciated damaged assets of approximately $30,000 net of the receipt of insurance proceeds of approximately $28,000.

In September 2006, there was a fire at Plantation Gardens Apartments. The property incurred damages of approximately $82,000. During the three and six months ended June 30, 2007, the Partnership recorded a casualty gain of approximately $3,000 as a result of the receipt of insurance proceeds of approximately $71,000 net of the write off of undepreciated damaged assets of approximately $68,000.

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006.  These proceeds were released by the mortgage lender to the Partnership during the six months ended June 30, 2007. During the three and six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $24,000 as a result of the receipt of additional insurance proceeds of approximately $24,000. During the third quarter of 2007, the Partnership recognized an additional casualty gain of approximately $45,000 as a result of the receipt of additional insurance proceeds.

During the three and six months ended June 30, 2008, the Partnership recognized approximately $2,000 and $8,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. During both the three and six months ended June 30, 2007, the Partnership recognized approximately $3,000 in equity in loss related to its allocated share of the loss from one of the affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations.  There were no distributions received during the six months ended June 30, 2008 and 2007.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2007, approximately $3,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $620,000, compared to approximately $1,427,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $2,341,000, from December 31, 2007, due to approximately $2,517,000 and $1,867,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,043,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, a distribution to partners and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $149,000 of capital improvements at the property, consisting primarily of heating and air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow.  This property is classified as held for sale at June 30, 2008.

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2008, the Partnership completed approximately $657,000 of capital improvements at the property consisting primarily of tenant improvements, heating and swimming pool upgrades, structural improvements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $147,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades and window and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $320,000 of capital improvements at the property consisting primarily of electrical, elevator, air conditioning unit and kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $413,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades, air conditioning unit upgrades, electrical upgrades and cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $244,000 of capital improvements at the property consisting primarily of interior improvements, kitchen and bath upgrades, swimming pool upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $309,000 of capital improvements at the property consisting primarily of air conditioning unit and lighting upgrades, roof replacement, major landscaping, signage and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s properties of approximately $129,032,000 requires monthly payments of principal and interest and balloon payments of approximately $12,223,000 and $97,297,000 during 2010 and 2017, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months
	Ended	Partnership	Ended	Per Limited
	June 30,	Unit	June 30,	Partnership
	2008	(Series A)	2007	Unit

Refinance (1)	$ 750	$ 3.77	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

10.62

Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company, and GMC Property Management, L.C. a Florida limited liability company, dated July 15, 2008.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 15, 2008.

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