Form 10-Q
period 2008-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2008-11-13
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 978	$ 2,961
Receivables and deposits	855	815
Deferred tax asset (Note F)	391	361
Other assets	2,301	1,782
Investment in affiliated partnerships (Note C)	616	627

Investment properties:
Land	15,392	15,392
Buildings and related personal property	109,161	108,844
	124,553	124,236
Less accumulated depreciation	(44,818)	(39,130)
	79,735	85,106
Assets held for sale (Note A)	2,718	2,557
	$ 87,594	$ 94,209
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 490	$ 781
Tenant security deposit liabilities	985	914
Accrued property taxes	770	61
Other liabilities	1,471	1,404
Due to affiliates (Note B)	91	--
Mortgage notes payable (Note H)	128,470	130,130
Liabilities related to assets held for sale (Note A)	4,520	4,486
	136,797	137,776
Partners' Capital (Deficiency)
General partner	117	166
Limited partners (199,041.2 units issued and
outstanding)	(49,320)	(43,733)
	(49,203)	(43,567)
	$ 87,594	$ 94,209

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 5,783	$ 5,614	$17,312	$16,761
Other income	606	580	1,799	1,673
Total revenues	6,389	6,194	19,111	18,434
Expenses:
Operating	3,025	2,735	8,417	7,814
General and administrative	184	157	520	528
Depreciation	1,933	1,775	5,697	5,116
Interest	1,959	1,179	5,892	3,361
Property taxes	429	443	1,337	1,381
Total expenses	7,530	6,289	21,863	18,200

(Loss) income before income taxes, discontinued
operations, casualty (loss)
gain, distributions in excess of investment, equity
in loss from investment,
and impairment loss	(1,141)	(95)	(2,752)	234
Income tax (expense) benefit Note F):
Current	(25)	(25)	(77)	(77)
Deferred	--	14	30	347
Casualty (loss) gain (Note E)	(27)	43	(27)	70
Distributions in excess of investment (Note C)	33	--	33	--
Equity in loss from investment (Note C)	(3)	(2)	(11)	(5)
Impairment loss (Note G)	(2,400)	--	(2,400)	--
(Loss) income before discontinued operations	(3,563)	(65)	(5,204)	569
Income from discontinued operations (Note A)	134	10	318	45
Net (loss) income	$(3,429)	$ (55)	$(4,886)	$ 614

Net (loss) income allocated to
general partner	$ (34)	$ (1)	$ (49)	$ 6
Net (loss) income allocated to
limited partners	--	(54)	(1,095)	608
(Series A) (Note A)	(594)	--	(690)	--
(Series B) (Note A)	(2,722)	--	(2,934)	--
(Series C) (Note A)	(79)	--	(118)	--
	$(3,429)	$ (55)	$(4,886)	$ 614

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(Unaudited)

 (in thousands, except per unit data)

Per limited partnership unit:
(Loss) income before discontinued operations	$ --	$ (0.32)	$ (5.88)	$ 2.83
(Series A) (Note A)	(3.66)	--	(4.66)	--
(Series B) (Note A)	(13.67)	--	(14.74)	--
(Series C) (Note A)	(0.40)	--	(0.60)	--
Income from discontinued operations	--	0.05	0.39	0.22
Income from discontinued operations (Series A)	0.67	--	1.19	--
Net (loss) income	$(17.06)	$ (0.27)	$(24.30)	$ 3.05
Distribution per limited
partnership unit	$ --	$ --	$ 3.77	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited			Limited	Limited	Limited	Subtotal
	Partnership	General	Limited	Partners	Partners	Partners	Limited

Units

Partner

Partners

(Series A)

					(Series B)	(Series C)	Partners	Total

Partners’ capital
(deficiency) at
December 31, 2007	199,041.2	$ 166	$(43,733)	$ --	$ --	$ --	$(43,733)	$(43,567)

Distribution to	--	--	(750)	--	--	--	(750)	(750)
partners

Net loss for the
period
January 1, 2008
through
April 30, 2008	--	(11)	(1,095)	--	--	--	(1,095)	(1,106)

Partners’ capital
(deficiency) at
April 30, 2008	199,041.2	155	(45,578)	--	--	--	(45,578)	(45,423)

Transfer of
interest
(Note A)	--	--	45,578	(25,985)	(16,722)	(2,871)	--	--

Net loss for
the period
May 1, 2008
through
September 30, 2008	--	(38)	--	(690)	(2,934)	(118)	(3,742)	(3,780)

Partners’ capital
(deficiency) at
September 30, 2008	199,041.2	$ 117	$ --	$(26,675)	$(19,656)	$(2,989)	$(49,320)	$(49,203)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (4,886)	$ 614
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	5,800	5,423
Amortization of loan costs, lease commissions and
mortgage premiums	26	(113)
Equity in loss from investment	11	5
Impairment loss	2,400	--
Loss on early extinguishment of debt	--	77
Casualty loss	27	2
Casualty gain	--	(72)
Distributions in excess of investment	(33)	--
Change in accounts:
Receivables and deposits	(46)	(956)
Deferred tax asset	(30)	(347)
Other assets	(550)	(393)
Accounts payable	38	61
Tenant security deposit liabilities	81	98
Accrued property taxes	788	758
Other liabilities	67	(105)
Due to affiliates	56	(781)
Net cash provided by operating activities	3,749	4,271
Cash flows from investing activities:
Net receipts from restricted escrows	--	33
Property improvements and replacements	(3,348)	(4,425)
Distributions from affiliated partnerships	33	--
Insurance proceeds received	--	1,339
Net cash used in investing activities	(3,315)	(3,053)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,613)	(1,235)
Repayment of mortgage notes payable	--	(14,075)
Proceeds from mortgage notes payable	--	36,255
Prepayment penalties	--	(414)
Loan costs paid	(15)	(450)
Lease commissions paid	(74)	--
Distributions to partners	(750)	--
Advances from affiliate	35	93
Repayment of advances from affiliate	--	(8,769)
Net cash (used in) provided by financing
activities	(2,417)	11,405
Net (decrease) increase in cash and cash equivalents	(1,983)	12,623
Cash and cash equivalents at beginning of period	2,961	1,138
Cash and cash equivalents at end of period	$ 978	$ 13,761
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 6,079	$ 4,489
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 160	$ 210
Lease commissions included in accounts payable	$ --	$ 62

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $489,000 and $736,000 of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), which is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations as it meets the criteria in SFAS No. 144 to be classified as held for sale. The Partnership has been actively marketing the property for sale during 2008, and the Partnership entered into a sale contract on October 28, 2008 to sell the Loft Apartments to a third party. Included in income from discontinued operations for the three months ended September 30, 2008 and 2007 are results of the property’s operations of approximately $134,000 and $10,000, respectively, including revenues of approximately $422,000 and $392,000, respectively. Included in income from discontinued operations for the nine months ended September 30, 2008 and 2007 are results of the property’s operations of approximately $318,000 and $45,000, respectively, including revenues of approximately $1,236,000 and $1,187,000, respectively. As a result of The Loft Apartments meeting all criteria in SFAS No. 144 to be classified as held for sale at September 30, 2008, its assets and liabilities are classified as held for sale as of September 30, 2008 and December 31, 2007.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $995,000 and $970,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $588,000 and $681,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $234,000 and $295,000, respectively. At September 30, 2008, approximately $56,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds to cover expenses at the Partnership’s properties and redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments prior to 2007. During the nine months ended September 30, 2008  AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $35,000 to fund operations at The Knolls Apartments.  During the nine months ended September 30, 2007, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments. Interest was charged at the prime rate plus 2% (7.00% at September 30, 2008) and interest expense was less than $1,000 and approximately $729,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2007 the Partnership made payments on the outstanding loans and accrued interest of approximately $10,274,000 from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments. There were no such payments made during the nine months ended September 30, 2008. At September 30, 2008, the amount of the outstanding advances and accrued interest was approximately $35,000 and is included in due to affiliates. At December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $587,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $579,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investment in Affiliated Partnerships

		Ownership	Investment Balance
Partnership	Type of Ownership	Percentage	September 30, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	5
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 616

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2008, the Partnership received approximately $33,000 of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. There were no distributions received during the nine months ended September 30, 2007.  During the three and nine months ended September 30, 2008, the Partnership recognized approximately $3,000 and $11,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. During the three and nine months ended September 30, 2007, the Partnership recognized approximately $2,000 and $5,000, respectively, in equity in loss related to its allocated share of the loss from one of the affiliated partnerships.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of six apartment complexes; one in North Carolina, which is classified as held for sale, one in Colorado, four in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years.

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

Segment information for the three and nine months ended September 30, 2008 and 2007 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
September 30, 2008	Residential	Commercial	Other	Totals
Rental income	$ 5,356	$ 427	$ --	$ 5,783
Other income	503	103	--	606
Casualty loss	(27)	--	--	(27)
Income from discontinued operations	134	--	--	134
Distributions in excess of investment	--	--	33	33
Equity in loss from investment	--	--	(3)	(3)
Impairment loss	(2,400)	--	--	(2,400)
Interest expense	1,781	175	3	1,959
Depreciation	1,866	67	--	1,933
General and administrative
expenses	--	--	184	184
Current income tax expense	25	--	--	25
Segment loss	(3,223)	(49)	(157)	(3,429)

For the nine months ended
September 30, 2008	Residential	Commercial	Other	Totals
Rental income	$16,112	$ 1,200	$ --	$17,312
Other income	1,537	215	47	1,799
Casualty loss	(27)	--	--	(27)
Income from discontinued operations	318	--	--	318
Distributions in excess of investment	--	--	33	33
Equity in loss from investment	--	--	(11)	(11)
Impairment loss	(2,400)	--	--	(2,400)
Interest expense	5,361	523	8	5,892
Depreciation	5,537	160	--	5,697
General and administrative
expenses	--	--	520	520
Current income tax expense	77	--	--	77
Deferred income tax benefit	(30)			(30)
Segment loss	(4,224)	(203)	(459)	(4,886)
Total assets	85,357	1,597	640	87,594
Capital expenditures for
investment properties	2,531	488	--	3,019

For the three months ended

September 30, 2007

	Residential	Commercial	Other	Totals

	(Restated)			(Restated)
Rental income	$ 5,275	$ 339	$ --	$ 5,614
Other income	528	48	4	580
Casualty gain	43	--	--	43
Income from discontinued operations	10	--	--	10
Equity in loss from investment	--	--	(2)	(2)
Interest expense	884	54	241	1,179
Depreciation	1,727	48	--	1,775
General and administrative
expenses	--	--	157	157
Current income tax expense	25	--	--	25
Deferred tax benefit	14	--	--	14
Segment profit (loss)	339	2	(396)	(55)

For the nine months ended

September 30, 2007

	Residential	Commercial	Other	Totals

	(Restated)			(Restated)
Rental income	$15,716	$ 1,045	$ --	$16,761
Other income	1,538	126	9	1,673
Casualty gain	70	--	--	70
Income from discontinued operations	45	--	--	45
Equity in loss from investment	--	--	(5)	(5)
Interest expense	2,474	158	729	3,361
Depreciation	4,959	157	--	5,116
General and administrative
expenses	--	--	528	528
Current income tax expense	77	--	--	77
Deferred tax benefit	347	--	--	347
Segment profit (loss)	1,844	23	(1,253)	614
Total assets	91,161	1,162	13,373	105,696
Capital expenditures for
investment properties	3,894	5	--	3,899

Note E – Casualty Events

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $40,000, including estimated clean up costs of approximately $20,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $13,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $55,000, including estimated clean up costs of approximately $28,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $18,000, partially offset by anticipated insurance proceeds of approximately $4,000.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $8,000, which were estimated clean up costs and were included in operating expenses during the three and nine months ended September 30, 2008.

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

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the nine months ended September 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Partnership recognized an additional benefit of approximately $14,000. An additional benefit of approximately $30,000 was recognized during the nine months ended September 30, 2008. During each of the three and nine months ended September 30, 2008 and 2007, the Partnership recognized approximately $25,000 and $77,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center.

Note G – Investment Properties

Subsequent to September 30, 2008, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments. The Partnership determined that certain criteria of SFAS No. 144 were not met at September 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and nine months ended September 30, 2008, the Partnership recorded an impairment loss of approximately $2,400,000, to write the carrying amount of the property down to the expected sale price. The Partnership expects to sell the property during the fourth quarter of 2008.

Subsequent to September 30, 2008, the Partnership entered into a sale contract with a third party relating to the sale of Palm Lake Apartments, which is projected to close during the fourth quarter of 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at September 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its operations as continuing operations.

Note H – Refinancing of Mortgage Notes Payable

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $326,000, of which approximately $316,000 was recognized during the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $144,000, of which approximately $134,000 was recognized during the nine months ended September 30, 2007 and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000, which is included in interest expense, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

During the fourth quarter of 2007, the Partnership refinanced the mortgage debt encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $571,000, of which approximately $15,000 was recognized during the nine months ended September 30, 2008 and are included in other assets. During the fourth quarter of 2007 the Partnership recorded a loss on the early extinguishment of debt of approximately $566,000 as a result of the payment of costs associated with the defeasance of the previous debt and the write off of unamortized loan costs.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

Note I – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of six properties and one property which is classified as held for sale at September 30, 2008.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

The Sterling Apartment Homes	97%	96%
The Sterling Commerce Center	80%	80%
Philadelphia, Pennsylvania
The Knolls Apartments (1)	96%	89%
Colorado Springs, Colorado
Plantation Gardens Apartments	96%	98%
Plantation, Florida
Palm Lake Apartments	94%	93%
Tampa, Florida
The Dunes Apartments (2)	88%	83%
Indian Harbor, Florida
Regency Oaks Apartments (2)	93%	90%
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

Results of Operations

The Partnership recognized a net loss of approximately $3,429,000 and $4,886,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of approximately $55,000 and net income of approximately $614,000 for the three and nine months ended September 30, 2007, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations included in “Item 1. Financial Statements” for the three and nine months ended September 30, 2008 and 2007 reflect the operations of The Loft Apartments as income from discontinued operations as it meets the criteria in SFAS No. 144 to be classified as held for sale. The Partnership has been actively marketing the property for sale during 2008 and the Partnership entered into a sale contract on October 28, 2008 to sell The Loft Apartments to a third party. Included in income from discontinued operations for the three months ended September 30, 2008 and 2007 are results of the property’s operations of approximately $134,000 and $10,000, respectively, including revenues of approximately $422,000 and $392,000, respectively. Included in income from discontinued operations for the nine months ended September 30, 2008 and 2007 are results of the property’s operations of approximately $318,000 and $45,000, respectively, including revenues of approximately $1,236,000 and $1,187,000, respectively. As a result of The Loft Apartments meeting all criteria in SFAS No. 144 to be classified as held for sale at September 30, 2008, its assets and liabilities are classified as held for sale as of September 30, 2008 and December 31, 2007.

The Partnership recognized loss before discontinued operations of approximately $3,563,000 and $5,204,000 for the three and nine months ended September 30, 2008, respectively, compared to loss before discontinued operations of approximately $65,000 and income before discontinued operations of approximately $569,000 for the three and nine months ended September 30, 2007, respectively. The increase in loss before discontinued operations for the three and nine months ended September 30, 2008 is due to the recognition of an impairment loss during 2008, a decrease in deferred tax benefit, casualty losses in 2008, an increase in equity in loss from investment and an increase in total expenses, partially offset by increases in total revenues and distributions received in excess of investment in 2008.

Subsequent to September 30, 2008, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments. The Partnership determined that certain criteria of SFAS No. 144 were not met at September 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and nine months ended September 30, 2008, the Partnership recorded an impairment loss of approximately $2,400,000, to write the carrying amount of the property down to the expected sale price. The Partnership expects to sell the property during the fourth quarter of 2008.

The increase in total expenses for the three and nine months ended September 30, 2008 is due to increases in operating, depreciation and interest expenses. General and administrative expenses and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses for both periods is primarily due to increases in hazard insurance premiums at four of the Partnership’s residential properties and the commercial property and repairs incurred during the three and nine months ended September 30, 2008 related to various minor casualties at five of the Partnership’s properties and clean up costs incurred from Tropical Storm Fay at Plantation Gardens Apartments, The Dunes Apartment Homes and Regency Oaks Apartments, as discussed below. The increase in operating expenses for the three months ended September 30, 2008 is also due to an increase in salaries and related benefits at four of the Partnership’s residential properties and the commercial property and contract services at five of the Partnership’s residential properties, partially offset by decreases in salaries and related benefits at two of the Partnership’s residential properties and utilities at four of the Partnership’s residential properties. The increase in operating expenses for the nine months ended September 30, 2008 is also due to an increase in salaries and related benefits at five of the Partnership’s residential properties and the commercial property, partially offset by a decrease in salaries and related benefits at one of the Partnership’s residential properties. Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at four of the Partnership’s residential properties during the past twelve months. The increase in interest expense for both periods is primarily due to an increase in the carrying balance of the mortgage notes as a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments in 2007, partially offset by a decrease in interest incurred on advances from an affiliate of the General Partner.

Included in general and administrative expenses for the three and nine months ended September 30, 2008 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and nine months ended September 30, 2008 is primarily due to an increase in rental income. The increase in total revenues for the nine month period is also due to an increase in other income, which remained relatively constant for the three month period. The increase in rental income for both periods is primarily due to increases in average rental rates at three of the Partnership’s residential properties and the commercial property and increases in occupancy at five of the Partnership’s residential properties, partially offset by decreases in the average rental rate at three of the Partnership’s residential properties. The increase in other income for the nine month period is due to increases in utility reimbursements at the Sterling Apartment Homes, common area maintenance reimbursements at The Sterling Commerce Center and interest income as a result of higher average cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the nine months ended September 30, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 is reflected as a deferred income tax benefit on the consolidated statement of operations for the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Partnership recognized an additional benefit of approximately $14,000. An additional benefit of approximately $30,000 was recognized during the nine months ended September 30, 2008. During each of the three and nine months ended September 30, 2008 and 2007, the Partnership recognized approximately $25,000 and $77,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartments Homes and Commerce Center.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $40,000, including estimated clean up costs of approximately $20,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $13,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $55,000, including estimated clean up costs of approximately $28,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $18,000, partially offset by anticipated insurance proceeds of approximately $4,000.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $8,000, which were estimated clean up costs and were included in operating expenses during the three and nine months ended September 30, 2008.

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

During the three and nine months ended September 30, 2008, the Partnership recognized approximately $3,000 and $11,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. During the three and nine months ended September 30, 2007, the Partnership recognized approximately $2,000 and $5,000, respectively, in equity in loss related to its allocated share of the loss from one of the affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the three and nine months ended September 30, 2008, the Partnership received approximately $33,000 of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. There were no distributions received during the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $978,000, compared to approximately $13,761,000 at September 30, 2007.  Cash and cash equivalents decreased approximately $1,983,000, from December 31, 2007, due to approximately $3,315,000 and $2,417,000 of cash used in investing and financing activities, respectively, partially offset by approximately $3,749,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by distributions from an affiliated partnership. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, a distribution to partners, lease commissions paid and loan costs paid, partially offset by advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Loft Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $262,000 of capital improvements at the property, consisting primarily of heating and air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow.  This property is classified as held for sale at September 30, 2008.

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2008, the Partnership completed approximately $815,000 of capital improvements at the property consisting primarily of tenant improvements, heating and swimming pool upgrades, structural improvements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $237,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades and window and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $515,000 of capital improvements at the property consisting primarily of electrical, elevator, air conditioning unit and kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palm Lake Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $475,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades, air conditioning unit upgrades, electrical upgrades and cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $333,000 of capital improvements at the property consisting primarily of interior improvements, kitchen and bath upgrades, swimming pool upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $382,000 of capital improvements at the property consisting primarily of air conditioning unit and lighting upgrades, roof replacement, kitchen and bath upgrades, major landscaping, signage and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $128,470,000 requires monthly payments of principal and interest and balloon payments of approximately $12,223,000 and $97,297,000 during 2010 and 2017, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months
	Ended	Partnership	Ended	Per Limited
	September 30,	Unit	September 30,	Partnership
	2008	(Series A)	2007	Unit

Refinance (1)	$ 750	$ 3.77	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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

10.64       Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company and Hamilton Zanze & Company, a California corporation, dated October 10, 2008.

10.65       Purchase and Sale Contract between CCIP Palm Lake, L.L.C., a Delaware limited liability company, and Blackhawk Apartments Opportunity Fund II LLC, an Illinois limited liability company, dated October 24, 2008. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 24, 2008.

10.66       Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company, and The Embassy Group LLC, a New York limited liability company, dated October 28, 2008.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 28, 2008.

10.67       First Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated November 5, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated November 5, 2008.

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