Form 10-K
period 2008-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2009-03-31
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

General

Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,300.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

The Partnership advanced a total of approximately $180,500,000 under the Master Loan (as defined in "Status of the Master Loan"), which was secured by 18 apartment complexes and 4 office complexes.  In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The Partnership sold two of its investment properties during 2004, one during 2006, and two properties during 2008.

At December 31, 2008, the Partnership owned four apartment properties, one in Colorado and three in Florida and one multiple-use complex in Pennsylvania.  See “Item 2. Properties” below.

The Partnership has no employees.  Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  Property management services are performed at the Partnership's properties by an affiliate of the General Partner.

Item 1A.    Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect  renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties.

The following table sets forth the Partnership's investment in real estate as of December 31, 2008:

Date of
Property	Acquisition	Type of Ownership	Use

The Sterling Apartment Homes	12/01/95	Fee ownership subject to	Apartment
and Commerce Center		a first mortgage (1)	536 units
Philadelphia, PA			Commercial
137,068 sq ft

The Knolls Apartments	8/09/02	Fee ownership, subject to	Apartment
Colorado Springs, CO		a first mortgage (1)	262 units

PlantationGardens	11/10/03	Fee ownership, subject to	Apartment
Apartments		a first mortgage	372 units
Plantation, FL

The Dunes Apartments	11/10/03	Fee ownership, subject to	Apartment
Indian Harbor, FL		a first mortgage (1)	200 units

Regency Oaks	11/10/03	Fee ownership, subject to	Apartment
Apartments		a first mortgage	343 units
Fern Park, FL

(1)   Property is held by a limited partnership or limited liability corporation in which the Partnership ultimately owns a 100% interest.

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000, for the year ended December 31, 2008, as a result of the write off of unamortized loan costs and a prepayment penalty. This amount is included in loss from discontinued operations.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000, for the year ended December 31, 2008, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. This amount is included in loss from discontinued operations.

Schedule of Properties:

Set forth below for each of the Partnership's investment properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2008.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)
The Sterling
Apartment Homes
and Commerce
Center	$51,391	$30,072	5-30 yrs	S/L	$27,497
The Knolls Apartments	22,231	7,223	5-30 yrs	S/L	17,442
Plantation
Gardens Apartments	22,980	3,173	5-30 yrs	S/L	19,465
The Dunes Apartments	8,796	1,694	5-30 yrs	S/L	7,239
Regency Oaks
Apartments	13,704	3,256	5-30 yrs	S/L	10,682
	$119,102	$45,418			$82,325

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2008.

	Principal Balance At December 31,				Principal
					Balance
		Interest	Period	Maturity	Due At
Property	2008	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
The Sterling Apartment
Homes and Commerce
Center	$ 78,988	5.84%	360 months	12/01/17	$ 66,807
The Knolls
Apartments	7,578	7.78%	240 months	03/01/10	7,105
Plantation Gardens
Apartments	24,463	6.08%	360 months	10/01/17	20,855
The Dunes Apartments	3,142	7.81%	240 months	02/01/10	2,960
Regency Oaks Apartments	11,280	6.16%	360 months	10/01/17	9,635
	125,451
Unamortized mortgage
premiums	129
	$125,580				$107,362

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)   Fixed rate mortgages.

On November 30, 2007, the Partnership refinanced the mortgage encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $571,000, of which approximately $15,000 was recognized during the year ended December 31, 2008.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
Property	2008	2007	2008	2007
The Sterling Apartment Homes	$19,530/unit	$18,741/unit	97%	96%
The Sterling Commerce Center	16.94/s.f.	15.92/s.f.	82%	80%
The Knolls Apartments (1)	8,205/unit	8,106/unit	96%	91%
Plantation Gardens Apartments (2)	11,474/unit	11,346/unit	95%	98%
The Dunes Apartments (3)	8,168/unit	8,905/unit	88%	83%
Regency Oaks Apartments	8,693/unit	9,174/unit	91%	90%

(1)      The General Partner attributes the increase in occupancy at The Knolls Apartments to improved market conditions.

(2)      The General Partner attributes the decrease in occupancy at Plantation Gardens Apartments to the soft rental market in the local area.

(3)      The General Partner attributes the increase in occupancy at The Dunes Apartments to increased marketing efforts.

As noted under "Item 1. Business", the real estate industry is highly competitive.  All of the properties are subject to competition from other residential apartment complexes and commercial properties in the area.  The General Partner believes that all of the properties are adequately insured.  Each apartment complex leases properties for terms of one year or less.  No residential tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2009 through the maturities of the current leases.

	Number of			% of Gross
	Expirations	Square Feet	Annual Rent	Annual Rent

2009	3	6,430	$108,657	6.78%
2010	6	26,073	442,305	27.59%
2011	4	14,142	353,304	22.04%
2012	2	2,040	39,275	2.45%
2013	3	32,090	310,556	19.37%
2014	1	186	5,040	0.31%
2015	--	--	--	--
2016	--	--	--	--
2017	1	3,766	147,660	9.21%
2018	2	8,641	159,302	9.94%
2019	1	1,414	36,975	2.31%

Two commercial tenants, The Deveraux Foundation and Central Parking Systems, lease 13.6% and 19.5%, respectively, of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
The Sterling Apartment Homes and
Commerce Center	$869	8.89%
The Knolls Apartments	52	5.93%
PlantationGardensApartments	380	1.89%
The Dunes Apartments	118	1.90%
Regency Oaks Apartments	230	1.68%

Capital Improvements:

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2008, the Partnership completed approximately $1,136,000 of capital improvements at the property consisting primarily of tenant improvements, heating and swimming pool upgrades, structural improvements, fire safety upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2008, the Partnership completed approximately $310,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades and window, door and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,090,000 of capital improvements at the property consisting primarily of fire safety, electrical, elevator, air conditioning unit and kitchen and bath upgrades, floor covering replacement and reconstruction related to damages to the property caused by Tropical Storm Fay in August 2008.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the year ended December 31, 2008, the Partnership completed approximately $965,000 of capital improvements at the property consisting primarily of interior improvements, fire safety, kitchen and bath upgrades, swimming pool upgrades, appliance and floor covering replacements and reconstruction related to damages to the property caused by Tropical Storm Fay in August 2008. These improvements were funded from operating cash flow and advances from affiliates, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to complete approximately $1,055,000 in 2009 to update the building to current building codes. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2008, the Partnership completed approximately $636,000 of capital improvements at the property consisting primarily of exterior painting, air conditioning unit and lighting upgrades, roof replacement, kitchen and bath upgrades, major landscaping, signage, appliance and floor covering replacement and reconstruction related to damages to the property caused by Tropical Storm Fay in August 2008.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Loft Apartments

During the year ended December 31, 2008, the Partnership completed approximately $307,000 of capital improvements at the property, consisting primarily of heating and air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow. The property was sold to a third party on December 29, 2008.

Palm Lake Apartments

During the year ended December 31, 2008, the Partnership completed approximately $508,000 of capital improvements at the property consisting primarily of kitchen and bath upgrades, air conditioning unit upgrades, electrical upgrades and cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on December 9, 2008.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000.  The Partnership currently has 7,127 holders of record owning an aggregate of 199,041.2 Units.  Affiliates of the General Partner owned 152,648.05 Units or 76.69% at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year	Per Limited	Year
	Ended	Partnership	Ended	Per Limited
	December 31,	Unit	December 31,	Partnership
	2008 (1)	(Series A)	2007 (2)	Unit

Sale/Refinance	$4,225	$21.23	$70,000	$351.69

(1)   Distribution consists of refinance proceeds from the November 2007 refinance of The Sterling Apartment Homes.

(2)   Consists of approximately $7,060,000 of cash from proceeds from the February 2006 sale of Indian Creek Village Apartments and approximately $62,940,000 of cash from proceeds from the August 2005 refinancing of the mortgage encumbering The Loft Apartments, the September 2007 refinancings of the mortgages encumbering Regency Oaks and Plantation Gardens Apartments and the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Subsequent to December 31, 2008, the Partnership distributed approximately $3,665,000 to the Series A limited partners (approximately $18.41 per Unit) from proceeds from the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements" for information relating to planned capital improvement expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.69% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $481,000 for the year ended December 31, 2008, compared to net loss of approximately $293,000 for the year ended December 31, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” for the years ended December 31, 2008 and 2007 reflect the operations of two properties, which both sold in 2008, as (loss) income from discontinued operations. Included in (loss) income from discontinued operations for the years ended December 31, 2008 and 2007 are revenues and (loss) income as noted in the table below. In addition the consolidated balance sheet for December 31, 2007 included in “Item 8. Financial Statements and Supplementary Data” has been restated to classify the assets and liabilities of the two sold properties as held for sale.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

	2008	2008	2007	2007
Property	(Loss)	Revenues	Income (Loss)	Revenues

Palm Lake Apartments	$(297,000)	$1,367,000	$ (5,000)	$1,426,000
The Loft Apartments	(198,000)	1,638,000	60,000	1,580,000
	$(495,000)	$3,005,000	$ 55,000	$3,006,000

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively.  The sale resulted in a gain of approximately $6,501,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000, for the year ended December 31, 2008, as a result of the write off of unamortized loan costs and a prepayment penalty. This amount is included in (loss) income from discontinued operations.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000, for the year ended December 31, 2008, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. This amount is included in (loss) income from discontinued operations.

The Partnership recognized loss before discontinued operations of approximately $6,735,000 for the year ended December 30, 2008, compared to loss before discontinued operations of approximately $348,000 for the year ended December 31, 2007. The increase in loss before discontinued operations for the year ended December 31, 2008 is due to the recognition of an impairment loss during 2008, decreases in deferred tax benefit and distributions received in excess of investment, increases in equity in loss from investment, total expenses and casualty losses in 2008, partially offset by a decrease in current tax expense and an increase in total revenues.

In accordance with the Partnership’s impairment policy and SFAS No. 144, during the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $3,000,000, to write the carrying amount of The Knolls Apartments down to its estimated fair value.

The increase in total expenses for the year ended December 31, 2008 is due to increases in operating, depreciation and interest expenses, partially offset by decreases in property tax expense and losses recognized on the early extinguishment of debt. General and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in hazard insurance premiums at three of the Partnership’s residential properties and the commercial property, increases in salaries and related benefits at four of the Partnership’s residential properties and the commercial property, repairs incurred during the year ended December 31, 2008 related to various minor casualties at four of the Partnership’s properties and the commercial property, clean up costs incurred from Tropical Storm Fay at Plantation Gardens Apartments, The Dunes Apartment Homes and Regency Oaks Apartments, as discussed below, and legal fees at The Sterling Apartment Homes and Commerce Center. The increases above are partially offset by decreases in the costs related to water infiltration at Regency Oaks Apartments and lead paint abatement at The Dunes Apartments, advertising expenses primarily at the commercial property, routine repairs and maintenance expenses at all of the residential properties, and repairs incurred related to minor casualties at one of the Partnership’s residential properties. Depreciation expense increased due to property improvements and replacements placed into service primarily at four of the Partnership’s residential properties during the past twelve months. The increase in interest expense is primarily due to an increase in the carrying balance of the mortgage notes as a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments in 2007, partially offset by a decrease in interest incurred on advances from an affiliate of the General Partner. The decrease in property tax expense is primarily due to the decrease in the assessed property values at The Dunes Apartments and Plantation Gardens Apartments. The loss recognized on the early extinguishment of debt in 2007 is a result of the refinancings of the mortgages encumbering The Sterling Apartment Homes, Plantation Gardens Apartments and Regency Oaks Apartments (as discussed in “Capital Resources and Liquidity”).

Included in general and administrative expenses for the year ended December 31, 2008 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased primarily due to increases in the average rental rates at three of the Partnership’s residential properties and the commercial property and increases in occupancy at four of the Partnership’s residential properties and the commercial property, partially offset by decreases in the average rental rates at two of the Partnership’s residential properties and a decrease in occupancy at one of the Partnership’s residential properties.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the year ended December 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 and an additional benefit of approximately $28,000 recognized during the year ended December 31, 2007 is reflected as a deferred income tax benefit on the consolidated statement of operations for the year ended December 31, 2007. An additional benefit of approximately $30,000 was recognized during the year ended December 31, 2008. During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $10,000 and $108,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $133,000, including clean up costs of approximately $7,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $84,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $73,000, including clean up costs of approximately $9,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $34,000, including clean up costs of approximately $8,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $18,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

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

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006.  These proceeds were released by the mortgage lender to the Partnership during the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $69,000, as a result of the receipt of additional insurance proceeds.

During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $61,000 and $5,000, respectively, in equity in loss from investments related to its allocated share of loss on its investments in affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Partnership received approximately $33,000 and $98,000, respectively, of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $3,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Liquidity and Capital Resources

At December 31, 2008 the Partnership had cash and cash equivalents of approximately $4,777,000, compared to approximately $2,961,000 at December 31, 2007.  Cash and cash equivalents increased approximately $1,816,000, from December 31, 2007, due to approximately $4,562,000 and $10,967,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $13,713,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Palm Lake Apartments and The Loft Apartments and distributions from an affiliated partnership, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage notes payable as a result of the sales of Palm Lake Apartments and The Loft Apartments, prepayment penalties paid, lease commissions paid, loan costs paid, distributions to partners and repayment of advances from an affiliate, partially offset by advances from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvements needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On November 30, 2007, the Partnership refinanced the mortgage debt encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $571,000 of which approximately $15,000 was recognized during the year ended December 31, 2008, and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $566,000 as a result of the payment of costs associated with the defeasance of the previous debt and the write off of unamortized loan costs.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Plantation Gardens Apartments. The refinancing replaced the existing mortgage of approximately $7,884,000 with a new mortgage in the amount of approximately $24,815,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.08% and a balloon payment of approximately $20,855,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $326,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $44,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

On September 28, 2007, the Partnership refinanced the mortgage encumbering Regency Oaks Apartments. The refinancing replaced the existing mortgage of approximately $6,191,000 with a new mortgage in the amount of approximately $11,440,000. The new mortgage requires monthly payments of principal and interest beginning on November 1, 2007 until the loan matures October 1, 2017, with a fixed interest rate of 6.16% and a balloon payment of approximately $9,635,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $144,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership recorded a loss on the early extinguishment of debt of approximately $33,000 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

The mortgage indebtedness encumbering the Partnership’s properties of approximately $125,580,000 requires monthly payments of principal and interest and balloon payments of approximately $10,065,000 and $97,297,000 during 2010 and 2017, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year	Per Limited	Year
	Ended	Partnership	Ended	Per Limited
	December 31,	Unit	December 31,	Partnership
	2008 (1)	(Series A)	2007 (2)	Unit

Sale/Refinance	$4,225	$21.23	$70,000	$351.69

(1)   Distribution consists of refinance proceeds from the November 2007 refinance of The Sterling Apartment Homes.

(2)   Consists of approximately $7,060,000 of cash from proceeds from the February 2006 sale of Indian Creek Village Apartments and approximately $62,940,000 of cash from proceeds from the August 2005 refinancing of the mortgage encumbering The Loft Apartments, the September 2007 refinancings of the mortgages encumbering Regency Oaks and Plantation Gardens Apartments and the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Subsequent to December 31, 2008, the Partnership distributed approximately $3,665,000 to the Series A limited partners (approximately $18.41 per Unit) from proceeds from the November 2007 refinancing of the mortgage encumbering The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the “Units”) in the Partnership representing 76.69% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost less accumulated depreciation, unless the carrying amount of the asset is not recoverable, and the investment properties foreclosed upon were recorded at fair market value at the time of the foreclosures. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

Item 8.     Financial Statements and Supplementary Data.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2008 and 2007

      Consolidated Statements of Operations - Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years Ended December 31, 2008 and 2007

      Consolidated Statements of Cash Flows - Years Ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties, LP

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties, LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties, LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2009

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 4,777	$ 2,961
Receivables and deposits	846	781
Deferred tax asset (Note B)	391	361
Other assets	1,755	1,782
Investment in affiliated partnerships (Note H)	566	627

Investment properties (Notes C and E):
Land	14,404	14,404
Buildings and related personal property	104,698	103,744
	119,102	118,148
Less accumulated depreciation	(45,418)	(38,203)
	73,684	79,945
Assets held for sale (Note A)	--	7,752
	$ 82,019	$ 94,209
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,128	$ 781
Tenant security deposit liabilities	936	881
Accrued property taxes	55	61
Other liabilities	1,405	1,388
Due to affiliates (Note D)	226	--
Mortgage notes payable (Note C)	125,580	127,672
Liabilities related to assets held for sale (Note A)	--	6,993
	129,330	137,776
Partners' Capital (Deficiency)
General partner	171	166
Limited partners (199,041.2 units issued and
outstanding)	(47,482)	(43,733)
	(47,311)	(43,567)
	$ 82,019	$ 94,209

See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$21,802	$21,130
Other income	2,172	2,212
Total revenues	23,974	23,342
Expenses:
Operating	10,311	9,881
General and administrative	728	690
Depreciation	7,253	6,648
Interest	7,678	4,546
Property taxes	1,586	1,700
Loss on early extinguishment of debt (Note C)	--	643
Total expenses	27,556	24,108

Loss before income taxes, discontinued operations,
casualty (loss) gain, distributions in excess of
investment, equity in loss from investment and
impairment loss	(3,582)	(766)
Income tax (expense) benefit (Note B):
Current	(10)	(108)
Deferred	30	361
Casualty (loss) gain (Note I)	(145)	72
Distributions in excess of investment (Note H)	33	98
Equity in loss from investment (Note H)	(61)	(5)
Impairment loss (Note E)	(3,000)	--
Loss before discontinued operations	(6,735)	(348)
(Loss) income from discontinued operations (Notes A
and F)	(495)	55
Gain from sale of discontinued operations (Note F)	7,711	--
Net income (loss) (Note B)	$ 481	$ (293)

Net income (loss) allocated to general partner	$ 5	$ (3)
Net income (loss) allocated to limited partners	(1,095)	(290)
(Series A) (Note A)	5,608	--
(Series B) (Note A)	(3,836)	--
(Series C) (Note A)	(201)	--
	$ 481	$ (293)

Per limited partnership unit:
Loss before discontinued operations	$ (5.79)	$ (1.73)
(Series A) (Note A)	(7.42)	--
(Series B) (Note A)	(19.27)	--
(Series C) (Note A)	(1.02)	--
Income from discontinued operations	0.30	0.27
Loss from discontinued operations (Series A)	(2.76)	--
Gain on sale of discontinued operations (Series A)	38.35	--
Net income (loss)	$ 2.39	$ (1.46)
Distribution per limited partnership
unit	$ 21.23	$351.69

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited			Limited	Limited	Limited	Subtotal
	Partnership	General	Limited	Partners	Partners	Partners	Limited

Units

Partner

Partners

(Series A)

					(Series B)	(Series C)	Partners	Total

Partners’ capital
at December 31, 2006	199,043.2	169	26,557	--	--	--	26,557	26,726

Abandonment of limited
partnership units (Note A)	(2)	--	--	--	--	--	--	--

Distribution to partners	--	--	(70,000)	--	--	--	(70,000)	(70,000)

Net loss for the year ended
December 31, 2007	--	(3)	(290)	--	--	--	(290)	(293)

Partners’ capital (deficiency)
at December 31, 2007	199,041.2	$ 166	$(43,733)	$ --	$ --	$ --	$(43,733)	$(43,567)

Distribution to partners	--	--	(750)	--	--	--	(750)	(750)

Net loss for the period
January 1, 2008 through
April 30, 2008	--	(11)	(1,095)	--	--	--	(1,095)	(1,106)

Partners’ capital (deficiency)
at April 30, 2008	199,041.2	155	(45,578)	--	--	--	(45,578)	(45,423)

Transfer of interest (Note A)	--	--	45,578	(25,985)	(16,722)	(2,871)	--	--

Distribution to partners	--	--	--	(3,475)	--	--	(3,475)	(3,475)

Net income (loss) for the
period May 1, 2008 through
December 31, 2008	--	16	--	5,608	(3,836)	(201)	1,571	1,587

Partners’ capital
(deficiency) at
December 31, 2008	199,041.2	$ 171	$ --	$(23,852)	$(20,558)	$(3,072)	$(47,482)	$(47,311)

See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 481	$ (293)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	7,761	7,336
Amortization of loan costs, lease commissions and mortgage premiums	36	(110)
Equity in loss from investment	61	5
Impairment loss	3,000	--
Gain from sale of discontinued operations	(7,711)	--
Loss on early extinguishment of debt	700	643
Casualty loss	145	2
Casualty gain	--	(72)
Distributions in excess of investment	(33)	(98)
Change in accounts:
Receivables and deposits	--	(204)
Deferred tax asset	(30)	(361)
Other assets	(44)	62
Accounts payable	121	(9)
Tenant security deposit liabilities	(9)	108
Accrued property taxes	(6)	5
Due to affiliates	101	(781)
Other liabilities	(11)	598
Net cash provided by operating activities	4,562	6,831
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	15,711	--
Property improvements and replacements	(4,777)	(6,227)
Insurance proceeds received	--	1,339
Net receipts from restricted escrows	--	255
Distributions from affiliated partnership	33	106
Net cash provided by (used in) investing activities	10,967	(4,527)
Cash flows from financing activities:
Distributions to partners	(4,225)	(70,000)
Payments on mortgage notes payable	(2,160)	(1,543)
Repayment of mortgage notes payable	(6,669)	(34,353)
Proceeds from mortgage notes payable	--	116,255
Prepayment penalties and defeasance costs	(695)	(940)
Lease commissions paid	(74)	(130)
Loan costs paid	(15)	(1,026)
Advances from affiliate	500	93
Repayment of advances from affiliate	(375)	(8,837)
Net cash used in financing activities	(13,713)	(481)
Net increase in cash and cash equivalents	1,816	1,823
Cash and cash equivalents at beginning of year	2,961	1,138
Cash and cash equivalents at end of year	$ 4,777	$ 2,961
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 8,106	$ 5,409
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 664	$ 489

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $736,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,300.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date.

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

On April 25, 2008, Consolidated Capital Institutional Properties, LP changed its domicile from California to Delaware by merging with and into Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 19, 2008, by and between the California partnership and the Delaware partnership.

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

The Partnership advanced a total of approximately $180,500,000, which was secured by 18 apartment complexes and 4 office complexes.  In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. During 2004 the Partnership sold two of its investment properties, during 2006 the Partnership sold one of its investment properties and during 2008 the Partnership sold two of its investment properties.

At December 31, 2008, the Partnership owned four apartment properties, one in Colorado and three in Florida and one multiple-use complex in Pennsylvania.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 reflect the operations of two properties, which both sold in 2008, as (loss) income from discontinued operations.  Included in (loss) income from discontinued operations for the years ended December 31, 2008 and 2007 are revenues and (loss) income as noted in the table below. In addition the accompanying consolidated balance sheet for December 31, 2007 has been restated to classify the assets and liabilities of the two sold properties as held for sale in accordance with SFAS No. 144.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

	2008	2008	2007	2007
Property	(Loss)	Revenues	Income (Loss)	Revenues

Palm Lake Apartments	$(297,000)	$1,367,000	$ (5,000)	$1,426,000
The Loft Apartments	(198,000)	1,638,000	60,000	1,580,000
	$(495,000)	$3,005,000	$ 55,000	$3,006,000

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of CCIP Knolls, L.L.C., a Delaware limited liability company, CCIP Society Park East, L.L.C., a Delaware limited liability company, CCIP Sterling, L.P., a Pennsylvania Limited Partnership, Kennedy Boulevard Associates II, L.P., a Pennsylvania limited partnership, Kennedy Boulevard Associates III, L.P., a Pennsylvania limited partnership, Kennedy Boulevard Associates IV, L.P. a Pennsylvania limited partnership, and Kennedy Boulevard GP I ("KBGP-I"), a Pennsylvania Partnership. The general partners of each of these affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member.  Therefore, the Partnership controls these affiliated limited and general partnerships, and consolidation is required. CCIP Knolls, L.L.C. holds title to The Knolls Apartments, CCIP Society Park East, L.L.C. holds title to The Dunes Apartment Homes and CCIP Sterling, L.P. holds title to The Sterling Apartment Homes and Commerce Center ("the Sterling").  All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United State s requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions:  The Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions are allocated in accordance with the Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit:  Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding at the beginning of the year.  Per Unit information has been computed based on 199,041.20 Units for 2008 and 199,043.20 Units for 2007.

Abandoned Units: During the year ended December 31, 2007, the number of Units decreased by 2 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $4,337,000 and $2,775,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows:  In conjunction with the financing of The Sterling Apartment Homes in September 1998, the Partnership was required to make monthly deposits with the mortgage company to establish and maintain a replacement reserve fund designated for repairs and replacements at the property. This escrow was released during 2007 in conjunction with the refinancing of the mortgage encumbering the property.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 ½ years and (2) personal property additions over 5 years.

Deferred Costs: As of December 31, 2008 and 2007, loan costs of approximately $1,040,000 and $1,091,000, respectively, less accumulated amortization of approximately $120,000 and $36,000, respectively, are included in other assets and assets held for sale. The loan costs are amortized over the terms of the related loan agreements.

Amortization expense was approximately $115,000 and $64,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $104,000 for each of the years 2009 through 2013. In addition, the Partnership wrote off approximately $66,000 and $31,000 of loan costs and accumulated amortization, respectively, related to the sale of The Loft Apartments, during the year ended December 31, 2008, which is included in (loss) income from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization expense was approximately $55,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively, and is included in operating expenses. At December 31, 2008 and 2007, capitalized lease commissions totaled approximately $427,000 and $433,000, respectively, with accumulated amortization of approximately $180,000 and $205,000, respectively.  In addition, the Partnership wrote off approximately $80,000 of fully amortized leasing commissions during the year ended December 31, 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of four apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of approximately $21,000 and $22,000, respectively. The Partnership capitalized real estate taxes of approximately $2,000 and other construction period costs of approximately $1,000 for both of the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $3,000,000, to write the carrying amount of The Knolls Apartments down to its estimated fair value.  No adjustments for impairment of value were necessary for the year ending December 31, 2007.

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

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $373,000 and $524,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense and (loss) income from discontinued operations.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal or State income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2008	2007
Net income (loss) as reported	$ 481	$ (293)
Add (deduct):
Deferred revenue and other liabilities	(92)	85
Depreciation differences	1,512	(124)
Accrued expenses	(167)	(1)
Casualty	69	(70)
Gain on sale of property	(1,288)	--
Other	4,177	(201)

Federal taxable income (loss)	$ 4,692	$ (604)
Federal taxable income (loss) per limited
partnership unit	$ 23.34	$ (3.01)

Federal taxable income (loss)	$ --	$ (604)
Federal taxable income (loss) Series A	5,033	--
Federal taxable income (loss) Series B	(296)	--
Federal taxable income (loss) Series C	(45)	--
	$ 4,692	$ (604)

Per limited partnership unit:
Federal taxable income (loss)	$ --	$(3.01)
Federal taxable income (loss) Series A	25.03	--
Federal taxable income (loss) Series B	(1.47)	--
Federal taxable income (loss) Series C	(0.22)	--
	$ 23.34	$(3.01)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2008	2007

Net liabilities as reported	$(47,311)	$(43,567)
Land and buildings	(3,752)	2,079
Accumulated depreciation	12,427	3,457
Syndication fees	22,500	22,500
Other	3,378	2,669
Net liabilities – Federal tax
basis	$(12,758)	$(12,862)

As of December 31, 2008, net liabilities on a Federal tax basis are allocated as follows:  Series A $(25,630,000); Series B $9,600,000; Series C $3,272,000.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $391,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. In a prior year, the Partnership had established a valuation allowance in the amount of approximately $333,000 against the deferred tax asset, as the Partnership believed it was more likely than not that the deferred tax asset would not be realized.  During the year ended December 31, 2007, the Partnership reconsidered its assessment of whether the deferred tax asset would be realized.  As a result of the completion of the redevelopment project at The Sterling Apartment Homes, the Partnership now believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, the reduction of the valuation allowance of approximately $333,000 and an additional benefit of approximately $28,000 recognized during the year ended December 31, 2007 is reflected as a deferred income tax benefit on the consolidated statement of operations for the year ended December 31, 2007. An additional benefit of approximately $30,000 was recognized during the year ended December 31, 2008. During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $10,000 and $108,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment			Balance
			(including	Interest	Maturity	Due At
Property	2008	2007	interest)	Rate	Date	Maturity
(in thousands)		(in thousands)			(in thousands)

The Sterling Apartment
Homes and Commerce
Center	$ 78,988	$ 80,000	$471	5.84%	12/01/17	$ 66,807
The Knolls Apartments	7,578	7,950	81	7.78%	03/01/10	7,105
PlantationGardens
Apartments	24,463	24,766	150	6.08%	10/01/17	20,855
The Dunes Apartments	3,142	3,298	34	7.81%	02/01/10	2,960
Regency Oaks
Apartments	11,280	11,418	70	6.16%	10/01/17	9,635
	125,451	127,432
Unamortized mortgage
loan premiums	129	240
	$125,580	$127,672	$806			$107,362

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering The Sterling Apartment Homes by defeasing the existing mortgage of approximately $20,278,000 at a fixed interest rate of 6.77% scheduled to mature in October 2008 with a portion of the proceeds from a new mortgage in the amount of $80,000,000. The new mortgage requires monthly payments of principal and interest beginning on January 1, 2008 until the loan matures December 1, 2017, with a fixed interest rate of 5.84% and a balloon payment of approximately $66,807,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $571,000, of which approximately $15,000 was recognized during the year ended December 31, 2008, and are included in other assets. The Partnership recorded a loss on the early extinguishment of debt of approximately $566,000 as a result of the payment of costs associated with the defeasance of the previous debt and the write off of unamortized loan costs.  As a condition of the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage.

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

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages.  The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. At December 31, 2008 and 2007, the mortgage premiums of approximately $129,000 and $294,000, respectively, are net of accumulated amortization of approximately $571,000 and $543,000, respectively. The mortgage premiums are being amortized over the remaining lives of the loans.  Amortization expense was approximately $134,000 and $227,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and (loss) income from discontinued operations on the consolidated statements of operations. In addition, the Partnership wrote off approximately $137,000 and $106,000 of mortgage premium and accumulated amortization, respectively, related to the sale of Palm Lake Apartments, during the year ended December 31, 2008, which is included in (loss) income from discontinued operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 2,112
2010	11,785
2011	1,735
2012	1,840
2013	1,952
Thereafter	106,027
Total	$125,451

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,331,000 and $1,296,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $866,000 and $979,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in gain from sale of discontinued operations, investment properties and assets held for sale for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $350,000 and $470,000, respectively. At December 31, 2008, approximately $100,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds to cover expenses at the Partnership’s properties and redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments prior to 2007. During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $500,000 to fund operations at The Knolls Apartments, Plantation Gardens Apartments and The Dunes Apartment Homes.  During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments. Interest was charged at the prime rate plus 2% (5.25% at December 31, 2008) and interest expense was approximately $2,000 and $730,000 for the years ended December 30, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments on the outstanding loans and accrued interest of approximately $376,000 and $10,343,000, respectively, from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments. At December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $126,000 and is included in due to affiliates. Subsequent to December 31, 2008, the Partnership received approximately $1,721,000 of advances to fund operations at The Sterling Apartment Homes and The Knolls Apartments and capital expenditures at The Dunes Apartments. Also subsequent to December 31, 2008, the Partnership made a payment of approximately $375,000 on the outstanding loans and accrued interest. At December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007 the Partnership was charged by AIMCO and its affiliates approximately $577,000 and $579,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.69% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Sterling Apartment
Homes and Commerce Center	$ 78,988	$ 2,567	$12,341	$ 36,483
The Knolls Apartments	7,578	4,318	10,682	7,231
PlantationGardens
Apartments	24,463	4,046	15,217	3,717
The Dunes Apartments	3,142	1,449	5,427	1,920
Regency Oaks Apartments	11,280	2,024	6,902	4,778
Total	$125,451	$14,404	$50,569	$ 54,129

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
			(in thousands)
The Sterling Apartment
Homes and Commerce
Center	$ 2,567	$ 48,824	$ 51,391	$30,072	12/01/95	5-30 yrs
The Knolls Apartments	4,318	17,913	22,231	7,223	08/09/02	5-30 yrs
PlantationGardens
Apartments	4,046	18,934	22,980	3,173	11/10/03	5-30 yrs
The Dunes Apartments	1,449	7,347	8,796	1,694	11/10/03	5-30 yrs
Regency Oaks
Apartments	2,024	11,680	13,704	3,256	11/10/03	5-30 yrs
Totals	$14,404	$104,698	$119,102	$45,418

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$118,148	$127,119
Property improvements and
replacements	4,952	5,980
Impairment	(3,000)	--
Disposal of property	(183)	(109)
Assets held for sale	(815)	(14,842)
Balance, real estate at end of year	$119,102	$118,148

Accumulated Depreciation
Balance at beginning of year	$ 38,203	$ 38,078
Additions charged to expense	7,761	7,336
Disposal of property	(37)	(11)
Assets held for sale	(509)	(7,200)
Balance at end of year	$ 45,418	$ 38,203

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $115,333,000 and $135,069,000, respectively.  Accumulated depreciation for Federal income tax purposes at December 31, 2008 and 2007 is approximately $33,008,000 and $41,946,000, respectively.

In accordance with the Partnership’s impairment policy and SFAS No. 144, during the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $3,000,000, to write the carrying amount of The Knolls Apartments down to its market value.

During 2004, the General Partner began a major redevelopment project at The Sterling Apartment Homes.  The property had difficulty staying competitive and needed to be updated.  Therefore, in an effort to increase occupancy and become competitive with other properties in the area, a significant redevelopment project was completed in April 2007 at a total cost of approximately $11,587,000.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $3,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of other construction period costs were capitalized.

Note F - Sale of Investment Properties

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000, for the year ended December 31, 2008, as a result of the write off of unamortized loan costs and a prepayment penalty. This amount is included in (loss) income from discontinued operations.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 for the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000, for the year ended December 31, 2008, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. This amount is included in (loss) income from discontinued operations.

Included in (loss) income from discontinued operations for the years ended December 31, 2008 and 2007 are revenues and (loss) income as noted in the table below.

	2008	2008	2007	2007
Property	(Loss)	Revenues	Income (Loss)	Revenues

Palm Lake Apartments	$(297,000)	$1,367,000	$ (5,000)	$1,426,000
The Loft Apartments	(198,000)	1,638,000	60,000	1,580,000
	$(495,000)	$3,005,000	$ 55,000	$3,006,000

Note G – Commercial Leases

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases.  Minimum future rental income for the commercial property subject to noncancellable operating leases is as follows (in thousands):

Year Ending December 31,
2009	$ 1,616
2010	1,395
2011	934
2012	748
2013	571
thereafter	1,638
$ 6,902

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note H - Investments in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

			Investment
		Ownership	At December 31,
Partnership	Type of Ownership	Percentage	2008	2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	3	16
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	563	611
			$ 566	$ 627

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Partnership received approximately $33,000 and $106,000, respectively, of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, of which approximately $33,000 and $98,000 were recognized as income on the accompanying consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $61,000 and $5,000, respectively, in equity in loss from investments related to its allocated share of the income (loss) from two of the affiliated partnerships. Subsequent to December 31, 2008, one of its affiliated partnerships, Consolidated Capital Growth Fund, declared a distribution of approximately $8,100,000 from sale proceeds of which the Partnership’s share is approximately $454,000.

Note I – Casualty Events

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $133,000, including clean up costs of approximately $7,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $84,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $73,000, including clean up costs of approximately $9,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $34,000, including clean up costs of approximately $8,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $18,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds are not expected to be received.

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

During 2005, Plantation Gardens Apartments sustained damages from Hurricane Wilma.  During 2006, the Partnership recognized a casualty loss as a result of the write off of undepreciated damaged assets, net of the receipt of insurance proceeds, approximately $1,171,000 of which was received by and held on deposit with the mortgage lender at December 31, 2006.  These proceeds were released by the mortgage lender to the Partnership during the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $69,000, as a result of the receipt of additional insurance proceeds.

Note J – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of four apartment complexes one in Colorado, three in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to seven years.

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

Segment information for the years ending December 31, 2008 and 2007 is shown in the tables below (in thousands).  The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments.

2008

	Residential	Commercial	Other	Totals
Rental income	$20,125	$ 1,677	$ --	$21,802
Other income	1,858	267	47	2,172
Casualty loss	(145)	--	--	(145)
Loss from discontinued operations	(495)	--	--	(495)
Distributions in excess of investment	--	--	33	33
Equity in loss from investment	--	--	(61)	(61)
Gain on sale of investment	7,711	--	--	7,711
Impairment loss	(3,000)	--	--	(3,000)
Interest expense	6,970	697	11	7,678
Depreciation	7,033	220	--	7,253
General and administrative
expenses	--	--	728	728
Current income tax expense	10	--	--	10
Deferred income tax benefit	(30)			(30)
Segment profit (loss)	1,420	(219)	(720)	481
Total assets	75,700	1,563	4,756	82,019
Capital expenditures for
investment properties	4,230	722	--	4,952

2007

	Residential	Commercial	Other	Totals

	(Restated)			(Restated)
Rental income	$19,745	$ 1,385	$ --	$21,130
Other income	1,917	188	107	2,212
Casualty gain	72	--	--	72
Income from discontinued operations	55	--	--	55
Distributions in excess of
investment	--	--	98	98
Equity in loss from investment	--	--	(5)	(5)
Interest expense	3,605	211	730	4,546
Depreciation	6,443	205	--	6,648
Loss on early extinguishment
of debt	643	--	--	643
General and administrative
expenses	--	--	690	690
Current income tax expense	108	--	--	108
Deferred tax benefit	361	--	--	361
Segment profit (loss)	901	26	(1,220)	(293)
Total assets	90,495	1,063	2,651	94,209
Capital expenditures for
investment properties and
assets held for sale	5,971	9	--	5,980

Note K - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 9A(T).Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

   None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The names and ages of, as well as the positions and offices held by, the present directors and officers of ConCap Equities, Inc. (“CEI” or the “General Partner”) the Partnership’s general partner, as of December 31, 2008, are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11. Executive Compensation.

No remuneration was paid to the General Partner nor its director or officers during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding limited partnership units (the “Units”) of the Partnership:

Name and Address

Number of Units

		Percentage
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	50,572.40	25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)	28,832.50	14.49%
CooperRiverProperties, L.L.C.
(an affiliate of AIMCO)	11,365.60	5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	61,877.55	31.08%

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

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2008, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

	NUMBER OF	PERCENT
NAME AND ADDRESS	UNITS	OF TOTAL

Insignia Properties Trust
55 Beattie Place
P.O. Box1089
Greenville, SC 29602	100,000	100%

Effective February 26, 1999, Insignia Properties Trust merged into AIMCO with AIMCO being the surviving corporation.  As a result, AIMCO ultimately acquired a 100% interest in Insignia Properties Trust.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,331,000 and $1,296,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $866,000 and $979,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses, gain from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in gain from sale of discontinued operations, investment properties and assets held for sale for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $350,000 and $470,000, respectively. At December 31, 2008, approximately $100,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership funds to cover expenses at the Partnership’s properties and redevelopment costs at The Sterling Apartment Homes and The Knolls Apartments prior to 2007. During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $500,000 to fund operations at The Knolls Apartments, Plantation Gardens Apartments and The Dunes Apartment Homes.  During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $93,000 for expenses at Palm Lake Apartments and to fund costs related to the refinancing of the mortgage encumbering Regency Oaks Apartments. Interest was charged at the prime rate plus 2% (5.25% at December 31, 2008) and interest expense was approximately $2,000 and $730,000 for the years ended December 30, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership made payments on the outstanding loans and accrued interest of approximately $376,000 and $10,343,000, respectively, from operations and proceeds from the refinancing of the mortgages encumbering Plantation Gardens Apartments and Regency Oaks Apartments. At December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $126,000 and is included in due to affiliates. Subsequent to December 31, 2008, the Partnership received approximately $1,721,000 of advances to fund operations at The Sterling Apartment Homes and The Knolls Apartments and capital expenditures at The Dunes Apartments. Also subsequent to December 31, 2008, the Partnership made a payment of approximately $375,000 on the outstanding loans and accrued interest. At December 31, 2007, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007 the Partnership was charged by AIMCO and its affiliates approximately $577,000 and $579,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.69% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $85,000 and $78,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $39,000 and $25,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2008 and 2007

      Consolidated Statements of Operations - Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years Ended December 31, 2008 and 2007

      Consolidated Statements of Cash Flows - Years Ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
Stephen B. Waters

                     CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                                       EXHIBIT INDEX

Exhibit Number    Description of Exhibit

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

10.28          Form of Amended Order Setting Foreclosure Sale Date pursuant to amending the foreclosure date filed on September 25, 2003. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

10.30          Form of Certificate of Sale as to Property "2" pursuant to sale of Regency Oaks Apartments to CCIP Regency Oaks, L.L.C. filed October 28, 2003. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

10.31          Form of Certificate of Sale as to Property "3" pursuant to sale of The Dunes Apartments (formerly known as Society Park East Apartments) to CCIP Society Park East, L.L.C. filed October 28, 2003. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

10.32          Form of Certificate of Sale as to Property "4" pursuant to sale of Plantation Gardens Apartments to CCIP Plantation Gardens, L.L.C. filed October 28, 2003. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.)

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

10.69          First Amendment to Purchase and Sale Contract between CCIP Palm Lake, L.L.C., a Delaware limited liability company, and Blackhawk Apartments Opportunity Fund II LLC, an Illinois limited liability company, dated November 24, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated November 24, 2008.

10.70          First Amendment of Purchase and Sale Contract between CCIP Loft, L.L. C., a Delaware limited liability company, and The Embassy Group, LLC, a New York limited liability company, dated November 26, 2008. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 26, 2008.

10.71          Second Amendment to Purchase and Sale Contract between CCIP Palm Lake, L.L.C., a Delaware limited liability company and Blackhawk Apartments Opportunity Fund II LLC, an Illinois limited liability company, dated November 26, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated December 9, 2008.

10.72          Third Amendment to Purchase and Sale Contract between CCIP Palm Lake, L.L.C., a Delaware limited liability company and Blackhawk Apartments Opportunity Fund II LLC, an Illinois limited liability company, dated December 9, 2008. Incorporated by reference to the Partnership's Current Report on Form 8-K dated December 9, 2008.

10.73          Second Amendment of Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company and TEG Lofts LLC, a North Carolina limited liability company, dated December 10, 2008. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 29, 2008.

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