Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2009-05-15
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 668	$ 4,777
Receivables and deposits	750	846
Deferred tax asset (Note F)	402	391
Other assets	2,761	1,755
Investment in affiliated partnerships (Note C)	548	566

Investment properties:
Land	14,404	14,404
Buildings and related personal property	104,480	104,698
	118,884	119,102
Less accumulated depreciation	(47,288)	(45,418)
	71,596	73,684
	$ 76,725	$ 82,019
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,002	$ 1,128
Tenant security deposit liabilities	943	936
Accrued property taxes	231	55
Other liabilities	1,278	1,405
Due to affiliates (Note B)	1,384	226
Mortgage notes payable	125,037	125,580
	129,875	129,330
Partners' Capital (Deficiency)
General partner	149	171
Limited partners (199,041.2 units issued and
outstanding)	(53,299)	(47,482)
	(53,150)	(47,311)
	$ 76,725	$ 82,019

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 5,377	$ 5,456
Other income	497	540
Total revenues	5,874	5,996
Expenses:
Operating	2,670	2,469
General and administrative	219	165
Depreciation	1,876	1,777
Interest	1,909	1,933
Property taxes	428	439
Total expenses	7,102	6,783

Loss before income taxes, discontinued operations,
casualty gain, distributions in excess of investment,
equity in loss from investment and impairment loss	(1,228)	(787)
Income tax (expense) benefit (Note F):
Current	(4)	(25)
Deferred	11	--
Casualty gain (Note E)	11	--
Distributions in excess of investment (Note C)	454	--
Equity in loss from investment (Note C)	(18)	(6)
Impairment loss (Note H)	(1,400)	--
Loss before discontinued operations	(2,174)	(818)
Loss from discontinued operations (Notes A and G)	--	(3)
Net loss	$(2,174)	$ (821)

Net loss allocated to general partner	$ (22)	$ (8)
Net loss allocated to limited partners	--	(813)
(Series A) (Note A)	(293)	--
(Series B) (Note A)	(806)	--
(Series C) (Note A)	(1,053)	--
	$(2,174)	$ (821)

Per limited partnership unit:
Loss before discontinued operations	$ --	$ (4.07)
(Series A) (Note A)	(1.47)	--
(Series B) (Note A)	(4.05)	--
(Series C) (Note A)	(5.29)	--
Loss from discontinued operations	--	(0.01)
Net loss	$(10.81)	$ (4.08)

Distribution per limited partnership unit	$ 18.41	$ 3.77

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited		Limited	Limited	Limited	Subtotal
	Partnership	General	Partners	Partners	Partners	Limited

Units

Partner

(Series A)

				(Series B)	(Series C)	Partners	Total

Partners’ capital (deficiency) at
December 31, 2008	199,041.2	$ 171	$(23,852)	$(20,558)	$(3,072)	$(47,482)	$(47,311)

Distribution to partners	--	--	(3,665)	--	--	(3,665)	(3,665)

Net loss for the three months ended
March 31, 2009	--	(22)	(293)	(806)	(1,053)	(2,152)	(2,174)

Partners’ capital
(deficiency) at
March 31, 2009	199,041.2	$ 149	$(27,810)	$(21,364)	$(4,125)	$(53,299)	$(53,150)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (2,174)	$ (821)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,876	1,974
Amortization of loan costs, lease commissions and
mortgage premiums	14	10
Equity in loss from investment	18	6
Impairment loss	1,400	--
Write off of redevelopment costs	232	--
Casualty gain	(11)	--
Distributions in excess of investment	(454)	--
Change in accounts:
Receivables and deposits	96	(50)
Deferred tax asset	(11)	--
Other assets	(1,047)	(1,449)
Accounts payable	349	853
Tenant security deposit liabilities	7	57
Accrued property taxes	176	248
Other liabilities	(127)	50
Due to affiliates	113	--
Net cash provided by operating activities	457	878

Cash flows from investing activities:
Property improvements and replacements	(1,917)	(1,331)
Distributions from affiliated partnership	454	--
Insurance proceeds received	33	--
Net cash used in investing activities	(1,430)	(1,331)

Cash flows from financing activities:
Distribution to partners	(3,665)	(750)
Advances from affiliate	1,721	--
Lease commissions paid	(1)	--
Repayment of advances from affiliate	(676)	--
Payments on mortgage notes payable	(515)	(529)
Net cash used in financing activities	(3,136)	(1,279)

Net decrease in cash and cash equivalents	(4,109)	(1,732)
Cash and cash equivalents at beginning of period	4,777	2,961
Cash and cash equivalents at end of period	$ 668	$ 1,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,909	$ 2,034
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 189	$ 158

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $664,000 and $489,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As used herein, the term “Partnership” or “Registrant” refers to Consolidated Capital Institutional Properties, a California limited partnership, for all periods prior to April 25, 2008, and Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, for all periods from and after April 25, 2008.  The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 reflects the operations of two properties, which both sold in 2008, as loss from discontinued operations.  Included in loss from discontinued operations for the three months ended March 31, 2008 are revenues and (loss) income as noted in the table below.

	2009	2009	2008	2008
	(Loss) income	Revenues	(Loss) income	Revenues

Palm Lake Apartments	$ --	$ --	$(22,000)	$347,000
The Loft Apartments	--	--	19,000	396,000
	$ --	$ --	$ (3,000)	$743,000

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

Holders of the Series A Units are  entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Subsidiary and Series C Subsidiary (as defined below).

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary holds a [100%] ownership interest in The Knolls Apartments.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary holds a [100%] ownership interest in The Dunes Apartments.

Reclassifications: Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $304,000 and $329,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $369,000 and $240,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $194,000 and $128,000, respectively. At March 31, 2009 and December 31, 2008, approximately $214,000 and $100,000, respectively of these expenses are outstanding and included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,721,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments during the three months ended March 31, 2009.  There were no such advances to the Partnership during the three months ended March 31, 2008. Interest was charged at the prime rate plus 2% (5.25% at March 31, 2009) and interest expense was approximately $8,000 for the three months ended March 31, 2009.  During the three months ended March 31, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $685,000 from operations. There were no such payments made during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $1,170,000 and $126,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2009, the Partnership received approximately $662,000 of advances to fund operations at all of the Partnership’s investment properties and repaid approximately $278,000 of these advances.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $331,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $577,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	March 31,	December 31,
Partnership	Type of Ownership	Percentage	2009	2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	1	3
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	547	563
			$ 548	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations. There were no distributions received during the three months ended March 31, 2008. The Partnership recognized approximately $18,000 and $6,000 in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships and one of the affiliated partnerships, respectively, for the three months ended March 31, 2009 and 2008, respectively.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of four apartment complexes, one in Colorado, three in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit (loss) before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Factors management used to identify the Partnership's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2009 and 2008 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

2009

	Residential	Commercial	Other	Totals
Rental income	$ 4,907	$ 470	$ --	$ 5,377
Other income	453	46	(2)	497
Casualty gain	11	--	--	11
Distributions in excess of investment	--	--	454	454
Equity in loss from investment	--	--	(18)	(18)
Impairment loss	(1,400)	--	--	(1,400)
Interest expense	1,728	172	9	1,909
Depreciation	1,812	64	--	1,876
General and administrative
expenses	--	--	219	219
Current income tax expense	4	--	--	4
Deferred income tax benefit	(11)	--	--	(11)
Segment (loss) profit	(2,404)	24	206	(2,174)
Total assets	74,292	1,884	549	76,725
Capital expenditures for
investment properties	927	283	--	1,210

2008

	Residential	Commercial	Other	Totals

	(Restated)			(Restated)
Rental income	$ 5,091	$ 365	$ --	$ 5,456
Other income	447	47	46	540
Loss from discontinued operations	(3)	--	--	(3)
Equity in loss from investment	--	--	(6)	(6)
Interest expense	1,754	174	5	1,933
Depreciation	1,730	47	--	1,777
General and administrative
expenses	--	--	165	165
Current income tax expense	25	--	--	25
Segment loss	(577)	(114)	(130)	(821)
Total assets	90,441	1,193	1,319	92,953
Capital expenditures for
investment properties	909	91	--	1,000

Note E – Casualty Event

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $402,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $11,000 was recognized during the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2008, the Partnership recognized approximately $4,000 and $25,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

Note G - Sale of Investment Properties

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 during the fourth quarter of 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000 during the fourth quarter of 2008 as a result of the write off of unamortized loan costs and a prepayment penalty.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 during the fourth quarter of 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000 during the fourth quarter of 2008 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium.

Included in loss from discontinued operations for the three months ended March 31, 2008 are revenues and (loss) income as noted in the table below.

	2009	2009	2008	2008
Property	(Loss) Income	Revenues	(Loss) Income	Revenues

Palm Lake Apartments	$ --	$ --	$(22,000)	$347,000
The Loft Apartments	--	--	19,000	396,000
	$ --	$ --	$ (3,000)	$743,000

Note H – Investment Properties

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Dunes Apartments for approximately $6,600,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.  In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three months ended March 31, 2009, the Partnership recorded an impairment loss of approximately $900,000 to write down the carrying amount of the property down to the expected sale price.  The sale contract was subsequently terminated.

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments, which is expected to close during the third quarter of 2009 for approximately $14,150,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three months ended March 31, 2009, the Partnership recorded an impairment loss of approximately $500,000 to write down the carrying amount of the property down to the expected sale price.

During the three months ended March 31, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of March 31, 2009.

Note I – Contingencies

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

The Partnership's investment properties consist of five properties.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Sterling Apartment Homes (1)	93%	97%
The Sterling Commerce Center (2)	83%	80%
Philadelphia, Pennsylvania
The Knolls Apartments (3)	98%	95%
Colorado Springs, Colorado
Plantation Gardens Apartments	96%	97%
Plantation, Florida
The Dunes Apartments (4)	89%	85%
Indian Harbor, Florida
Regency Oaks Apartments (1)	87%	94%
Fern Park, Florida

(1)      The General Partner attributes the decrease in occupancy at The Sterling Apartment Homes and Regency Oaks Apartments to the soft rental market in the local areas.

(2)      The General Partner attributes the increase in occupancy at the Sterling Commerce Center to the additional rental spaces in the parking garage.

(3)      The General Partner attributes the increase in occupancy at The Knolls Apartments to improved market conditions.

(4)      The General Partner attributes the increase in occupancy at The Dunes Apartments to increased marketing efforts.

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

Results of Operations

The Partnership recognized net loss of approximately $2,174,000 for the three months ended March 31, 2009, compared to net loss of approximately $821,000 for the three months ended March 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2008 reflects the operations of two properties, which both sold in 2008, as loss from discontinued operations.  Included in loss from discontinued operations for the three months ended March 31, 2008 are revenues and (loss) income as noted in the table below.

	2009	2009	2008	2008
	(Loss) income	Revenues	(Loss) income	Revenues

Palm Lake Apartments	$ --	$ --	$(22,000)	$347,000
The Loft Apartments	--	--	19,000	396,000
	$ --	$ --	$ (3,000)	$743,000

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively.  The sale resulted in a gain of approximately $6,501,000 during the fourth quarter of 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000, during the fourth quarter of 2008, as a result of the write off of unamortized loan costs and a prepayment penalty.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 during the fourth quarter of 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000 during the fourth quarter of 2008, as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium.

The Partnership recognized loss before discontinued operations of approximately $2,174,000 for the three months ended March 31, 2009 compared to loss before discontinued operations of approximately $818,000 for the three months ended March 31, 2008. The increase in loss before discontinued operations is due to increases in impairment loss, equity in loss from investment and total expenses and a decrease in total revenues, partially offset by increases in distributions received in excess of investment, casualty gain and deferred income tax benefit and a decrease in current income tax expense.

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Dunes Apartments for approximately $6,600,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.  In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three months ended March 31, 2009, the Partnership recorded an impairment loss of approximately $900,000 to write down the carrying amount of the property down to the expected sale price.  The sale contract was subsequently terminated.

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments, which is expected to close during the third quarter of 2009 for approximately $14,150,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three months ended March 31, 2009, the Partnership recorded an impairment loss of approximately $500,000 to write down the carrying amount of the property down to the expected sale price.

The increase in total expenses for the three months ended March 31, 2009 is due to increases in operating, general and administrative and depreciation expenses. Interest and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in contract services at The Sterling Apartment Homes and Commerce Center and salaries and related benefits at The Sterling Apartment Homes and the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of March 31, 2009. The increases above are partially offset by decreases in salaries and related benefits at two of the Partnership’s residential properties and the commercial property and contract courtesy patrol costs at The Sterling Apartment Homes and Commerce Center. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.

General and administrative expenses increased primarily due to an increase in reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by a decrease in costs associated with the quarterly and annual communications with investors and regulatory agencies. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in rental income and other income. Rental income decreased primarily due to decreases in the average rental rates and occupancy at three of the Partnership’s residential properties, partially offset by increases in the average rental rates and occupancy at two of the Partnership’s residential properties and the commercial property. The decrease in other income is primarily due to a decrease in interest income as a result of lower average cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $402,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation.  The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $11,000 was recognized during the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2008, the Partnership recognized approximately $4,000 and $25,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000.

During the three months ended March 31, 2009 and 2008, the Partnership recognized approximately $18,000 and $6,000, respectively, in equity in loss from investments related to its allocated share of loss on its investments in affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. There were no distributions received during the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $668,000, compared to approximately $1,229,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $4,109,000 from December 31, 2008 due to approximately $1,430,000 and $3,136,000 of cash used in investing and financing activities, respectively, partially offset by approximately $457,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by distributions from affiliated partnerships and insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, a distribution to partners, repayment of advances from affiliate and lease commissions paid, partially offset by advances from affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2009, the Partnership completed approximately $420,000 of capital improvements at the property consisting primarily of tenant improvements, heating upgrades, structural improvements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $86,000 of capital improvements at the property consisting primarily of exterior door and floor covering replacements and reconstruction related to damages to the property caused by a water main break in the parking area. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $307,000 of capital improvements at the property consisting primarily of elevator upgrades, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. During the three months ended March 31, 2009 the Partnership wrote off approximately $232,000 of capitalized costs incurred in a prior year related to a potential redevelopment project, which is no longer being considered as of March 31, 2009. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $551,000 of capital improvements at the property consisting primarily of interior and exterior doors, fire safety upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $78,000 of capital improvements at the property consisting primarily of air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, advances from affiliates or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $125,037,000 requires monthly payments of principal and interest and balloon payments of approximately $10,065,000 and $97,297,000 during 2010 and 2017, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2009	Unit (Series A)	2008	Unit

Refinance (1)	$3,665	$18.41	$ 750	$ 3.77

(1)   Distribution consists of refinance proceeds from the November 2007 refinance of The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: May 15, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2009	By: /s/Stephen B. Waters
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

10.70       First Amendment of Purchase and Sale Contract between CCIP Loft, L.L.C., a Delaware limited liability company, and The Embassy Group, LLC, a New York limited liability company, dated November 26, 2008. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 26, 2008.

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

10.74       Purchase and Sale Contract between CCIP Society Park East, L.L.C., a Delaware limited liability company, and CD Group, LLC, a Florida limited liability company, dated April 21, 2009.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 21, 2009.

10.75       Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated May 12, 2009.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 12, 2009.

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