Form 10-Q
period 2009-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2009-08-13
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 467	$ 4,777
Receivables and deposits	836	775
Deferred tax asset (Note F)	443	391
Other assets	2,521	1,755
Investment in affiliated partnerships (Note C)	513	566
Investment properties:
Land	12,955	12,955
Buildings and related personal property	97,680	97,351
	110,635	110,306
Less accumulated depreciation	(47,190)	(43,724)
	63,445	66,582
Assets held for sale (Notes A & H)	6,311	7,173
	$ 74,536	$ 82,019

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 495	$ 1,128
Tenant security deposit liabilities	901	865
Accrued property taxes	312	55
Other liabilities	1,219	1,384
Due to affiliates (Note B)	1,690	226
Mortgage notes payable	121,405	122,401
Liabilities related to assets held for sale
(Notes A and H)	3,220	3,271
	129,242	129,330

Partners' Capital (Deficiency)
General partner	134	171
Limited partners (199,041.2 units issued and
outstanding)	(54,840)	(47,482)
	(54,706)	(47,311)
	$ 74,536	$ 82,019

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 4,920	$ 5,102	$ 9,964	$10,208
Other income	545	511	989	1,006
Total revenues	5,465	5,613	10,953	11,214
Expenses:
Operating	2,170	2,245	4,583	4,482
General and administrative	100	163	266	328
Depreciation	1,746	1,687	3,472	3,363
Interest	1,886	1,866	3,736	3,746
Property taxes	365	374	762	779
Total expenses	6,267	6,335	12,819	12,698

Loss before income taxes, discontinued
operations, casualty gain, distributions in excess of
investment, equity in loss
from investment and impairment loss	(802)	(722)	(1,866)	(1,484)
Income taxes (expense) benefit (Note F):
Current	(5)	(27)	(9)	(52)
Deferred	41	30	52	30
Casualty gain (Note E)	--	--	11	--
Distributions in excess of investment
(Note C)	--	--	454	--
Equity in loss from investment (Note C)	(15)	(2)	(33)	(8)
Impairment loss (Note H)	(400)	--	(900)	--
Loss before discontinued operations	(1,181)	(721)	(2,291)	(1,514)
(Loss) income from discontinued
operations (Notes A, G and H)	(375)	85	(1,439)	57
Net loss	$ (1,556)	$ (636)	$ (3,730)	$ (1,457)

Net loss allocated to general partner	$ (15)	$ (7)	$ (37)	$ (15)
Net loss allocated to limited partners	--	(282)	--	(1,095)
(Series A) (Note A)	(500)	(96)	(793)	(96)
(Series B) (Note A)	(669)	(212)	(1,475)	(212)
(Series C) (Note A)	(372)	(39)	(1,425)	(39)
	$ (1,556)	$ (636)	$ (3,730)	$ (1,457)

Per limited partnership unit:
Loss before discontinued operations	$ --	$ (1.70)	$ --	$ (5.64)
(Series A) (Note A)	(2.51)	(0.80)	(3.98)	(0.80)
(Series B) (Note A)	(3.36)	(1.07)	(7.41)	(1.07)
(Series C) (Note A)	--	--	--	--
Income from discontinued operations	--	0.29	--	0.15
Income from discontinued operations	--	0.32	--	0.32
(Series A)
Loss from discontinued operations	(1.87)	(0.20)	(7.16)	(0.20)
(Series C)
Net loss	$ (7.74)	$ (3.16)	$ (18.55)	$ (7.24)
Distribution per limited partnership unit
	$ --	$ --	$ 18.41	$ 3.77

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited		Limited	Limited	Limited	Subtotal
	Partnership	General	Partners	Partners	Partners	Limited

Units

Partner

(Series A )

				(Series B)	(Series C)	Partners	Total

Partners’ capital
(deficiency) at
December 31, 2008	199,041.2	$ 171	$(23,852)	$(20,558)	$(3,072)	$(47,482)	$(47,311)

Distribution to
partners	--	--	(3,665)	--	--	(3,665)	(3,665)

Net loss for the six months
ended June 30,
2009	--	(37)	(793)	(1,475)	(1,425)	(3,693)	(3,730)

Partners’ capital
(deficiency) at
June 30, 2009	199,041.2	$ 134	$(28,310)	$(22,033)	$(4,497)	$(54,840)	$(54,706)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (3,730)	$ (1,457)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	3,729	3,867
Amortization of loan costs, lease commissions and
mortgage premiums	22	15
Equity in loss from investment	33	8
Impairment loss	2,100	--
Write off of redevelopment costs	232	--
Casualty gain	(11)	--
Distributions in excess of investment	(454)	--
Change in accounts:
Receivables and deposits	(48)	(58)
Deferred tax asset	(52)	(30)
Other assets	(843)	(906)
Accounts payable	(108)	6
Tenant security deposit liabilities	23	92
Accrued property taxes	319	504
Other liabilities	(166)	(115)
Due to affiliates	122	117
Net cash provided by operating activities	1,168	2,043

Cash flows from investing activities:
Property improvements and replacements	(2,622)	(2,517)
Distributions from affiliated partnerships	474	--
Insurance proceeds received	33	--
Net cash used in investing activities	(2,115)	(2,517)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,039)	(1,067)
Lease commissions paid	(1)	(50)
Distributions to partners	(3,665)	(750)
Advances from affiliate	2,383	--
Repayment of advances from affiliate	(1,041)	--
Net cash used in financing activities	(3,363)	(1,867)

Net decrease in cash and cash equivalents	(4,310)	(2,341)
Cash and cash equivalents at beginning of period	4,777	2,961
Cash and cash equivalents at end of period	$ 467	$ 620

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,851	$ 4,060
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 139	$ 211

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $664,000 and $489,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As used herein, the term “Partnership” or “Registrant” refers to Consolidated Capital Institutional Properties, a California limited partnership, for all periods prior to April 25, 2008, and Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, for all periods from and after April 25, 2008.  The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Palm Lake Apartments and The Dunes Apartments as discontinued operations as a result of the sale of Palm Lake Apartments during December 2008 and The Dunes Apartments as a result of the property being classified as held for sale at June 30, 2009. The accompanying consolidated statements of operations for the three and six months ended June 30, 2008 also include the operations of The Loft Apartments, which was classified as held for sale during 2008 and was sold during December 2008. The Partnership entered into a sale contract on June 1, 2009 to sell The Dunes Apartments to a third party, with an expected closing during the third quarter of 2009. Included in loss from discontinued operations for the three and six months ended June 30, 2009 are operations of The Dunes Apartments. As a result of The Dunes Apartments being held for sale, its assets and liabilities are classified as held for sale as of June 30, 2009 and December 31, 2008. Included in (loss) income from discontinued operations for the six months ended June 30, 2009 and 2008 are (loss) income and revenues as noted in the table below.

	2009	2009	2008	2008
	Loss	Revenues	(Loss) income	Revenues

The Dunes Apartments	$(1,439,000)	$798,000	$(70,000)	$ 795,000
Palm Lake Apartments	--	--	(57,000)	713,000
The Loft Apartments	--	--	184,000	814,000
	$(1,439,000)	$798,000	$ 57,000	$2,322,000

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

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “ Series B Subsidiary”).  The Series B Subsidiary holds a 100% ownership interest in The Knolls Apartments.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “ Series C Subsidiary”).  The Series C Subsidiary holds a 100% ownership interest in The Dunes Apartments.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $582,000 and $660,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $442,000 and $401,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses, (loss) income from discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in investment properties and assets held for sale for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $223,000 and $173,000, respectively. At June 30, 2009 and December 31, 2008, approximately $208,000 and $100,000, respectively of these expenses are outstanding and included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments during the six months ended June 30, 2009.  There were no such advances to the Partnership during the six months ended June 30, 2008. Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at June 30, 2009) and interest expense was approximately $22,000 for the six months ended June 30, 2009.  During the six months ended June 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $1,049,000 from operations. There were no such payments made during the six months ended June 30, 2008.  At June 30, 2009 and December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $1,482,000 and $126,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $425,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $577,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	June 30,	December 31,
Partnership	Type of Ownership	Percentage	2009	2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	1	3
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	512	563
			$ 513	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three months ended June 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the six months ended June 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations. There were no distributions received during the six months ended June 30, 2008. During the three and six months ended June 30, 2008, the Partnership recognized approximately $2,000 and $8,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. The Partnership recognized approximately $15,000 and $33,000 in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships during the three and six months ended June 30, 2009, respectively.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of four apartment complexes, one in Colorado, three in Florida, one of which is classified as held for sale, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania.   The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years.

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

Segment information for the three and six months ended June 30, 2009 and 2008 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
June 30, 2009
	Residential	Commercial	Other	Totals
Rental income	$ 4,469	$ 451	$ --	$ 4,920
Other income	493	52	--	545
Loss from discontinued operations	(327)	--	(48)	(375)
Equity in loss from investment	--	--	(15)	(15)
Impairment loss	(400)	--	--	(400)
Interest expense	1,672	172	42	1,886
Depreciation	1,678	68	--	1,746
General and administrative
expenses	--	--	100	100
Current income tax expense	5	--	--	5
Deferred income tax benefit	(41)	--	--	(41)
Segment loss	(1,309)	(42)	(205)	(1,556)

For the six months ended
June 30, 2009

	Residential	Commercial	Other	Totals
Rental income	$ 9,043	$ 921	$ --	$ 9,964
Other income	893	98	(2)	989
Casualty gain	11	--	--	11
Loss from discontinued operations	(1,338)	--	(101)	(1,439)
Distributions in excess of
investment	--	--	454	454
Equity in loss from investment	--	--	(33)	(33)
Impairment loss	(900)	--	--	(900)
Interest expense	3,350	344	42	3,736
Depreciation	3,340	132	--	3,472
General and administrative
expenses	--	--	266	266
Current income tax expense	9	--	--	9
Deferred income tax benefit	(52)	--	--	(52)
Segment (loss) profit	(3,722)	(18)	10	(3,730)
Total assets	71,901	2,015	620	74,536
Capital expenditures for
investment properties	1,721	376	--	2,097

For the three months ended
June 30, 2008
	Residential	Commercial	Other	Totals

Rental income	$ 4,694	$ 408	$ --	$ 5,102
Other income	445	65	1	511
Income from discontinued operations	93	--	(8)	85
Equity in loss from investment	--	--	(2)	(2)
Interest expense	1,692	174	--	1,866
Depreciation	1,641	46	--	1,687
General and administrative
expenses	--	--	163	163
Current income tax expense	27	--	--	27
Deferred income tax benefit	(30)	--	--	(30)
Segment loss	(424)	(40)	(172)	(636)

For the six months ended
June 30, 2008

	Residential	Commercial	Other	Totals

Rental income	$ 9,435	$ 773	$ --	$10,208
Other income	847	112	47	1,006
Income from discontinued operations	65	--	(8)	57
Equity in loss from investment	--	--	(8)	(8)
Interest expense	3,393	348	5	3,746
Depreciation	3,270	93	--	3,363
General and administrative
expenses	--	--	328	328
Current income tax expense	52	--	--	52
Deferred income tax benefit	(30)	--	--	(30)
Segment loss	(1,001)	(154)	(302)	(1,457)
Total assets	88,551	1,565	1,077	91,193
Capital expenditures for
investment properties	1,820	419	--	2,239

Note E – Casualty Event

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $443,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $41,000 and $52,000 was recognized during the three and six months ended June 30, 2009, respectively, compared to a benefit of approximately $30,000 which was recognized during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009 and 2008, the Partnership recognized approximately $5,000 and $9,000 and $27,000 and $52,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

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

Included in loss from discontinued operations for the six months ended June 30, 2009 and 2008 are (loss) income and revenues as noted in the table below.

	2009	2009	2008	2008
	Loss	Revenues	(Loss) income	Revenues

The Dunes Apartments	$(1,439,000)	$798,000	$(70,000)	$ 795,000
Palm Lake Apartments	--	--	(57,000)	713,000
The Loft Apartments	--	--	184,000	814,000
	$(1,439,000)	$798,000	$ 57,000	$2,322,000

Note H – Investment Properties

On May 12, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments. On June 26, 2009 that contract was terminated. Subsequent to June 30, 2009, the contract was reinstated. The sale is expected to close during the third quarter of 2009 for approximately $13,350,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and six months ended June 30, 2009, the Partnership recorded impairment losses of approximately $400,000 and $900,000, respectively, to write the carrying amount of the property down to the expected sale price.

On June 1, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Dunes Apartments which is expected to close during the third quarter of 2009 for approximately $6,300,000. The Partnership determined that the criteria of SFAS No. 144 were met at June 30, 2009 and therefore the assets and liabilities of the investment property are classified as assets held for sale as of June 30, 2009 and December 31, 2008 and its respective operations as discontinued operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and six months ended June 30, 2009, the Partnership recorded impairment losses of approximately $300,000 and $1,200,000, respectively, to write the carrying amount of the property down to the expected sale price, which is included in loss from discontinued operations.

During the six months ended June 30, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of June 30, 2009.

Note I – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     Management's Discussion and Analysis Of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four properties and one property which is classified as held for sale at June 30, 2009.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Sterling Apartment Homes (1)	92%	97%
The Sterling Commerce Center	82%	80%
Philadelphia, Pennsylvania
The Knolls Apartments	97%	96%
Colorado Springs, Colorado
Plantation Gardens Apartments	95%	97%
Plantation, Florida
Regency Oaks Apartments (1)	89%	94%
Fern Park, Florida

(1)      The General Partner attributes the decrease in occupancy at both The Sterling Apartment Homes and Regency Oaks Apartments to the soft rental market in the local areas.

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

Results of Operations

The Partnership recognized net loss of approximately $1,556,000 and $3,730,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $636,000 and $1,457,000 for the three and six months ended June 30, 2008, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations included in “Item 1. Financial Statements” for the three and six months ended June 30, 2008 reflect the operations of two properties as discontinued operations as a result of the sale of the respective properties during 2008 and the operations of one property as discontinued operations as it meets the criteria of SFAS No. 144 to be classified as held for sale at June 30, 2009. Included in (loss) income from discontinued operations for the six months ended June 30, 2009 and 2008 are (loss) income and revenues as noted in the table below.

	2009	2009	2008	2008
	Loss	Revenues	(Loss) income	Revenues

The Dunes Apartments	$(1,439,000)	$798,000	$(70,000)	$ 795,000
Palm Lake Apartments	--	--	(57,000)	713,000
The Loft Apartments	--	--	184,000	814,000
	$(1,439,000)	$798,000	$ 57,000	$2,322,000

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

On June 1, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Dunes Apartments, which is expected to close during the third quarter of 2009 for approximately $6,300,000. The Partnership determined that the criteria of SFAS No. 144 were met at June 30, 2009 and therefore the assets and liabilities of the investment property are classified as assets held for sale as of June 30, 2009 and December 31, 2008 and its respective operations as discontinued operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and six months ended June 30, 2009, the Partnership recorded impairment losses of approximately $300,000 and $1,200,000, respectively, to write the carrying amount of the property down to the expected sale price, which is included in loss from discontinued operations.

On May 12, 2009, the Partnership entered into a sale contract with a third party relating to the sale of The Knolls Apartments. On June 26, 2009 that contract was terminated. Subsequent to June 30, 2009, the contract was reinstated. The sale is expected to close during the third quarter of 2009 for approximately $13,350,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, during the three and six months ended June 30, 2009, the Partnership recorded impairment losses of approximately $400,000 and $900,000, respectively, to write the carrying amount of the property down to the expected sale price.

The Partnership recognized loss before discontinued operations of approximately $1,181,000 and $2,291,000 for the three and six months ended June 30, 2009, respectively, compared to loss before discontinued operations of approximately $721,000 and $1,514,000 for the three and six months ended June 30, 2008, respectively. The increase in loss before discontinued operations for the three months ended June 30, 2009 is due to a decrease in total revenues and increases in impairment loss and equity in loss from investment, partially offset by a decrease in total expenses, a decrease in current income tax expense and an increase in the recognition of a deferred tax benefit. The increase in loss before discontinued operations for the six months ended June 30, 2009, is due to increases in impairment loss, total expenses and equity in loss from investment and a decrease in total revenues, partially offset by increases in distributions received in excess of investment, casualty gain and the recognition of a deferred tax benefit and a decrease in current income tax expense.

The decrease in total expenses for the three months ended June 30, 2009 is due to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense.  The increase in total expenses for the six months ended June 30, 2009 is due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Interest and property tax expenses remained relatively constant for the comparable periods. The decrease in operating expenses for the three months ended June 30, 2009, is primarily due to decreases in utilities at The Sterling Apartment Homes and repair costs associated with water damage from multiple broken pipes and storm damages at The Sterling Apartment Homes, Regency Oaks Apartments and Plantation Gardens Apartments. The increase in operating expenses for the six months ended June 30, 2009, is primarily due to increases in contract services at The Sterling Apartment Homes and Commerce Center and salaries and related benefits at The Sterling Apartment Homes and the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of June 30, 2009. These increases are partially offset by a decrease in utilities at The Sterling Apartment Homes. The increase in depreciation expense for both the three and six month periods is due to property improvements and replacements placed into service during the past twelve months, primarily at three of the Partnership’s investment properties.

General and administrative expenses decreased for both the three and six months ended June 30, 2009 primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the three and six months ended June 30, 2009, is primarily due to a decrease in rental income. The decrease in total revenues for the three months ended June 30, 2009, is partially offset by an increase in other income. Other income remained relatively constant for the six months ended June 30, 2009. Rental income decreased for the three month period due to decreases in occupancy at three of the residential properties and the commercial property and decreases in average rental rates at two of the residential properties and the commercial property, partially offset by an increase in occupancy at one residential property and average rental rates at two residential properties.  The decrease in rental income for the six month period is primarily due to a decrease in the occupancy at three of the  residential properties and average rental rates at two of the residential properties and the commercial property, partially offset by increases in occupancy at one of the residential properties and the commercial property and increases in the average rental rates at two of the residential properties. The increase in other income for the three months ended June 30, 2009 is primarily due to an increase in resident utility reimbursements, partially offset by a decrease in parking income at The Sterling Apartment Homes.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $443,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $41,000 and $52,000 was recognized during the three and six months ended June 30, 2009, respectively, compared to a benefit of approximately $30,000 which was recognized during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009 and 2008, the Partnership recognized approximately $5,000 and $9,000 and $27,000 and $52,000, respectively, in current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000.

During the three and six months ended June 30, 2008, the Partnership recognized approximately $2,000 and $8,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. During the three and six months ended June 30, 2009, the Partnership recognized approximately $15,000 and $33,000, respectively, in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the three months ended June 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the six months ended June 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. There were no distributions received during the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $467,000, compared to approximately $620,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $4,310,000 from December 31, 2008 due to approximately $2,115,000 and $3,363,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,168,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by distributions received from affiliated partnerships and insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, a distribution to partners, repayment of advances from affiliate and lease commissions paid, partially offset by advances received from affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2009, the Partnership completed approximately $582,000 of capital improvements at the property consisting primarily of tenant improvements, heating upgrades, structural improvements and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $126,000 of capital improvements at the property consisting primarily of exterior door and floor covering replacements and reconstruction related to damages to the property caused by a water main break in the parking area. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $528,000 of capital improvements at the property consisting primarily of elevator upgrades, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. During the six months ended June 30, 2009 the Partnership wrote off approximately $232,000 of capitalized costs incurred in a prior year related to a potential redevelopment project, which is no longer being considered as of June 30, 2009. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Dunes Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $608,000 of capital improvements at the property consisting primarily of interior and exterior doors, fire safety upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates. This property is classified as held for sale at June 30, 2009.

Regency Oaks Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $253,000 of capital improvements at the property consisting primarily of roof replacement, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $121,405,000 requires monthly payments of principal and interest and balloon payments of approximately $7,105,000 and $97,297,000 during 2010 and 2017, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2009	Unit (Series A)	2008	Unit

Surplus Funds (1)	$ 3,665	$ 18.41	$ 750	$ 3.77

(1)   Distribution consists of the release of funds previously reserved from the November 2007 refinance of The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners, which hold Series A Units, in 2009 or subsequent periods. In light of the amounts accrued and payable to affiliates of the General Partner by the Series B and C Subsidiaries, there can also be no assurance that the Partnership will generate sufficient funds from operations of the Series B and C Subsidiaries, after planned capital improvement expenditures, to permit any additional distributions to its partners, which hold Series B and C Units, in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.76       Reinstatement of and Amendment to Purchase and Sale Contract between CCIP Society Park East, L.L.C., a Delaware limited liability company, and CD Group, LLC, a Florida limited liability company, dated June 1, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated June 1, 2009.

10.77       First Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated June 4, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated June 4, 2009.

10.78       Reinstatement and Second Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated July 1, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated June 26, 2009.

10.79       Third Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated July 10, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated July 10, 2009.

10.80       Fourth Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated July 20, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated July 20, 2009.

10.81       Fifth Amendment to Purchase and Sale Contract between CCIP Knolls, L.L.C., a Delaware limited liability company, and Hamilton Zanze & Company, a California corporation, dated July 23, 2009. Incorporated by reference to the Partnership's Current Report on Form 8-K dated July 23, 2009.

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