Form 10-Q
period 2009-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2009-11-16
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 482	$ 4,777
Receivables and deposits	612	709
Deferred tax asset (Note F)	458	391
Other assets	1,880	1,755
Investment in affiliated partnerships (Note C)	494	566
Investment properties:
Land	8,637	8,637
Buildings and related personal property	81,235	79,438
	89,872	88,075
Less accumulated depreciation	(40,416)	(36,501)
	49,456	51,574
Assets held for sale (Notes A and G)	--	22,247
	$ 53,382	$ 82,019
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 456	$ 1,128
Tenant security deposit liabilities	779	799
Accrued property taxes	405	--
Other liabilities	1,059	1,335
Due to affiliates (Note B)	14	226
Mortgage notes payable	113,583	114,731
Liabilities related to assets held for sale
(Notes A and G)	--	11,111
	116,296	129,330
Partners' Capital (Deficiency)
General partner	120	171
Limited partners (199,041.2 units issued and
outstanding)	(63,034)	(47,482)
	(62,914)	(47,311)
	$ 53,382	$ 82,019

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 4,407	$ 4,587	$13,308	$13,776
Other income	427	450	1,320	1,354
Total revenues	4,834	5,037	14,628	15,130
Expenses:
Operating	1,978	2,181	6,034	6,136
General and administrative	74	145	263	463
Depreciation	1,314	1,262	3,915	3,708
Interest	1,709	1,731	5,191	5,212
Property taxes	348	395	1,079	1,152
Total expenses	5,423	5,714	16,482	16,671

Loss before income taxes, discontinued
operations, casualty loss,
distributions in excess of
and equity in loss from
investment	(589)	(677)	(1,854)	(1,541)
Income tax (expense) benefit (Note F):
Current	(5)	(25)	(14)	(77)
Deferred	15	--	67	30
Casualty loss (Note E)	--	(14)	--	(14)
Distributions in excess of investment
(Note C)	--	33	454	33
Equity in loss from investment (Note C)	(19)	(3)	(52)	(11)
Loss before discontinued operations	(598)	(686)	(1,399)	(1,580)
Loss from sale of discontinued
operations (Note G)	(27)	--	(27)	--
Loss from discontinued operations
(Notes A and G)	(713)	(2,743)	(3,642)	(3,306)
Net loss	$(1,338)	$(3,429)	$(5,068)	$(4,886)

Net loss allocated to general partner	$ (13)	$ (34)	$ (51)	$ (49)
Net loss allocated to limited partners	--	--	--	(1,095)
(Series A) (Note A)	(592)	(594)	(1,384)	(690)
(Series B) (Note A)	(354)	(2,722)	(1,829)	(2,934)
(Series C) (Note A)	(379)	(79)	(1,804)	(118)
	$(1,338)	$(3,429)	$(5,068)	$(4,886)

Per limited partnership unit:
Loss before discontinued operations	$ --	$ --	$ --	$ (5.79)
(Series A) (Note A)	(2.98)	(3.44)	(6.95)	(4.24)
(Series B) (Note A)	--	--	--	--
(Series C) (Note A)	--	--	--	--
Income from discontinued operations	--	--	--	0.30
Income from discontinued operations
(Series A)	--	0.45	--	0.77
Loss from discontinued operations(Series B)	(1.78)	(13.67)	(9.19)	(14.74)
Loss from discontinued operations(Series C)	(1.90)	(0.40)	(9.06)	(0.60)
Net loss	$ (6.66)	$(17.06)	$(25.20)	$(24.30)
Distribution per limited partnership unit:
Series A	$ 2.16	$ --	$ 20.57	$ 3.77
Series B	26.32	--	26.32	--
Series C	6.04	--	6.04	--
	$ 34.52	$ --	$ 52.93	$ 3.77

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

			Limited	Limited	Limited
	Limited		Partners	Partners	Partners	Subtotal

Partnership

Units

General

Partner

(Series A)

				(Series B)	(Series C)	Limited Partners	Total

Partners’ capital
(deficiency)
at December
31, 2008	199,041.2	$ 171	$(23,852)	$(20,558)	$(3,072)	$(47,482)	$(47,311)

Distributions
to partners	--	--	(4,095)	(5,238)	(1,202)	(10,535)	(10,535)

Net loss for the nine
months
ended
September
30, 2009	--	(51)	(1,384)	(1,829)	(1,804)	(5,017)	(5,068)

Partners’ capital
(deficiency)
at September
30, 2009	199,041.2	$ 120	$(29,331)	$(27,625)	$(6,078)	$(63,034)	$(62,914)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (5,068)	$ (4,886)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	5,472	5,800
Amortization of loan costs, lease commissions and
mortgage premiums	39	26
Equity in loss from investment	52	11
Impairment loss	2,100	2,400
Write off of redevelopment costs	232	--
Loss from sale of discontinued operations	27	--
Gain on early extinguishment of debt	(26)	--
Casualty loss	--	27
Casualty gain	(11)	--
Distributions in excess of investment	(454)	(33)
Change in accounts:
Receivables and deposits	234	(46)
Deferred tax asset	(67)	(30)
Other assets	(242)	(550)
Accounts payable	(193)	38
Tenant security deposit liabilities	(157)	81
Accrued property taxes	350	788
Other liabilities	(346)	67
Due to affiliates	(87)	56
Net cash provided by operating activities	1,855	3,749
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	19,297	--
Property improvements and replacements	(3,401)	(3,348)
Distributions from affiliated partnerships	474	33
Insurance proceeds received	33	--
Net cash provided by (used in) investing
activities	16,403	(3,315)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,556)	(1,613)
Repayment of mortgage notes payable	(10,311)	--
Prepayment penalties	(25)	--
Loan costs paid	--	(15)
Lease commissions paid	(1)	(74)
Distributions to partners	(10,535)	(750)
Advances from affiliate	2,383	35
Repayment of advances from affiliate	(2,508)	--
Net cash used in financing activities	(22,553)	(2,417)
Net decrease in cash and cash equivalents	(4,295)	(1,983)
Cash and cash equivalents at beginning of period	4,777	2,961
Cash and cash equivalents at end of period	$ 482	$ 978
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 5,791	$ 6,079
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 104	$ 160

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $664,000 and $489,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As used herein, the term “Partnership” or “Registrant” refers to Consolidated Capital Institutional Properties, a California limited partnership, for all periods prior to April 25, 2008, and Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, for all periods from and after April 25, 2008.  The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Palm Lake Apartments, The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during December 2008, August 2009 and September 2009, respectively. In addition, the accompanying consolidated balance sheet has been restated to reflect the assets and liabilities of The Dunes Apartments and The Knolls Apartments as held for sale as of December 31, 2008. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of The Loft Apartments, which was classified as held for sale during 2008 and was sold during December 2008, as loss from discontinued operations. Included in loss from discontinued operations for the three and nine months ended September 30, 2009 are operations of The Dunes Apartments and The Knolls Apartments.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,796)	$ 11	$ 20	$ (900)	$(1,999)
The Dunes
Apartments	1,014	(1,463)	--	6	(1,200)	(1,643)
	$ 2,680	$(4,259)	$ 11	$ 26	$(2,100)	$(3,642)

	Nine Months Ended September 30, 2008
					(Loss) Income
					from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Loss	Loss	Operations

The Knolls
Apartments	$ 1,693	$(2,664)	$ --	$(2,400)	$(3,371)
The Dunes
Apartments	1,204	(1,341)	(13)	--	(150)
Palm Lake
Apartments	1,084	(1,187)	--	--	(103)
The Loft
Apartments	1,236	(918)	--	--	318

	$ 5,217	$(6,110)	$ (13)	$(2,400)	$(3,306)

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

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary held a 100% ownership interest in The Knolls Apartments. The Knolls Apartments was sold September 21, 2009.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary held a 100% ownership interest in The Dunes Apartments. The Dunes Apartments was sold August 17, 2009.

Reclassifications: Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Segment Reporting: FASB ASC Topic 280-10 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. (See "Note D" for detailed disclosure of the Partnership's segments.)

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $863,000 and $995,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $642,000 and $588,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in general and administrative expenses, loss from discontinued operations, loss from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in loss from sale of discontinued operations, investment properties and assets held for sale for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $269,000 and $234,000, respectively. At September 30, 2009 and December 31, 2008, approximately $14,000 and $100,000, respectively of these expenses are outstanding and included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $35,000 to fund operations at The Knolls Apartments. Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at September 30, 2009) and interest expense was approximately $29,000 and less than $1,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,538,000 from operations and proceeds from the sales of The Dunes Apartments and The Knolls Apartments. There were no such payments made during the nine months ended September 30, 2008.  At December 31, 2008, the amount of the outstanding advances and accrued interest was approximately $126,000 and is included in due to affiliates. At September 30, 2009, there were no outstanding advances or accrued interest payable to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $425,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $577,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	September 30,	December 31,
Partnership	Type of Ownership	Percentage	2009	2008
			(in thousands)
Consolidated Capital Growth	Special Limited
Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	--	3
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	494	563
			$ 494	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the nine months ended September 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the nine months ended September 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations as its investment balance had been reduced to zero. During the three and nine months ended September 30, 2008, the Partnership received approximately $33,000 of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. During the three and nine months ended September 30, 2008, the Partnership recognized approximately $3,000 and $11,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. The Partnership recognized approximately $19,000 and $52,000 in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships during the three and nine months ended September 30, 2009, respectively.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of two apartment complexes in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years. Included in the Partnership’s residential properties segment as discontinued operations are two and four apartment complexes for 2009 and 2008, respectively.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit and loss before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Factors management used to identify the Partnership's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three and nine months ended September 30, 2009 and 2008 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
September 30, 2009
	Residential	Commercial	Other	Totals
Rental income	$ 3,955	$ 452	$ --	$ 4,407
Other income	372	55	--	427
Loss from discontinued operations	(552)	--	(161)	(713)
Loss from sale of discontinued
operations	(27)	--	--	(27)
Equity in loss from investment	--	--	(19)	(19)
Interest expense	1,534	172	3	1,709
Depreciation	1,245	69	--	1,314
General and administrative
expenses	--	--	74	74
Current income tax expense	5	--	--	5
Deferred income tax benefit	(15)	--	--	(15)
Segment loss	(1,070)	(11)	(257)	(1,338)

For the nine months ended
September 30, 2009

	Residential	Commercial	Other	Totals
Rental income	$11,935	$ 1,373	$ --	$13,308
Other income	1,169	153	(2)	1,320
Loss from discontinued operations	(3,303)	--	(339)	(3,642)
Loss from sale of discontinued
operations	(27)	--	--	(27)
Distributions in excess of
investment	--	--	454	454
Equity in loss from investment	--	--	(52)	(52)
Interest expense	4,630	516	45	5,191
Depreciation	3,714	201	--	3,915
General and administrative
expenses	--	--	263	263
Current income tax expense	14	--	--	14
Deferred income tax benefit	(67)	--	--	(67)
Segment loss	(4,792)	(29)	(247)	(5,068)
Total assets	51,004	1,862	516	53,382
Capital expenditures for
investment properties	2,401	440	--	2,841

For the three months ended
September 30, 2008
	Residential	Commercial	Other	Totals

Rental income	$ 4,160	$ 427	$ --	$ 4,587
Other income	347	103	--	450
Casualty loss	(14)	--	--	(14)
Loss from discontinued operations	(2,705)	--	(38)	(2,743)
Distributions in excess of
investment	--	--	33	33
Equity in loss from investment	--	--	(3)	(3)
Interest expense	1,553	175	3	1,731
Depreciation	1,195	67	--	1,262
General and administrative
expenses	--	--	145	145
Current income tax expense	25	--	--	25
Segment loss	(3,224)	(49)	(156)	(3,429)

For the nine months ended
September 30, 2008

	Residential	Commercial	Other	Totals

Rental income	$12,576	$ 1,200	$ --	$13,776
Other income	1,092	215	47	1,354
Casualty loss	(14)	--	--	(14)
Loss from discontinued operations	(3,249)	--	(57)	(3,306)
Distributions in excess of
investment	--	--	33	33
Equity in loss from investment	--	--	(11)	(11)
Interest expense	4,681	523	8	5,212
Depreciation	3,548	160	--	3,708
General and administrative
expenses	--	--	463	463
Current income tax expense	77	--	--	77
Deferred income tax benefit	(30)	--	--	(30)
Segment loss	(4,224)	(203)	(459)	(4,886)
Total assets	85,357	1,597	640	87,594
Capital expenditures for
investment properties	2,531	488	--	3,019

Note E – Casualty Events

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the nine months ended September 30, 2009.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $40,000, including estimated clean up costs of approximately $20,000. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $13,000 as a result of the write off of undepreciated damaged assets. The casualty loss and clean up costs are included in loss from discontinued operations for the three and nine months ended September 30, 2008.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $55,000, including estimated clean up costs of approximately $28,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $14,000 as a result of the write off of undepreciated damaged assets.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $8,000, which were estimated clean up costs and were included in operating expenses during the three and nine months ended September 30, 2008.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $458,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $15,000 and $67,000 was recognized during the three and nine months ended September 30, 2009, respectively, compared to a benefit of approximately $30,000 which was recognized during the nine months ended September 30, 2008. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $5,000 and $14,000 during the three and nine months ended September 30, 2009, respectively, compared to approximately $25,000 and $77,000 during the three and nine months ended September 30, 2008, respectively.

Note G - Sale of Investment Properties

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $152,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the three and nine months ended September 30, 2009. Also included in loss from discontinued operations for the nine months ended September 30 2009 and 2008 are impairment losses of approximately $900,000 and $2,400,000, respectively, which were recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $179,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. The gain on the early extinguishment of debt is included in loss from discontinued operations for the three and nine months ended September 30, 2009. Also included in loss from discontinued operations for the nine months ended September 30, 2009 is an impairment loss of approximately $1,200,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

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

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,796)	$ 11	$ 20	$ (900)	$(1,999)
The Dunes
Apartments	1,014	(1,463)	--	6	(1,200)	(1,643)
	$ 2,680	$(4,259)	$ 11	$ 26	$(2,100)	$(3,642)

	Nine Months Ended September 30, 2008
					(Loss) Income
					from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Loss	Loss	Operations

The Knolls
Apartments	$ 1,693	$(2,664)	$ --	$(2,400)	$(3,371)
The Dunes
Apartments	1,204	(1,341)	(13)	--	(150)
Palm Lake
Apartments	1,084	(1,187)	--	--	(103)
The Loft
Apartments	1,236	(918)	--	--	318

	$ 5,217	$(6,110)	$ (13)	$(2,400)	$(3,306)

Note H – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note I - Investment Property

During the nine months ended September 30, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of September 30, 2009.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of three properties.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

The Sterling Apartment Homes (1)	93%	97%
The Sterling Commerce Center	81%	80%
Philadelphia, Pennsylvania
Plantation Gardens Apartments	95%	96%
Plantation, Florida
Regency Oaks Apartments	91%	93%
Fern Park, Florida

(1)      The General Partner attributes the decrease in occupancy at The Sterling Apartment Homes to the soft rental market in the local area.

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

Results of Operations

The Partnership recognized net losses of approximately $1,338,000 and $5,068,000 for the three and nine months ended September 30, 2009, respectively, compared to net losses of approximately $3,429,000 and $4,886,000 for the three and nine months ended September 30, 2008, respectively. The consolidated statements of operations included in “Item 1. Financial Statements” for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Palm Lake Apartments, The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during December 2008, August 2009 and September 2009, respectively. The consolidated statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of The Loft Apartments, which was classified as held for sale during 2008 and was sold during December 2008, as loss from discontinued operations. Included in loss from discontinued operations for the three and nine months ended September 30, 2009 are operations of The Dunes Apartments and The Knolls Apartments.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,796)	$ 11	$ 20	$ (900)	$(1,999)
The Dunes
Apartments	1,014	(1,463)	--	6	(1,200)	(1,643)
	$ 2,680	$(4,259)	$ 11	$ 26	$(2,100)	$(3,642)

	Nine Months Ended September 30, 2008
					(Loss) Income
					from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Loss	Loss	Operations

The Knolls
Apartments	$ 1,693	$(2,664)	$ --	$(2,400)	$(3,371)
The Dunes
Apartments	1,204	(1,341)	(13)	--	(150)
Palm Lake
Apartments	1,084	(1,187)	--	--	(103)
The Loft
Apartments	1,236	(918)	--	--	318

	$ 5,217	$(6,110)	$ (13)	$(2,400)	$(3,306)

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $152,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the three and nine months ended September 30, 2009. Also included in loss from discontinued operations for the nine months ended September 30, 2009 and 2008 are impairment losses of approximately $900,000 and $2,400,000, respectively, which were recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $179,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. The gain on the early extinguishment of debt is included in loss from discontinued operations for the three and nine months ended September 30, 2009. Also included in loss from discontinued operations for the nine months ended September 30, 2009 is an impairment loss of approximately $1,200,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

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

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the nine months ended September 30, 2009.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $40,000, including estimated clean up costs of approximately $20,000. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $13,000 as a result of the write off of undepreciated damaged assets. The casualty loss and clean up costs are included in loss from discontinued operations for the three and nine months ended September 30, 2008.

The Partnership recognized loss before discontinued operations of approximately $598,000 and $1,399,000 for the three and nine months ended September 30, 2009, respectively, compared to loss before discontinued operations of approximately $686,000 and $1,580,000 for the three and nine months ended September 30, 2008, respectively. The decrease in loss before discontinued operations for both the three and nine months ended September 30, 2009 is due to decreases in total expenses, current income tax expense and casualty loss and an increase in deferred income tax benefit, partially offset by a decrease in total revenues and an increase in equity in loss from investment. The decrease in loss before discontinued operations for the three months ended September 30, 2009 is also partially offset by a decrease in distributions received in excess of investments. The decrease in loss before discontinued operations for the nine months ended September 30, 2009, is also due to an increase in distributions received in excess of investment.

The decrease in total expenses for both the three and nine months ended September 30, 2009 is due to decreases in operating expenses, general and administrative expenses and property tax expenses, partially offset by an increase in depreciation expense.  Interest expense remained relatively constant for the comparable periods. The decrease in operating expenses for both periods is primarily due to decreases in security service costs at The Sterling Apartment Homes and Commerce Center, repair costs associated with water damage from multiple broken pipes and storm damages at The Regency Oaks Apartments and Plantation Gardens Apartments, and cleaning and architect fees at The Sterling Commerce Center, partially offset by increases in salaries and related benefits at The Sterling Apartment Homes. The decrease in operating expenses for the nine month period is also partially offset by the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of September 30, 2009. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment properties. The decrease in property tax expense for both periods is primarily due a decrease in the assessed property values at Regency Oaks Apartments and Plantation Gardens Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2009 primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both the three and nine months ended September 30, 2009, is primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased for both periods due to decreases in average rental rates at the three residential properties and commercial property and a decrease in occupancy primarily at the Sterling Apartment Homes.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $458,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. Accordingly, an additional benefit of approximately $15,000 and $67,000 was recognized during the three and nine months ended September 30, 2009, respectively, compared to a benefit of approximately $30,000 which was recognized during the nine months ended September 30, 2008. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $5,000 and $14,000 during the three and nine months ended September 30, 2009, respectively, compared to approximately $25,000 and $77,000 during the three and nine months ended September 30, 2008, respectively.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $55,000, including estimated clean up costs of approximately $28,000, which were included in operating expenses during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008 the Partnership recognized a casualty loss of approximately $14,000 as a result of the write off of undepreciated damaged assets.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $8,000, which were estimated clean up costs and were included in operating expenses during the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008, the Partnership recognized approximately $3,000 and $11,000, respectively, in equity in loss from investments related to its allocated share of the loss from one of the affiliated partnerships. The Partnership recognized approximately $19,000 and $52,000 in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships during the three and nine months ended September 30, 2009, respectively. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the nine months ended September 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the nine months ended September 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. During the three and nine months ended September 30, 2008, the Partnership received approximately $33,000 of distributions from refinance proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero.

Liquidity and Capital Resources

At September 30, 2009 the Partnership had cash and cash equivalents of approximately $482,000, compared to approximately $4,777,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $4,295,000, from December 31, 2008, due to approximately $22,553,000 of cash used in financing activities, partially offset by approximately $1,855,000 and $16,403,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage notes payable as a result of the sales of The Dunes Apartments and The Knolls Apartments, prepayment penalties paid, lease commissions paid, distributions to partners and repayment of advances from affiliate, partially offset by advances received from affiliate. Cash provided by investing activities consisted of proceeds from the sales of The Dunes Apartments and The Knolls Apartments, distributions received from affiliated partnerships and insurance proceeds received, partially offset by property improvements and replacements.

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

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2009, the Partnership completed approximately $876,000 of capital improvements at the property consisting primarily of tenant improvements, heating upgrades, structural improvements, fire safety upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $727,000 of capital improvements at the property consisting primarily of elevator upgrades, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. During the nine months ended September 30, 2009 the Partnership wrote off approximately $232,000 of capitalized costs incurred in a prior year related to a potential redevelopment project, which is no longer being considered as of September 30, 2009. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $425,000 of capital improvements at the property consisting primarily of roof replacement, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $183,000 of capital improvements at the property consisting primarily of exterior door and floor covering replacements and reconstruction related to damages to the property caused by a water main break in the parking area. These improvements were funded from operating cash flow and insurance proceeds. The property was sold to a third party on September 21, 2009.

The Dunes Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $630,000 of capital improvements at the property consisting primarily of interior and exterior doors, fire safety upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates. The property was sold to a third party on August 17, 2009.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $113,583,000 requires monthly payments of principal and interest and balloon payments of approximately $97,297,000 during 2017.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Surplus Funds (1)	$ 4,095	$20.57	$ --	$ --
Surplus Funds (2)	--	--	750	3.77
Sales Proceeds (3)	5,238	26.32	--	--
Sales Proceeds (4)	1,202	6.04	--	--
Total	$10,535	$52.93	$ 750	$ 3.77

(1)   Distribution to Series A limited partners consists of the release of funds previously reserved from the November 2007 refinance of The Sterling Apartment Homes.

(2)   Distribution to limited partners consists of the release of funds previously reserved from the November 2007 refinance of The Sterling Apartment Homes.

(3)   Distribution to Series B limited partners consists of sale proceeds from the sale of The Knolls Apartments on September 21, 2009.

(4)   Distribution to Series C limited partners consists of sale proceeds from the sale of The Dunes Apartments on August 17, 2009.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.69% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.69% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

The Partnership leases certain commercial space to tenants under various lease terms.  The leases are accounted for as operating leases in accordance with FASB ASC Topic 840.  Some of the leases contain stated rental increases during their term.  For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the leases.  For all other leases, minimum rents are recognized over the terms of the leases.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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