Form 10-K
period 2009-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2010-04-09
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business.

General

Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,300.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

On April 30, 2008, the General Partner amended the Partnership Agreement to establish, and convert existing limited partnership interests into, different designated series of limited partnership interests that have separate rights with respect to specified partnership property. Effective as of the close of business on April 30, 2008 (the “Establishment Date”), each then outstanding Unit of limited partnership interest in the Partnership was converted into one Series A Unit, one Series B Unit and one Series C Unit. Except as described below, the Series A Units, Series B Units and Series C Units entitled the holders thereof to the same rights as the holders of Units of limited partnership interests had prior to the Establishment Date.

Holders of the Series A Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Subsidiary and Series C Subsidiary (as defined below).

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary held a 100% ownership interest in The Knolls Apartments. The Knolls Apartments was sold on September 21, 2009. As of December 31, 2009, the Partnership has completed winding up of the affairs of this series and accordingly has terminated the Series B Subsidiary in accordance with the Partnership Agreement.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary held a 100% ownership interest in The Dunes Apartments. The Dunes Apartments was sold on August 17, 2009. As of December 31, 2009, the Partnership has completed winding up of the affairs of this series and accordingly has terminated the Series C Subsidiary in accordance with the Partnership Agreement.

Upon termination of the Series B Subsidiary and the Series C Subsidiary in December 2009 an adjustment was made to limited partners capital balances that were transferred effective April 30, 2008 to reflect the appropriate ending balances at December 31, 2009. The adjustment had no effect on the combined total of Limited Partner capital balances.

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

The Partnership advanced a total of approximately $180,500,000 under the Master Loan (as defined in "Status of the Master Loan"), which was secured by 18 apartment complexes and 4 office complexes.  In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The Partnership sold two of its investment properties during 2004, one during 2006, two properties during 2008 and two properties during 2009.

At December 31, 2009, the Partnership owned two apartment properties in Florida and one multiple-use complex in Pennsylvania.  See “Item 2. Properties” below.

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

Item 2.     Properties.

The following table sets forth the Partnership's investment in real estate as of December 31, 2009:

Date of
Property	Acquisition	Type of Ownership	Use

The Sterling Apartment Homes	12/01/95	Fee ownership, subject	Apartment
and Commerce Center		to a first mortgage (1)	536 units
Philadelphia, PA			Commercial
137,068 sq ft

Plantation Gardens Apartments	11/10/03	Fee ownership, subject	Apartment
Plantation, FL		to a first mortgage	372 units

Regency Oaks Apartments	11/10/03	Fee ownership, subject	Apartment
Fern Park, FL		to a first mortgage	343 units

(1)   Property is held by a limited partnership in which the Partnership ultimately owns a 100% interest.

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the years ended December 31, 2009 and 2008 are impairment losses of approximately $900,000 and $3,000,000, respectively, which were recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. The gain on the early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the year ended December 31, 2009 is an impairment loss of approximately $1,200,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 during the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000 during the year ended December 31, 2008 as a result of the write off of unamortized loan costs and a prepayment penalty. This amount is included in loss from discontinued operations.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000 during the year ended December 31, 2008 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. This amount is included in loss from discontinued operations.

Schedule of Properties:

Set forth below for each of the Partnership's investment properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis at December 31, 2009.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)
The Sterling
Apartment Homes
and Commerce
Center	$52,416	$33,375	5-30 yrs	S/L	$26,301
Plantation
Gardens Apartments	23,729	4,102	5-30 yrs	S/L	19,143
Regency Oaks
Apartments	14,252	4,262	5-30 yrs	S/L	10,293
	$ 90,397	$41,739			$55,737

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the mortgages encumbering the Partnership's properties at December 31, 2009.

	Principal Balance At December 31,				Principal
					Balance
		Interest	Period	Maturity	Due At
Property	2009	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
The Sterling Apartment
Homes and Commerce
Center	$ 77,915	5.84%	360 months	12/01/17	$ 66,807
Plantation Gardens
Apartments	24,141	6.08%	360 months	10/01/17	20,855
Regency Oaks Apartments	11,133	6.16%	360 months	10/01/17	9,635
	$113,189				$ 97,297

(1)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these mortgages and other specific details about the mortgages.

(2)   Fixed rate mortgages.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property are as follows:

	Average Annual		Average
	Rental Rates		Occupancy
Property	2009	2008	2009	2008
The Sterling Apartment Homes (1)	$19,172/unit	$19,530/unit	94%	97%
The Sterling Commerce Center	16.39/s.f.	16.94/s.f.	81%	82%
Plantation Gardens Apartments	11,056/unit	11,474/unit	95%	95%
Regency Oaks Apartments	7,904/unit	8,693/unit	91%	91%

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

While the Partnership termination date is December 31, 2011, the following is a schedule of the lease expirations of the commercial space for The Sterling Commerce Center for the years beginning 2010 through the maturities of the current leases.

	Number of			% of Gross
	Expirations	Square Feet	Annual Rent	Annual Rent

2010	7	27,492	$480,148	28.72%
2011	4	14,142	360,804	21.58%
2012	2	2,040	40,337	2.41%
2013	3	32,090	317,278	18.97%
2014	3	7,558	67,928	4.06%
2015	1	3,456	52,995	3.17%
2016	--	--	--	--
2017	1	3,766	149,800	8.96%
2018	2	8,641	163,907	9.80%
2019	1	1,414	38,992	2.33%

Two commercial tenants, The Deveraux Foundation and Central Parking Systems, lease 13.6% and 19.5%, respectively, of available rental space. No other commercial tenant leases 10% or more of the available space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2009 for each property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
The Sterling Apartment Homes and
Commerce Center	$871	8.92%
Plantation Gardens Apartments	358	1.95%
Regency Oaks Apartments	169	1.79%

Capital Improvements:

The Sterling Apartment Homes and Commerce Center

During the year ended December 31, 2009, the Partnership completed approximately $1,025,000 of capital improvements at the property consisting primarily of tenant improvements, heating upgrades, structural improvements, fire safety upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the year ended December 31, 2009, the Partnership completed approximately $981,000 of capital improvements at the property consisting primarily of elevator upgrades, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. During the year ended December 31, 2009 the Partnership wrote off approximately $232,000 of capitalized costs incurred in a prior year related to a potential redevelopment project, which is no longer being considered as of December 31, 2009. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the year ended December 31, 2009, the Partnership completed approximately $548,000 of capital improvements at the property consisting primarily of roof replacement, air conditioning unit replacements, kitchen and bath upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Knolls Apartments

During the year ended December 31, 2009, the Partnership completed approximately $182,000 of capital improvements at the property, consisting primarily of exterior door and floor covering replacements and reconstruction related to damages to the property caused by a water main break in the parking area. These improvements were funded from operating cash flow and insurance proceeds. The property was sold to a third party on September 21, 2009.

The Dunes Apartments

During the year ended December 31, 2009, the Partnership completed approximately $630,000 of capital improvements at the property consisting primarily of interior and exterior doors, fire safety upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from affiliates. The property was sold to a third party on August 17, 2009.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Partnership, a publicly-held limited partnership, offered and sold 200,342 limited partnership units (the "Units") aggregating $200,342,000.  The Partnership currently has 7,048 holders of record owning an aggregate of 199,030.2 Units.  Affiliates of the General Partner owned 152,648.05 Units or 76.70% at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Surplus Funds (1)	$ 4,095	$ 20.57	$ 3,475	$ 17.46
Surplus Funds (2)	--	--	750	3.77
Sales Proceeds (3)	5,321	26.73	--	--
Sales Proceeds (4)	1,391	6.99	--	--
total	$10,807	$ 54.29	$ 4,225	$ 21.23

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

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2010 or subsequent periods. See “Item 2. Properties – Capital Improvements" for information relating to planned capital improvement expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.70% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $5,738,000 for the year ended December 31, 2009 compared to net income of approximately $481,000 for the year ended December 31, 2008. The consolidated statements of operations for the years ended December 31, 2009 and 2008 reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively. The consolidated statement of operations for the year ended December 31, 2008 also reflects the operations of The Loft Apartments and Palm Lake Apartments, which both sold in December 2008, as loss from discontinued operations.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,759)	$ 11	$ 20	$ (900)	$(1,962)
The Dunes
Apartments	1,014	(1,463)	7	6	(1,200)	(1,636)
	$ 2,680	$(4,222)	$ 18	$ 26	$(2,100)	$(3,598)

	Year ended December 31, 2008
				Loss on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Loss	of Debt	Loss	Operations

The Knolls
Apartments	$ 2,261	$(3,543)	$ --	$ --	$(3,000)	$(4,282)
The Dunes
Apartments	1,601	(1,749)	(84)	--	--	(232)
Palm Lake
Apartments	1,367	(1,587)	--	(77)	--	(297)
The Loft
Apartments	1,638	(1,213)	--	(623)	--	(198)

	$ 6,867	$(8,092)	$ (84)	$ (700)	$(3,000)	$(5,009)

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the years ended December 31 2009 and 2008 are impairment losses of approximately $900,000 and $3,000,000, respectively, which were recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. The gain on the early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the year ended December 31, 2009 is an impairment loss of approximately $1,200,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 during the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000 during the year ended December 31, 2008 as a result of the write off of unamortized loan costs and a prepayment penalty.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000 during the year ended December 31, 2008 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium.

The Partnership recognized losses before discontinued operations of approximately $2,087,000 and $2,221,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in loss before discontinued operations is due to a decrease in total expenses and increases in distributions received in excess of investment, casualty gain and deferred income tax benefit, partially offset by a decrease in total revenues and an increase in current income tax expense.

The decrease in total expenses for the year ended December 31, 2009 is primarilydue to decreases in operating and general and administrative expenses, partially offset by an increase in depreciation expense.  Interest and property tax expenses remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to decreases in security service costs at The Sterling Apartment Homes and Commerce Center, repair costs associated with water damage from multiple broken pipes and storm damages at The Regency Oaks Apartments and Plantation Gardens Apartments, and cleaning and architect fees at The Sterling Commerce Center, partially offset by increases in salaries and related benefits at The Sterling Apartment Homes and the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments which is no longer being considered as of December 31, 2009. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment properties.

General and administrative expenses decreased primarilydue to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in average rental rates at the three residential properties and the commercial property and a decrease in occupancy at the Sterling Apartment Homes. The increase in other income is due to an increase in tenant utility reimbursements at The Sterling Apartment Homes as tenants are now reimbursing the property for water and heating costs, partially offset by a decrease in interest income due to lower cash balances.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $481,000 as of December 31, 2009.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $90,000 was recognized during the year ended December 31, 2009, compared to a benefit of approximately $30,000 which was recognized during the year ended December 31, 2008. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $26,000 during the year ended December 31, 2009, compared to approximately $10,000 during the year ended December 31, 2008.

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000 as the damaged assets were fully depreciated.

In January 2009, The Dunes Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000 as the damaged assets were fully depreciated. This casualty gain is included in loss from discontinued operations.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the year ended December 31, 2009.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $133,000, including clean up costs of approximately $7,000. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $84,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received. The casualty loss and clean up costs are included in loss from discontinued operations for the year ended December 31, 2008.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $73,000, including clean up costs of approximately $9,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $34,000, including clean up costs of approximately $8,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $18,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received.

During the years ended December 31, 2009 and 2008, the Partnership recognized approximately $66,000 and $61,000, respectively, in equity in loss from investments related to its allocated share of the loss from two of its investments in affiliated partnerships. These investments are accounted for using the equity method of accounting. During the year ended December 31, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction of the investment balance. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations. During the years ended December 31, 2009 and 2008, the Partnership received approximately $461,000 and $33,000, respectively, of distributions from sale proceeds and refinance proceeds, respectively, from one of its affiliated partnerships, Consolidated Capital Growth Fund, which were recognized as income as that investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated.

Liquidity and Capital Resources

At December 31, 2009 the Partnership had cash and cash equivalents of approximately $302,000, compared to approximately $4,777,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $4,475,000, from December 31, 2008, due to approximately $23,091,000 of cash used in financing activities, partially offset by approximately $2,625,000 and $15,991,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties, repayment of the mortgage notes payable as a result of the sales of The Dunes Apartments and The Knolls Apartments, prepayment penalties paid, lease commissions paid, distributions to partners and repayment of advances from affiliate, partially offset by advances received from affiliate. Cash provided by investing activities consisted of proceeds from the sales of The Dunes Apartments and The Knolls Apartments, distributions received from affiliated partnerships and insurance proceeds received, partially offset by property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvements needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s properties of approximately $113,189,000 requires monthly payments of principal and interest and balloon payments of approximately $97,297,000 during 2017. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Surplus Funds (1)	$ 4,095	$ 20.57	$ 3,475	$ 17.46
Surplus Funds (2)	--	--	750	3.77
Sales Proceeds (3)	5,321	26.73	--	--
Sales Proceeds (4)	1,391	6.99	--	--
total	$10,807	$ 54.29	$ 4,225	$ 21.23

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

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the “Units”) in the Partnership representing 76.70% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable, and the investment properties foreclosed upon were recorded at fair market value at the time of the foreclosures. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

The Partnership leases certain commercial space to tenants under various lease terms.  The leases are accounted for as operating leases in accordance with FASB ASC Topic 840, “Leases”.  Some of the leases contain stated rental increases during their term.  For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the Partnership or the lease, whichever is less.  For all other leases, minimum rents are recognized over the terms of the Partnership or the lease, whichever is less.

Item 8.     Financial Statements and Supplementary Data.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2009 and 2008

      Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties, LP

We have audited the accompanying consolidated balance sheets of Consolidated Capital Institutional Properties, LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Institutional Properties, LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

April 9, 2010

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 302	$ 4,777
Receivables and deposits	547	709
Deferred tax asset (Note B)	481	391
Other assets	1,380	1,755
Investment in affiliated partnerships (Note H)	480	566
Investment properties (Notes C and E):
Land	8,637	8,637
Buildings and related personal property	81,760	79,438
	90,397	88,075
Less accumulated depreciation	(41,739)	(36,501)
	48,658	51,574
Assets held for sale (Note A)	--	22,247
	$ 51,848	$ 82,019
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 379	$ 1,128
Tenant security deposit liabilities	737	799
Other liabilities	1,270	1,335
Due to affiliates (Note D)	129	226
Mortgage notes payable (Note C)	113,189	114,731
Liabilities related to assets held for sale
(Note A)	--	11,111
	115,704	129,330
Partners' Capital (Deficiency)
General partner	114	171
Limited partners (199,030.2 units issued and
outstanding)	(63,970)	(47,482)
	(63,856)	(47,311)
	$ 51,848	$ 82,019

See Accompanying Notes to Consolidated Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$17,590	$18,353
Other income	1,848	1,759
Total revenues	19,438	20,112
Expenses:
Operating	8,002	8,251
General and administrative	350	627
Depreciation	5,238	4,986
Interest	6,962	6,936
Property taxes	1,439	1,464
Total expenses	21,991	22,264

Loss before income taxes, discontinued operations,
casualty gain (loss), distributions in excess of
investment and equity in loss from investment	(2,553)	(2,152)
Income tax (expense) benefit (Note B):
Current	(26)	(10)
Deferred	90	30
Casualty gain (loss) (Note I)	7	(61)
Distributions in excess of investment (Note H)	461	33
Equity in loss from investment (Note H)	(66)	(61)
Loss before discontinued operations	(2,087)	(2,221)
Loss from discontinued operations (Notes A and F)	(3,598)	(5,009)
(Loss) gain from sale of discontinued operations
(Note F)	(53)	7,711
Net (loss) income (Note B)	$(5,738)	$ 481

Net (loss) income allocated to general partner	$ (57)	$ 5
Net (loss) income allocated to limited partners	--	(1,095)
(Series A) (Note A)	(2,066)	5,608
(Series B) (Note A)	(1,811)	(3,836)
(Series C) (Note A)	(1,804)	(201)
	$(5,738)	$ 481

Per limited partnership unit:
Loss before discontinued operations	$ --	$ (3.63)
(Series A) (Note A)	(10.38)	(7.42)
Loss from discontinued operations	--	(1.86)
Loss from discontinued operations (Series A)	--	(2.76)
Loss from discontinued operations (Series B)	(9.10)	(19.27)
Loss from discontinued operations (Series C)	(9.06)	(1.02)
Gain on sale of discontinued operations (Series A)	--	38.35
Net (loss) income	$(28.54)	$ 2.39

Distribution per limited partnership unit:
Series A	$ 20.57	$ 21.23
Series B	26.73	--
Series C	6.99	--
	$ 54.29	$ 21.23

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	Limited			Limited	Limited	Limited	Subtotal
	Partnership	General	Limited	Partners	Partners	Partners	Limited

Units

Partner

Partners

(Series A)

					(Series B)	(Series C)	Partners	Total

Partners’ capital
(deficiency) at December
31, 2007	199,041.2	$ 166	$(43,733)	$ --	$ --	$ --	$(43,733)	$(43,567)

Distribution
to partners	--	--	(750)	--	--	--	(750)	(750)

Net loss for the period
January 1, 2008 through
April 30, 2008	--	(11)	(1,095)	--	--	--	(1,095)	(1,106)

Partners’ capital
(deficiency) at April 30,
2008	199,041.2	155	(45,578)	--	--	--	(45,578)	(45,423)

Transfer of interest
(Note A)	--	--	45,578	(25,985)	(16,722)	(2,871)	--	--

Distribution
to partners	--	--	--	(3,475)	--	--	(3,475)	(3,475)

Net income (loss) for the period
May 1, 2008 through
December 31, 2008	--	16	--	5,608	(3,836)	(201)	1,571	1,587

Partners’ capital
(deficiency) at December
31, 2008	199,041.2	171	--	(23,852)	(20,558)	(3,072)	(47,482)	(47,311)

Distributions
to partners	--	--	--	(4,095)	(5,321)	(1,391)	(10,807)	(10,807)

Abandonment of limited
partnership units
(Note A)	(11.0)	--	--	--	--	--	--	--

Net loss for the year ended
December 31, 2009	--	(57)	--	(2,066)	(1,811)	(1,804)	(5,681)	(5,738)

Transfer of interest
(Note A)	--	--	--	(33,957)	27,690	6,267	--	--

Partners’ capital
(deficiency)
at December 31, 2009	199,030.2	$ 114	$ --	$(63,970)	$ --	$ --	$(63,970)	$(63,856)

See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (5,738)	$ 481
Adjustments to reconcile net (loss) income
to net cash provided by operating activities:
Depreciation	6,795	7,761
Amortization of loan costs, lease commissions and mortgage premiums	144	36
Equity in loss from investment	66	61
Impairment loss	2,100	3,000
Write off of redevelopment costs	232	--
Loss (gain) from sale of discontinued operations	53	(7,711)
(Gain) loss on early extinguishment of debt	(26)	700
Casualty (gain) loss	(25)	145
Distributions in excess of investment	(461)	(33)
Change in accounts:
Receivables and deposits	299	--
Deferred tax asset	(90)	(30)
Other assets	153	(44)
Accounts payable	(388)	121
Tenant security deposit liabilities	(199)	(9)
Accrued property taxes	(55)	(6)
Due to affiliates	(100)	101
Other liabilities	(135)	(11)
Net cash provided by operating activities	2,625	4,562
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	19,297	15,711
Property improvements and replacements	(3,834)	(4,777)
Insurance proceeds received	47	--
Distributions from affiliated partnership	481	33
Net cash provided by investing activities	15,991	10,967
Cash flows from financing activities:
Distributions to partners	(10,807)	(4,225)
Payments on mortgage notes payable	(1,950)	(2,160)
Repayment of mortgage notes payable	(10,311)	(6,669)
Prepayment penalties	(25)	(695)
Lease commissions paid	(1)	(74)
Loan costs paid	--	(15)
Advances from affiliate	2,611	500
Repayment of advances from affiliate	(2,608)	(375)
Net cash used in financing activities	(23,091)	(13,713)
Net (decrease) increase in cash and cash equivalents	(4,475)	1,816
Cash and cash equivalents at beginning of year	4,777	2,961
Cash and cash equivalents at end of year	$ 302	$ 4,777
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 7,472	$ 8,106
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 196	$ 664

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $489,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties, LP (the "Partnership" or "Registrant") was organized on April 28, 1981, as a Limited Partnership under the California Uniform Limited Partnership Act.  On July 23, 1981, the Partnership registered with the Securities and Exchange Commission under the Securities Act of 1933 (File No. 2-72384) and commenced a public offering for the sale of $200,000,000 of limited partnership units (the "Units").  The sale of Units terminated on July 21, 1983, with 200,342 Units sold for $1,000 each, or gross proceeds of $200,342,000 to the Partnership. In accordance with its Partnership Agreement (the original partnership agreement of the Partnership together with all amendments thereto shall be referred to as the "Agreement"), the Partnership has repurchased and retired a total of 1,300.8 Units for a total purchase price of $1,000,000.  The Partnership may repurchase any Units, at its absolute discretion, but is under no obligation to do so.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.  The Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

On April 30, 2008, the General Partner amended the Partnership Agreement to establish, and convert existing limited partnership interests into, different designated series of limited partnership interests that have separate rights with respect to specified partnership property. Effective as of the close of business on April 30, 2008 (the “Establishment Date”), each then outstanding Unit of limited partnership interest in the Partnership was converted into one Series A Unit, one Series B Unit and one Series C Unit. Except as described below, the Series A Units, Series B Units and Series C Units entitled the holders thereof to the same rights as the holders of Units of limited partnership interests had prior to the Establishment Date.

Holders of the Series A Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Subsidiary and Series C Subsidiary (as defined below).

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary held a 100% ownership interest in The Knolls Apartments. The Knolls Apartments was sold on September 21, 2009. As of December 31, 2009, the Partnership has completed winding up of the affairs of this series and accordingly has terminated the Series B Subsidiary in accordance with the Partnership Agreement.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary held a 100% ownership interest in The Dunes Apartments. The Dunes Apartments was sold on August 17, 2009. As of December 31, 2009, the Partnership has completed winding up of the affairs of this series and accordingly has terminated the Series C Subsidiary in accordance with the Partnership Agreement.

Upon termination of the Series B Subsidiary and the Series C Subsidiary in December 2009 an adjustment was made to limited partners capital balances that were transferred effective April 30, 2008 to reflect the appropriate ending balances at December 31, 2009. The adjustment had no effect on the combined total of Limited Partner capital balances.

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

The Partnership advanced a total of approximately $180,500,000, which was secured by 18 apartment complexes and 4 office complexes.  In 1990, the Partnership foreclosed on one of these apartment complexes, The Loft Apartments. In addition, the Partnership acquired a multiple-use building, The Sterling Apartment Homes and Commerce Center ("The Sterling"), through a deed-in-lieu of foreclosure transaction in 1995. The Master Loan matured in November 2000.  The General Partner had been negotiating with CCEP with respect to its options which included foreclosing on the properties which collateralized the Master Loan or extending the terms of the Master Loan.  The General Partner decided to foreclose on the properties that collateralized the Master Loan.  The General Partner began the process of foreclosure or executing deeds in lieu of foreclosure during 2002 on all the properties in CCEP.  During August 2002, the General Partner executed deeds in lieu of foreclosure on four of the active properties of CCEP.  In addition, one of the properties held by CCEP was sold in December 2002.  On November 10, 2003 the Partnership acquired the remaining four properties held by CCEP through a foreclosure sale. As the deeds were executed, title in the properties previously owned by CCEP was transferred to the Partnership subject to the existing liens on such properties, including the first mortgage loans.  As a result, during the years ended December 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. During 2004 the Partnership sold two of its investment properties, during 2006 the Partnership sold one of its investment properties, during 2008 the Partnership sold two of its investment properties and during 2009 the Partnership sold two of its investment properties.

At December 31, 2009, the Partnership owned two apartment properties in Florida and one multiple-use complex in Pennsylvania.

Basis of Presentation: As used herein, the term “Partnership” or “Registrant” refers to Consolidated Capital Institutional Properties, a California limited partnership, for all periods prior to April 25, 2008, and Consolidated Capital Institutional Properties, LP, a Delaware limited partnership, for all periods from and after April 25, 2008.

The accompanying consolidated statement of operations for the year ended December 31, 2008 has been restated to reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively. In addition, the accompanying consolidated balance sheet for December 31, 2008 has been restated to reflect the assets and liabilities of the two sold properties as held for sale as of December 31, 2008. The accompanying consolidated statement of operations for the year ended December 31, 2008 also reflects the operations of The Loft Apartments and Palm Lake Apartments, which both sold in December 2008, as loss from discontinued operations. Included in loss from discontinued operations for the year ended December 31, 2009 are operations of The Dunes Apartments and The Knolls Apartments.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,759)	$ 11	$ 20	$ (900)	$(1,962)
The Dunes
Apartments	1,014	(1,463)	7	6	(1,200)	(1,636)
	$ 2,680	$(4,222)	$ 18	$ 26	$(2,100)	$(3,598)

	Year ended December 31, 2008
				Loss on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Loss	of Debt	Loss	Operations

The Knolls
Apartments	$ 2,261	$(3,543)	$ --	$ --	$(3,000)	$(4,282)
The Dunes
Apartments	1,601	(1,749)	(84)	--	--	(232)
Palm Lake
Apartments	1,367	(1,587)	--	(77)	--	(297)
The Loft
Apartments	1,638	(1,213)	--	(623)	--	(198)

	$ 6,867	$(8,092)	$ (84)	$ (700)	$(3,000)	$(5,009)

Reclassifications: Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of CCIP Knolls, L.L.C., a Delaware limited liability company, CCIP Society Park East, L.L.C., a Delaware limited liability company, CCIP Sterling, L.P., a Pennsylvania Limited Partnership, Kennedy Boulevard Associates II, L.P., a Pennsylvania limited partnership, Kennedy Boulevard Associates III, L.P., a Pennsylvania limited partnership, Kennedy Boulevard Associates IV, L.P. a Pennsylvania limited partnership, and Kennedy Boulevard GP I ("KBGP-I"), a Pennsylvania Partnership. The general partners of each of these affiliated limited and general partnerships are limited liability corporations of which the Partnership is the sole member.  Therefore, the Partnership controls these affiliated limited and general partnerships, and consolidation is required. CCIP Knolls, L.L.C. holds title to The Knolls Apartments, which sold September 21, 2009, CCIP Society Park East, L.L.C. holds title to The Dunes Apartment Homes, which sold August 17, 2009, and CCIP Sterling, L.P. holds title to The Sterling Apartment Homes and Commerce Center ("the Sterling").  All interpartnership transactions have been eliminated.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Net (Loss) Income Per Limited Partnership Unit:  Net (loss) income per Limited Partnership Unit ("Unit") is computed by dividing net (loss) income allocated to the Limited Partners by the number of Units outstanding at the beginning of the year.  Per Unit information has been computed based on 199,041.20 Units for both 2009 and 2008.

Abandoned Units: During the year ended December 31, 2009, the number of Units decreased by 11 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There were no abandoned Units during the year ended December 31, 2008.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $94,000 and $4,337,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment and commercial properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 ½ years and (2) personal property additions over 5 years.

Deferred Costs: For both the years ended December 31, 2009 and 2008, loan costs of approximately $1,040,000, less accumulated amortization of approximately $291,000 and $120,000, respectively, are included in other assets. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2011, which is prior to the maturity of the mortgage notes payable. The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership.   Prior to the change in estimate, the loan costs would have been fully amortized in 2017, the date the mortgage notes payable mature.  The effect of this change was to increase 2009 amortization expense by approximately $67,000, increase 2009 net loss by approximately $67,000 and increase net loss per limited partnership unit by $0.33.

Amortization expense was approximately $171,000 and $115,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $374,000 for both of the years 2010 and 2011. In addition, the Partnership wrote off approximately $66,000 and $31,000 of loan costs and accumulated amortization, respectively, related to the sale of The Loft Apartments, during the year ended December 31, 2008, which is included in loss from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases or the term of the Partnership, whichever is less. Amortization expense was approximately $52,000 and $55,000 for the years ended December 31, 2009 and 2008, respectively, and is included in operating expenses. At December 31, 2009 and 2008, capitalized lease commissions totaled approximately $428,000 and $427,000, respectively, with accumulated amortization of approximately $232,000 and $180,000, respectively.  In addition, the Partnership wrote off approximately $80,000 of fully amortized leasing commissions during the year ended December 31, 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of two apartment complexes and one multiple-use building consisting of apartment units and commercial space and are stated at cost or at fair market value as determined at the time of the foreclosures, less accumulated depreciation, unless the carrying amount of the asset is not recoverable, and the investment properties foreclosed upon were recorded at fair market value at the time of the foreclosures.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs, including interest, property taxes and operating costs, associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2009 and 2008, the Partnership capitalized interest of approximately $1,000 and $21,000, respectively. The Partnership capitalized real estate taxes of approximately $2,000 and other construction period costs of approximately $1,000 for the year ended December 31, 2008. The Partnership capitalized both real estate taxes and other construction period costs of less than $1,000 for the year ended December 31, 2009. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. In accordance with the Partnership’s impairment policy, during the years ended December 31, 2009 and 2008, the Partnership recorded impairment losses of approximately $2,100,000 and $3,000,000, respectively, to write the carrying amount of The Knolls Apartments and The Dunes Apartments down to their estimated fair value. The impairment losses are included in loss from discontinued operations.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of its financial instruments (except for long-term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership’s long-term debt at the Partnership’s incremental borrowing rate approximated its carrying value.

Leases: The Partnership leases certain commercial space to tenants under various lease terms.  The leases are accounted for as operating leases in accordance with FASB ASC Topic 840, “Leases”. Some of the leases contain stated rental increases during their term.  For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the Partnership or the lease, whichever is less.  For all other leases, minimum rents are recognized over the terms of the Partnership or the lease, whichever is less.

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

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  See "Note J" for detailed disclosure of the Partnership's segments.

Advertising: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $304,000 and $373,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense and loss from discontinued operations.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal or State income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2009	2008
Net (loss) income as reported	$(5,738)	$ 481
Add (deduct):
Deferred revenue and other liabilities	31	(92)
Depreciation differences	1,546	1,512
Accrued expenses	(5)	(167)
Casualty	7	69
Gain on sale of property	(5,251)	(1,288)
Write down of asset value	2,100	--
Other	(1,147)	4,177

Federal taxable (loss) income	$(8,457)	$ 4,692
Federal taxable (loss) income per limited
partnership unit	$(41.75)	$ 23.34

Federal taxable (loss) income	$ --	$ --
Federal taxable (loss) income Series A	(1,933)	5,033
Federal taxable (loss) income Series B	(4,383)	(296)
Federal taxable (loss) income Series C	(2,141)	(45)
	$(8,457)	$ 4,692

Per limited partnership unit:
Federal taxable (loss) income	$ --	$ --
Federal taxable (loss) income Series A	(9.62)	25.03
Federal taxable (loss) income Series B	(21.53)	(1.47)
Federal taxable (loss) income Series C	(10.60)	(0.22)
	$(41.75)	$ 23.34

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	December 31,
	2009	2008

Net liabilities as reported	$(63,856)	$(47,311)
Land and buildings	1,806	(3,752)
Accumulated depreciation	5,273	12,427
Syndication fees	22,524	22,500
Other	2,595	3,378
Net liabilities – Federal tax
basis	$(31,658)	$(12,758)

As of December 31, 2008, net liabilities on a Federal tax basis are allocated as follows:  Series A $(25,630,000); Series B $9,600,000; Series C $3,272,000. As of December 31, 2009, net liabilities on a Federal tax basis are all Series A as both Series B and Series C were liquidated as of December 31, 2009.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $481,000. The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $90,000 was recognized during the year ended December 31, 2009, compared to a benefit of approximately $30,000 which was recognized during the year ended December 31, 2008. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $26,000 during the year ended December 31, 2009, compared to approximately $10,000 during the year ended December 31, 2008.

Note C - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment			Balance
			(including	Interest	Maturity	Due At
Property	2009	2008	interest)	Rate	Date (1)	Maturity
	(in thousands)	(in thousands)			(in thousands)

The Sterling Apartment
Homes and Commerce
Center	$ 77,915	$ 78,988	$471	5.84%	12/01/17	$ 66,807
Plantation Gardens
Apartments	24,141	24,463	150	6.08%	10/01/17	20,855
Regency Oaks
Apartments	11,133	11,280	70	6.16%	10/01/17	9,635
	$113,189	$114,731	$691			$ 97,297

(1)   Maturity dates of the mortgage notes payable extend beyond the termination date of the Partnership which is December 31, 2011.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

The mortgages on the foreclosed properties were recorded at their fair value at the time of the foreclosure, which generated a mortgage premium on these mortgages.  The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. At December 31, 2008, the mortgage premiums of approximately $129,000 were net of accumulated amortization of approximately $571,000 and were included in assets held for sale. Amortization expense was approximately $78,000 and $134,000 for the years ended December 31, 2009 and 2008, respectively, which is included in loss from discontinued operations. The Partnership wrote off approximately $31,000 of unamortized mortgage premium related to the sale of Palm Lake Apartments during the year ended December 31, 2008 and approximately $51,000 of unamortized mortgage premium related to the sales of The Dunes Apartments and The Knolls Apartments during the year ended December 31, 2009, both of which are included in loss from discontinued operations.

While the Partnership termination date is December 31, 2011, scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009, are as follows (in thousands):

2010	$ 1,635
2011	1,735
2012	1,840
2013	1,952
2014	2,071
Thereafter	103,956
Total	$113,189

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,096,000 and $1,331,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $718,000 and $866,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses, loss from discontinued operations, (loss) gain from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in (loss) gain from sale of discontinued operations, investment properties and assets held for sale for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $305,000 and $350,000, respectively. At December 31, 2008, approximately $100,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2009.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,611,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $500,000 to fund operations at The Knolls Apartments, Plantation Gardens Apartments and The Dunes Apartment Homes.  Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at December 31, 2009) and interest expense was approximately $29,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,637,000 and $376,000, respectively, from proceeds from the sales of The Dunes Apartments and The Knolls Apartments in 2009 and from operations. At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest was approximately $129,000 and $126,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received additional advances of approximately $1,703,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and operations at Plantation Gardens Apartments and Regency Oaks Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008 the Partnership was charged by AIMCO and its affiliates approximately $429,000 and $577,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.70% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Sterling Apartment
Homes and Commerce Center	$ 77,915	$ 2,567	$12,341	$ 37,508
Plantation Gardens
Apartments	24,141	4,046	15,217	4,466
Regency Oaks Apartments	11,133	2,024	6,902	5,326
Total	$113,189	$ 8,637	$34,460	$ 47,300

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
			(in thousands)
The Sterling Apartment
Homes and Commerce
Center	$ 2,567	$ 49,849	$ 52,416	$33,375	12/01/95	5-30 yrs
Plantation Gardens
Apartments	4,046	19,683	23,729	4,102	11/10/03	5-30 yrs
Regency Oaks
Apartments	2,024	12,228	14,252	4,262	11/10/03	5-30 yrs
Totals	$ 8,637	$ 81,760	$ 90,397	$41,739

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$ 88,075	$118,148
Property improvements and
replacements	5,466	4,952
Impairment	(2,100)	(3,000)
Disposal of property	(1,044)	(183)
Assets held for sale	--	(31,842)
Balance at end of year	$ 90,397	$ 88,075

Accumulated Depreciation
Balance at beginning of year	$ 36,501	$ 38,203
Additions charged to expense	6,795	7,761
Disposal of property	(1,557)	(37)
Assets held for sale	--	(9,426)
Balance at end of year	$ 41,739	$ 36,501

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $92,203,000 and $115,333,000, respectively.  Accumulated depreciation for Federal income tax purposes at December 31, 2009 and 2008 is approximately $36,466,000 and $33,008,000, respectively.

During the year ended December 31, 2009, the Partnership wrote off redevelopment costs of approximately $232,000, which are included with disposals in the table above. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which is no longer being considered as of December 31, 2009.

Note F - Sale of Investment Properties

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the years ended December 31, 2009 and 2008 are impairment losses of approximately $900,000 and $3,000,000, respectively, which were recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the year ended December 31, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. The gain on the early extinguishment of debt is included in loss from discontinued operations for the year ended December 31, 2009. Also included in loss from discontinued operations for the year ended December 31, 2009 is an impairment loss of approximately $1,200,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On December 29, 2008, the Partnership sold The Loft Apartments, located in Raleigh, North Carolina, to a third party for a sales price of $9,325,000. After payment of closing costs, the Partnership received net proceeds of approximately $9,212,000.  The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $4,368,000 and $588,000, respectively. The sale resulted in a gain of approximately $6,501,000 during the year ended December 31, 2008.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $623,000 during the year ended December 31, 2008 as a result of the write off of unamortized loan costs and a prepayment penalty. This amount is included in loss from discontinued operations.

On December 9, 2008, the Partnership sold Palm Lake Apartments, located in Tampa, Florida, to a third party for a sales price of $7,000,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,499,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $2,301,000 and $107,000, respectively. The sale resulted in a gain of approximately $1,210,000 during the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $77,000 during the year ended December 31, 2008 as a result of a prepayment penalty, partially offset by the write off of the unamortized mortgage premium. This amount is included in loss from discontinued operations.

The following tables present summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended December 31, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,759)	$ 11	$ 20	$ (900)	$(1,962)
The Dunes
Apartments	1,014	(1,463)	7	6	(1,200)	(1,636)
	$ 2,680	$(4,222)	$ 18	$ 26	$(2,100)	$(3,598)

Year ended December 31, 2008
				Loss on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Loss	of Debt	Loss	Operations

The Knolls
Apartments	$ 2,261	$(3,543)	$ --	$ --	$(3,000)	$(4,282)
The Dunes
Apartments	1,601	(1,749)	(84)	--	--	(232)
Palm Lake
Apartments	1,367	(1,587)	--	(77)	--	(297)
The Loft
Apartments	1,638	(1,213)	--	(623)	--	(198)

	$ 6,867	$(8,092)	$ (84)	$ (700)	$(3,000)	$(5,009)

Note G – Commercial Leases

Rental income on the commercial property leases is recognized by the straight-line method over the life of the applicable leases or the term of the Partnership, whichever is less, which would be approximately $1,457,000 for 2010 and $1,023,000 for 2011.  Minimum future rental income for the commercial property subject to noncancellable operating leases based on the life of the leases is as follows (in thousands):

Year Ending December 31,
2010	$ 1,501
2011	1,017
2012	831
2013	654
2014	388
Thereafter	1,257
$ 5,648

There is no assurance that this rental income will continue at the same level when the current leases expire.

Note H - Investments in Affiliated Partnerships

The Partnership had investments in the following affiliated partnerships:

			Investment
		Ownership	At December 31,
Partnership	Type of Ownership	Percentage	2009	2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	--	3
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	480	563
			$ 480	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the year ended December 31, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction of the investment balance. During the year ended December 31, 2009, the Partnership received approximately $461,000 of distributions from sale proceeds and during the year ended December 31, 2008, the Partnership received approximately $33,000 of distributions from refinance proceeds from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations as its investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. During the years ended December 31, 2009 and 2008, the Partnership recognized approximately $66,000 and $61,000, respectively, in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships.

Note I – Casualty Events

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000 as the damaged assets were fully depreciated.

In January 2009, The Dunes Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000 as the damaged assets were fully depreciated. This casualty gain is included in loss from discontinued operations.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the year ended December 31, 2009.

In August 2008, The Dunes Apartments sustained damages from Tropical Storm Fay of approximately $133,000, including clean up costs of approximately $7,000. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $84,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received. The casualty loss and clean up costs are included in loss from discontinued operations for the year ended December 31, 2008.

In August 2008, Regency Oaks Apartments sustained damages from Tropical Storm Fay of approximately $73,000, including clean up costs of approximately $9,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $43,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received.

In August 2008, Plantation Gardens Apartments sustained damages from Tropical Storm Fay of approximately $34,000, including clean up costs of approximately $8,000, which were included in operating expenses during the year ended December 31, 2008. During the year ended December 31, 2008, the Partnership recognized a casualty loss of approximately $18,000 as a result of the write off of undepreciated damaged assets, as insurance proceeds were not received.

Note J – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of two apartment complexes in Florida, and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to ten years. Included in the Partnership’s residential properties segment as discontinued operations are two and four apartment complexes for 2009 and 2008, respectively.

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

Segment information for the years ending December 31, 2009 and 2008 is shown in the tables below (in thousands).  The "Other" Column includes Partnership administration related items and income and expense not allocated to reportable segments.

2009

	Residential	Commercial	Other	Totals
Rental income	$15,774	$ 1,816	$ --	$17,590
Other income	1,643	205	--	1,848
Casualty gain	7	--	--	7
Loss from discontinued operations	(3,232)	--	(366)	(3,598)
Loss from sale of discontinued
operations	(53)	--	--	(53)
Distributions in excess of investment	--	--	461	461
Equity in loss from investment	--	--	(66)	(66)
Interest expense	6,229	687	46	6,962
Depreciation	4,969	269	--	5,238
General and administrative
expenses	--	--	350	350
Current income tax expense	26	--	--	26
Deferred income tax benefit	(90)			(90)
Segment loss	(5,277)	(94)	(367)	(5,738)
Total assets	49,628	1,710	510	51,848
Capital expenditures for
investment properties	2,914	452	--	3,366

2008

	Residential	Commercial	Other	Totals
Rental income	$16,676	$ 1,677	$ --	$18,353
Other income	1,445	267	47	1,759
Casualty loss	(61)	--	--	(61)
Loss from discontinued operations	(4,908)	--	(101)	(5,009)
Gain from sale of discontinued
operations	7,711	--	--	7,711
Distributions in excess of
investment	--	--	33	33
Equity in loss from investment	--	--	(61)	(61)
Interest expense	6,230	697	9	6,936
Depreciation	4,766	220	--	4,986
General and administrative
expenses	--	--	627	627
Current income tax expense	10	--	--	10
Deferred income tax benefit	(30)	--	--	(30)
Segment profit (loss)	1,418	(219)	(718)	481
Total assets	75,700	1,563	4,756	82,019
Capital expenditures for
investment properties and assets
held for sale	4,230	722	--	4,952

Note K - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The names and ages of, as well as the positions and offices held by, the present directors and officers of ConCap Equities, Inc. (“CEI” or the “General Partner”) the Partnership’s general partner, as of December 31, 2009, are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11. Executive Compensation.

No remuneration was paid to the General Partner nor its directors or officers during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)      Security Ownership of Certain Beneficial Owners

Except as noted below, no persons or entity is known by the General Partner to own beneficially more than 5% of the outstanding limited partnership units (the “Units”) of the Partnership:

Name and Address

Number of Units

		Percentage
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	50,572.40	25.41%
Reedy River Properties, L.L.C.
(an affiliate of AIMCO)	28,832.50	14.49%
CooperRiverProperties, L.L.C.
(an affiliate of AIMCO)	11,365.60	5.71%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	61,877.55	31.09%

Reedy River Properties, L.L.C., Cooper River Properties, L.L.C. and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business addresses are 55 Beattie Place, Greenville, SC 29601.

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

(c)      Changes in Control

         Beneficial Owners of CEI

As of December 31, 2009, the following entity was known to CEI to be the beneficial owner of more than 5% of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by affiliates approximately $1,096,000 and $1,331,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $718,000 and $866,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses, loss from discontinued operations, (loss) gain from sale of discontinued operations, investment properties and assets held for sale. The portion of these reimbursements included in (loss) gain from sale of discontinued operations, investment properties and assets held for sale for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $305,000 and $350,000, respectively. At December 31, 2008, approximately $100,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2009.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,611,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $500,000 to fund operations at The Knolls Apartments, Plantation Gardens Apartments and The Dunes Apartment Homes.  Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at December 31, 2009) and interest expense was approximately $29,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,637,000 and $376,000, respectively, from proceeds from the sales of The Dunes Apartments and The Knolls Apartments in 2009 and from operations. At December 31, 2009 and 2008, the amount of the outstanding advances and accrued interest was approximately $129,000 and $126,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received additional advances of approximately $1,703,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and operations at Plantation Gardens Apartments and Regency Oaks Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008 the Partnership was charged by AIMCO and its affiliates approximately $429,000 and $577,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 Units in the Partnership representing 76.70% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.   As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $66,000 and $85,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $46,000 and $39,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements are included in Item 8:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets – December 31, 2009 and 2008.

      Consolidated Statements of Operations - Years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2009 and 2008.

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008.

      Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: April 9, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: April 9, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 9, 2010
Stephen B. Waters	Accounting

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

3.10        Eighth Amendment to the Limited Partnership Agreement of Registrant, dated December 31, 2009 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated December 31, 2009).

3.11        Ninth Amendment to the Limited Partnership Agreement of Registrant, dated December 31, 2009 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated December 31, 2009).

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