Form 10-Q
period 2010-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2010-05-17
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 289	$ 302
Receivables and deposits	557	547
Deferred tax asset (Note F)	481	481
Other assets	2,457	1,380
Investment in affiliated partnerships (Note C)	477	480

Investment properties:
Land	8,637	8,637
Buildings and related personal property	82,460	81,760
	91,097	90,397
Less accumulated depreciation	(43,076)	(41,739)
	48,021	48,658
	$ 52,282	$ 51,848
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,277	$ 379
Tenant security deposit liabilities	713	737
Accrued property taxes	141	--
Other liabilities	1,157	1,270
Due to affiliates (Note B)	961	129
Mortgage notes payable	112,790	113,189
	117,039	115,704
Partners' Capital (Deficiency)
General partner	105	114
Limited partners (199,030.2 units issued and
outstanding)	(64,862)	(63,970)
	(64,757)	(63,856)
	$ 52,282	$ 51,848

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 4,218	$ 4,513
Other income	582	406
Total revenues	4,800	4,919
Expenses:
Operating	2,151	2,148
General and administrative	78	112
Depreciation	1,337	1,293
Interest	1,762	1,722
Property taxes	363	383
Total expenses	5,691	5,658

Loss before income taxes, distributions in excess of
investment, equity in loss from investment and
discontinued operations	(891)	(739)
Income tax (expense) benefit (Note F):
Current	(7)	(4)
Deferred	--	11
Distributions in excess of investment (Note C)	--	454
Equity in loss from investment (Note C)	(3)	(18)
Loss before discontinued operations	(901)	(296)
Loss from discontinued operations (Notes A and G)	--	(1,878)
Net loss	$ (901)	$(2,174)

Net loss allocated to general partner	$ (9)	$ (22)
Net loss allocated to limited partners
(Series A) (Note A)	(892)	(293)
(Series B) (Note A)	--	(806)
(Series C) (Note A)	--	(1,053)
	$ (901)	$(2,174)

Per limited partnership unit:
Loss before discontinued operations
(Series A) (Note A)	$ (4.48)	$ (1.47)
Loss from discontinued operations
(Series B) (Note A)	--	(4.05)
(Series C) (Note A)	--	(5.29)
Net loss	$ (4.48)	$(10.81)

Distribution per limited partnership unit (Series A)	$ --	$ 18.41

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited		Limited
	Partnership	General	Partners

Units

Partner

(Series A)

				Total

Partners’ capital (deficiency) at
December 31, 2009	199,030.2	$ 114	$(63,970)	$(63,856)

Net loss for the three months ended
March 31, 2010	--	(9)	(892)	(901)

Partners’ capital (deficiency) at
March 31, 2010	199,030.2	$ 105	$(64,862)	$(64,757)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (901)	$ (2,174)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,337	1,876
Amortization of loan costs, lease commissions and
mortgage premiums	118	14
Equity in loss from investment	3	18
Impairment loss	--	1,400
Write off of redevelopment costs	--	232
Casualty gain	--	(11)
Distributions in excess of investment	--	(454)
Change in accounts:
Receivables and deposits	(10)	96
Deferred tax asset	--	(11)
Other assets	(1,195)	(1,047)
Accounts payable	942	349
Tenant security deposit liabilities	(24)	7
Accrued property taxes	141	176
Other liabilities	(113)	(127)
Due to affiliates	56	113
Net cash provided by operating activities	354	457

Cash flows from investing activities:
Property improvements and replacements	(744)	(1,917)
Distributions from affiliated partnership	--	454
Insurance proceeds received	--	33
Net cash used in investing activities	(744)	(1,430)

Cash flows from financing activities:
Distribution to partners	--	(3,665)
Advances from affiliate	776	1,721
Repayment of advances from affiliate	--	(676)
Lease commissions paid	--	(1)
Payments on mortgage notes payable	(399)	(515)
Net cash provided by (used in) financing activities	377	(3,136)

Net decrease in cash and cash equivalents	(13)	(4,109)
Cash and cash equivalents at beginning of period	302	4,777
Cash and cash equivalents at end of period	$ 289	$ 668

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,674	$ 1,909
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 152	$ 189

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $196,000 and $664,000 of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the “Partnership” or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2009 (in thousands):

	Three months ended March 31, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 569	$ (894)	$ 11	$ (500)	$ (814)
The Dunes
Apartments	386	(550)	--	(900)	(1,064)
	$ 955	$(1,444)	$ 11	$(1,400)	$(1,878)

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

Holders of the Series B Units are entitled to receive distributions of all income and allocation of all profits and losses relating to  the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary held a 100% ownership interest in The Knolls Apartments. The Knolls Apartments was sold on September 21, 2009. As of December 31, 2009, the Partnership completed winding up the affairs of this series and accordingly terminated the Series B Subsidiary in accordance with the Partnership Agreement.

Holders of the Series C Units are entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary held a 100% ownership interest in The Dunes Apartments. The Dunes Apartments was sold on August 17, 2009. As of December 31, 2009, the Partnership completed winding up the affairs of this series and accordingly terminated the Series C Subsidiary in accordance with the Partnership Agreement.

Reclassifications: Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $235,000 and $304,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $369,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in general and administrative expenses, loss from discontinued operations and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $40,000 and $194,000, respectively. At March 31, 2010, approximately $52,000 of these reimbursements are outstanding and included in due to affiliates. There were no such reimbursements outstanding at December 31, 2009.

In accordance with the Partnership Agreement, during the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $776,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and operations at all of the Partnership’s investment properties.During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,721,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at March 31, 2010) and interest expense was approximately $4,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $685,000 from operations. There were no such payments made during the three months ended March 31, 2010.  At March 31, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $909,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2010, the Partnership received additional advances of approximately $1,702,000 to fund operations at all of the Partnership’s investment properties. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $372,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $429,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	March 31,	December 31,
Partnership	Type of Ownership	Percentage	2010	2009
			(in thousands)
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	477	480
			$ 477	$ 480

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations as its investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, the Partnership recognized approximately $3,000 and $18,000, respectively, in equity in loss from investment related to its allocated share of the loss from one and two of the affiliated partnerships, respectively.

Note D – Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has two reportable segments: residential properties and commercial property.  The Partnership’s property segments consist of two apartment complexes in Florida and one multiple use facility consisting of apartment units and commercial space in Pennsylvania. The Partnership rents apartment units to tenants for terms that are typically less than twelve months.  The commercial property leases space to various medical offices, career service facilities, and retail shops at terms ranging from month to month to nine years. Included in the Partnership’s residential properties segment as discontinued operations for 2009 are two apartment complexes.

Measurement of segment profit and loss:  The Partnership evaluates performance based on segment profit and loss before depreciation.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Factors management used to identify the Partnership's reportable segment: The Partnership’s reportable segments are business units (investment properties) that offer different products and services.  The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2010 and 2009 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
March 31, 2010
	Residential	Commercial	Other	Totals
Rental income	$ 3,791	$ 427	$ --	$ 4,218
Other income	553	29	--	582
Equity in loss from investment	--	--	(3)	(3)
Interest expense	1,589	170	3	1,762
Depreciation	1,268	69	--	1,337
General and administrative
expenses	--	--	78	78
Current income tax expense	7	--	--	7
Segment loss	(765)	(52)	(84)	(901)
Total assets	50,083	1,717	482	52,282
Capital expenditures for investment
properties	684	16	--	700

For the three months ended
March 31, 2009

	Residential	Commercial	Other	Totals
Rental income	$ 4,043	$ 470	$ --	$ 4,513
Other income	362	46	(2)	406
Loss from discontinued operations	(1,763)	--	(115)	(1,878)
Distributions in excess of
investment	--	--	454	454
Equity in loss from investment	--	--	(18)	(18)
Interest expense	1,549	172	1	1,722
Depreciation	1,229	64	--	1,293
General and administrative
expenses	--	--	112	112
Current income tax expense	4	--	--	4
Deferred income tax benefit	(11)	--	--	(11)
Segment (loss) profit	(2,404)	24	206	(2,174)
Total assets	74,292	1,884	549	76,725
Capital expenditures for
investment properties	927	283	--	1,210

Note E – Casualty Event

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the three months ended March 31, 2009. The Knolls Apartments was sold to a third party on September 21, 2009.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $481,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $11,000 was recognized during the three months ended March 31, 2009. No deferred tax benefit was recognized during the three months ended March 31, 2010. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $7,000 during the three months ended March 31, 2010, compared to approximately $4,000 during the three months ended March 31, 2009.

Note G - Sale of Investment Properties

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 during the third quarter of 2009, due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. Included in loss from discontinued operations for the three months ended March 31, 2009 is an impairment loss of approximately $500,000, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy. An additional impairment loss of approximately $400,000 was recorded during the second quarter of 2009.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 during the third quarter of 2009 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. Included in loss from discontinued operations for the three months ended March 31, 2009 is an impairment loss of approximately $900,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy. An additional impairment loss of approximately $300,000 was recorded during the second quarter of 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2009 (in thousands):

	Three months ended March 31, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 569	$ (894)	$ 11	$ (500)	$ (814)
The Dunes
Apartments	386	(550)	--	(900)	(1,064)
	$ 955	$(1,444)	$ 11	$(1,400)	$(1,878)

Note H – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long-term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates fair value by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note I - Investment Property

During the three months ended March 31, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which was no longer being considered as of March 31, 2009.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the three months ended March 31, 2010 the Partnership incurred approximately $85,000 related to mold removal in nine apartment units at Plantation Gardens Apartments in connection with repairing the units prior to renting them. The Partnership is currently in the initial stages of inspecting all the apartment units at the property to determine the extent of additional work required and the potential cost of such work. At this time the Partnership cannot estimate the amount of these future costs.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 2.     Management's Discussion and Analysis Of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three properties.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

The Sterling Apartment Homes	95%	93%
The Sterling Commerce Center (1)	79%	83%
Philadelphia, Pennsylvania
Plantation Gardens Apartments	94%	96%
Plantation, Florida
Regency Oaks Apartments (2)	91%	87%
Fern Park, Florida

(1)      The General Partner attributes the decrease in occupancy at The Sterling Commerce Center to certain tenants relocating their businesses to new locations.

(2)      The General Partner attributes the increase in occupancy at Regency Oaks Apartments to increased rental concessions.

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

Results of Operations

The Partnership recognized a net loss of approximately $901,000 for the three months ended March 31, 2010 compared to net loss of approximately $2,174,000 for the three months ended March 31, 2009. The consolidated statement of operations included in “Item 1. Financial Statements” for the three months ended March 31,2009 has been restated to reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2009 (in thousands):

	Three months ended March 31, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 569	$ (894)	$ 11	$ (500)	$ (814)
The Dunes
Apartments	386	(550)	--	(900)	(1,064)
	$ 955	$(1,444)	$ 11	$(1,400)	$(1,878)

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 during the third quarter of 2009, due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. Included in loss from discontinued operations for the three months ended March 31, 2009 is an impairment loss of approximately $500,000, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy. An additional impairment loss of approximately $400,000 was recorded during the second quarter of 2009.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 during the third quarter of 2009 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. Included in loss from discontinued operations for the three months ended March 31, 2009 is an impairment loss of approximately $900,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy. An additional impairment loss of approximately $300,000 was recorded during the second quarter of 2009.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the three months ended March 31, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the three months ended March 31, 2009.

The Partnership recognized losses before discontinued operations of approximately $901,000 and $296,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in loss before discontinued operations is due to decreases in total revenues, distributions received in excess of investment, and deferred income tax benefit and increases in total expenses and current income tax expense, partially offset by a decrease in equity in loss from investment.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in average rental rates at the three residential properties and decreases in occupancy at the Sterling Commerce Center and Plantation Gardens Apartments, partially offset by increases in occupancy at the Sterling Apartment Homes and Regency Oaks Apartments. The increase in other income is due to an increase in tenant utility reimbursements primarilyat The Sterling Apartment Homes and Regency Oaks Apartmentsas tenants are now reimbursing the properties for water and heating costs.

The increase in total expenses is due to increases in depreciation and interest expenses, partially offset by a decrease in general and administrative and property tax expenses. Operating expenses remained relatively constant for the comparable periods. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment properties. The increase in interest expense is primarily due to additional loan cost amortization at The Sterling Apartment Homes, Regency Oaks Apartments and Plantation Gardens Apartments. Property tax expenses decreased primarily due to a decrease in the assessed value of Regency Oaks Apartments. Operating expenses remained relatively constant as increases in salaries and related benefits at The Sterling Apartment Homes, utilities at The Sterling Apartment Homes and Commerce Center and repair costs associated with water damage from multiple broken pipes and storm damages at Plantation Gardens Apartments were substantially offset by the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments which was no longer being considered as of March 31, 2009.

General and administrative expenses decreased primarilydue to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $481,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $11,000 was recognized during the three months ended March 31, 2009. No deferred tax benefit was recognized during the three months ended March 31, 2010. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $7,000 during the three months ended March 31, 2010, compared to approximately $4,000 during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, the Partnership recognized approximately $3,000 and $18,000, respectively, in equity in loss from investment related to its allocated share of the loss from one and two of the affiliated partnerships, respectively. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $289,000 compared to approximately $302,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $13,000 from December 31, 2009 due to approximately $744,000 of cash used in investing activities, partially offset by approximately $354,000 and $377,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties.

In accordance with the Partnership Agreement, during the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $776,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and operations at all of the Partnership’s investment properties.During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,721,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. Interest was charged at either the prime rate or the prime rate plus 2% (prime rate was 3.25% at March 31, 2010) and interest expense was approximately $4,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $685,000 from operations. There were no such payments made during the three months ended March 31, 2010.  At March 31, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $909,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to March 31, 2010, the Partnership received additional advances of approximately $1,702,000 to fund operations at all of the Partnership’s investment properties. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Sterling Apartment Homes and Commerce Center

During the three months ended March 31, 2010, the Partnership completed approximately $402,000 of capital improvements at the property consisting primarily of heating upgrades, kitchen and bath upgrades, fire safety upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $177,000 of capital improvements at the property consisting primarily of air conditioning unit replacements, kitchen and bath upgrades, appliance and floor covering replacements and reconstruction related to water damages to the property caused by multiple pipe breaks and storm damages.  These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $121,000 of capital improvements at the property consisting primarily of office equipment, kitchen and bath upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership anticipates that exclusive of capital improvements and repayment of amounts accrued and payable to affiliates, operating cash flows in 2010 will be generally sufficient for the Partnership to meet its current obligations in 2010 including 2010 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $112,790,000 requires monthly payments of principal and interest and balloon payments of approximately $97,297,000 during 2017.  The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2010	Unit	2009	Unit

Surplus Funds (1)	$ --	$ --	$3,665	$18.41

(1)   Distribution to Series A limited partners consists of the release of funds previously reserved from the November 2007 refinance of The Sterling Apartment Homes.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures and repayment of amounts owed to affiliates, to permit distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.70% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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