Form 10-Q
period 2010-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2010-08-13
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 415	$ 302
Receivables and deposits	503	547
Deferred tax asset (Note F)	521	481
Other assets	1,922	1,380
Investment in affiliated partnerships (Note C)	460	480

Investment properties:
Land	8,637	8,637
Buildings and related personal property	84,367	81,760
	93,004	90,397
Less accumulated depreciation	(44,459)	(41,739)
	48,545	48,658
	$ 52,366	$ 51,848

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 693	$ 379
Tenant security deposit liabilities	705	737
Accrued property taxes	282	--
Other liabilities	1,186	1,270
Due to affiliates (Note B)	2,630	129
Mortgage notes payable	112,383	113,189
	117,879	115,704

Partners' Capital (Deficiency)
General partner	97	114
Limited partners (199,030.2 units issued and
outstanding)	(65,610)	(63,970)
	(65,513)	(63,856)
	$ 52,366	$ 51,848

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 4,246	$ 4,388	$ 8,464	$ 8,901
Other income	541	487	1,123	893
Total revenues	4,787	4,875	9,587	9,794
Expenses:
Operating	1,980	1,908	4,131	4,056
General and administrative	85	77	163	189
Depreciation	1,387	1,309	2,724	2,602
Interest	1,755	1,759	3,517	3,481
Property taxes	353	348	716	731
Total expenses	5,560	5,401	11,251	11,059

Loss before income taxes,
distributions in excess of
investment, equity in loss from
investment and discontinued
operations	(773)	(526)	(1,664)	(1,265)
Income tax (expense) benefit (Note F):
Current	(6)	(5)	(13)	(9)
Deferred	40	41	40	52
Distributions in excess of investment
(Note C)	--	--	--	454
Equity in loss from investment
(Note C)	(17)	(15)	(20)	(33)
Loss before discontinued operations	(756)	(505)	(1,657)	(801)
Loss from discontinued operations
(Notes A and G)	--	(1,051)	--	(2,929)
Net loss	$ (756)	$(1,556)	$(1,657)	$(3,730)

Net loss allocated to general partner	$ (8)	$ (15)	$ (17)	$ (37)
Net loss allocated to limited partners
(Series A) (Note A)	(748)	(500)	(1,640)	(793)
(Series B) (Note A)	--	(669)	--	(1,475)
(Series C) (Note A)	--	(372)	--	(1,425)
	$ (756)	$(1,556)	$(1,657)	$(3,730)

Per limited partnership unit:
Loss before discontinued operations
(Series A) (Note A)	$ (3.76)	$ (2.51)	$ (8.24)	$ (3.98)
Loss from discontinued operations
(Series B) (Note A)	--	(3.36)	--	(7.41)
(Series C) (Note A)	--	(1.87)	--	(7.16)
Net loss	$ (3.76)	$ (7.74)	$ (8.24)	$(18.55)

Distribution per limited partnership
unit (Series A)	$ --	$ --	$ --	$ 18.41

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited		Limited
	Partnership	General	Partners

Units

Partner

(Series A)

				Total

Partners’ capital (deficiency)
at December 31, 2009	199,030.2	$ 114	$(63,970)	$(63,856)

Net loss for the six months
ended June 30, 2010	--	(17)	(1,640)	(1,657)

Partners’ capital (deficiency)
at June 30, 2010	199,030.2	$ 97	$(65,610)	$(65,513)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,657)	$ (3,730)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	2,724	3,729
Amortization of loan costs, lease commissions and
mortgage premiums	241	22
Equity in loss from investment	20	33
Impairment loss	--	2,100
Write off of redevelopment costs	--	232
Casualty gain	--	(11)
Distributions in excess of investment	--	(454)
Change in accounts:
Receivables and deposits	44	(48)
Deferred tax asset	(40)	(52)
Other assets	(775)	(843)
Accounts payable	93	(108)
Tenant security deposit liabilities	(32)	23
Accrued property taxes	282	319
Other liabilities	(84)	(166)
Due to affiliates	23	122
Net cash provided by operating activities	839	1,168

Cash flows from investing activities:
Property improvements and replacements	(2,400)	(2,622)
Distributions from affiliated partnerships	--	474
Insurance proceeds received	10	33
Net cash used in investing activities	(2,390)	(2,115)

Cash flows from financing activities:
Payments on mortgage notes payable	(806)	(1,039)
Lease commissions paid	(8)	(1)
Distributions to partners	--	(3,665)
Advances from affiliate	2,478	2,383
Repayment of advances from affiliate	--	(1,041)
Net cash provided by (used in) financing activities	1,664	(3,363)

Net increase (decrease) in cash and cash equivalents	113	(4,310)
Cash and cash equivalents at beginning of period	302	4,777
Cash and cash equivalents at end of period	$ 415	$ 467

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,311	$ 3,851
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 417	$ 139

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $196,000 and $664,000 of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the “Partnership” or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2009 have been restated to reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2009 (in thousands):

	Six months ended June 30, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 1,159	$(1,760)	$ 11	$ (900)	$(1,490)
The Dunes
Apartments	798	(1,037)	--	(1,200)	(1,439)
	$ 1,957	$(2,797)	$ 11	$(2,100)	$(2,929)

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

Holders of the Series B Units were entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Knolls, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”).  The Series B Subsidiary held a 100% ownership interest in The Knolls Apartments. The Knolls Apartments was sold on September 21, 2009. As of December 31, 2009, the Partnership completed winding up the affairs of this series and, accordingly, terminated the Series B Subsidiary in accordance with the Partnership Agreement.

Holders of the Series C Units were entitled to receive distributions of all income and allocation of all profits and losses relating to the Partnership’s membership interest in CCIP Society Park East, L.L.C., a Delaware limited liability company (the “Series C Subsidiary”).  The Series C Subsidiary held a 100% ownership interest in The Dunes Apartments. The Dunes Apartments was sold on August 17, 2009. As of December 31, 2009, the Partnership completed winding up the affairs of this series and, accordingly, terminated the Series C Subsidiary in accordance with the Partnership Agreement.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $476,000 and $582,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $162,000 and $442,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in general and administrative expenses, loss from discontinued operations and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $57,000 and $223,000, respectively.

In accordance with the Partnership Agreement, during the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,478,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and capital improvements and operations at all of the Partnership’s investment properties.During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rate on outstanding advances at June 30, 2010 was 3.25% and interest expense was approximately $23,000 and $22,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $1,049,000 from operations. There were no such payments made during the six months ended June 30, 2010.  At June 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $2,630,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to June 30, 2010, the Partnership received additional advances of approximately $570,000 to fund operations and capital improvements at The Sterling Apartment Homes and operations at Plantation Gardens Apartments and Regency Oaks Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $405,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $429,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	June 30,	December 31,
Partnership	Type of Ownership	Percentage	2010	2009
			(in thousands)
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	460	480
			$ 460	$ 480

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the six months ended June 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations as its investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the six months ended June 30, 2010. During the three and six months ended June 30, 2010, the Partnership recognized approximately $17,000 and $20,000, respectively, in equity in loss from investment related to its allocated share of the loss from one of the affiliated partnerships. During the three and six months ended June 30, 2009, the Partnership recognized approximately $15,000 and $33,000, respectively, in equity in loss from investment related to its allocated share of the loss from two of the affiliated partnerships.

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

Segment information for the three and six months ended June 30, 2010 and 2009 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
June 30, 2010
	Residential	Commercial	Other	Totals
Rental income	$ 3,832	$ 414	$ --	$ 4,246
Other income	490	48	3	541
Equity in loss from investment	--	--	(17)	(17)
Interest expense	1,565	170	20	1,755
Depreciation	1,317	70	--	1,387
General and administrative
expenses	--	--	85	85
Current income tax expense	6	--	--	6
Deferred income tax benefit	(40)	--	--	(40)
Segment loss	(568)	(69)	(119)	(756)

For the six months ended
June 30, 2010

	Residential	Commercial	Other	Totals
Rental income	$ 7,623	$ 841	$ --	$ 8,464
Other income	1,043	77	3	1,123
Equity in loss from investment	--	--	(20)	(20)
Interest expense	3,154	340	23	3,517
Depreciation	2,585	139	--	2,724
General and administrative
expenses	--	--	163	163
Current income tax expense	13	--	--	13
Deferred income tax benefit	(40)	--	--	(40)
Segment loss	(1,333)	(121)	(203)	(1,657)
Total assets	50,112	1,647	607	52,366
Capital expenditures for
investment properties	2,607	18	--	2,625

For the three months ended
June 30, 2009

	Residential	Commercial	Other	Totals
Rental income	$ 3,937	$ 451	$ --	$ 4,388
Other income	435	52	--	487
Loss from discontinued operations	(966)	--	(85)	(1,051)
Equity in loss from investment	--	--	(15)	(15)
Interest expense	1,546	172	41	1,759
Depreciation	1,241	68	--	1,309
General and administrative
expenses	--	--	77	77
Current income tax expense	5	--	--	5
Deferred income tax benefit	(41)	--	--	(41)
Segment loss	(1,296)	(42)	(218)	(1,556)

For the six months ended
June 30, 2009

	Residential	Commercial	Other	Totals
Rental income	$ 7,980	$ 921	$ --	$ 8,901
Other income	797	98	(2)	893
Loss from discontinued operations	(2,729)	--	(200)	(2,929)
Distributions in excess of
investment	--	--	454	454
Equity in loss from investment	--	--	(33)	(33)
Interest expense	3,095	344	42	3,481
Depreciation	2,470	132	--	2,602
General and administrative
expenses	--	--	189	189
Current income tax expense	9	--	--	9
Deferred income tax benefit	(52)	--	--	(52)
Segment loss	(3,700)	(18)	(12)	(3,730)
Total assets	71,901	2,015	620	74,536
Capital expenditures for
investment properties	1,721	376	--	2,097

Note E – Casualty Event

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the six months ended June 30, 2009. The Knolls Apartments was sold to a third party on September 21, 2009.

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the fourth quarter of 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000. During the three and six months ended June 30, 2010, the Partnership received additional insurance proceeds of approximately $10,000.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $521,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $40,000 was recognized during the three and six months ended June 30, 2010, compared to a benefit of approximately $41,000 and $52,000 which was recognized during the three and six months ended June 30, 2009, respectively. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $6,000 and $13,000 during the three and six months ended June 30, 2010, respectively, compared to approximately $5,000 and $9,000 during the three and six months ended June 30, 2009, respectively.

Note G - Sale of Investment Properties

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 during the third quarter of 2009, due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. Included in loss from discontinued operations for the three and six months ended June 30, 2009 is an impairment loss of approximately $400,000 and $900,000, respectively, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 during the third quarter of 2009 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. Included in loss from discontinued operations for the three and six months ended June 30, 2009 is an impairment loss of approximately $300,000 and $1,200,000, respectively, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2009 (in thousands):

	Six months ended June 30, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 1,159	$(1,760)	$ 11	$ (900)	$(1,490)
The Dunes
Apartments	798	(1,037)	--	(1,200)	(1,439)
	$ 1,957	$(2,797)	$ 11	$(2,100)	$(2,929)

Note H – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for mortgage notes payable) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note I - Investment Property

During the six months ended June 30, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which was no longer being considered as of June 30, 2009.

During the second quarter of 2010, the Partnership committed to spend approximately $900,000 to install a co-generation plant at The Sterling Apartment Homes and Commerce Center, in order to generate a portion of the property’s electricity using natural gas and to allow the property to use waste heat to heat domestic water.  The Partnership expects to fund half of the total cost of the installation of the co-generation plant with a grant from the Pennsylvania Department of Environmental Protection, Office of Energy and Technology Department (the “DEP Grant”) and the other half of the cost with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.  The Partnership will request funds from the DEP Grant periodically once it has paid for the materials and upon receipt of the grant funds will offset the costs incurred.

During the second quarter of 2010, the Partnership identified approximately $8,000,000 of capital expenditures and aesthetic improvements to be made at Plantation Gardens Apartments.  The expenditures include repairs to the balconies and catwalks at the property, repairs and improvements to the roadways and parking areas throughout the property, repainting of all of the buildings, various improvements to the apartment units and landscaping improvements.  This work is anticipated to be completed by December 31, 2011.  The Partnership intends to fund these capital expenditures and improvements with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.

Subsequent to June 30, 2010, the Partnership committed to spend approximately $1,200,000 to replace and repair roofs at Regency Oaks Apartments.  The Partnership intends to fund these capital expenditures and improvements with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.   During the six months ended June 30, 2010, the Partnership identified approximately 146 apartment units at Plantation Gardens that have been affected by mold and anticipates that the cost to remediate the mold in these units to be approximately $900,000.  As of June 30, 2010, the Partnership has worked on 26 of the apartment units. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three properties.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

The Sterling Apartment Homes (1)	96%	92%
The Sterling Commerce Center (2)	79%	82%
Philadelphia, Pennsylvania
Plantation Gardens Apartments	93%	95%
Plantation, Florida
Regency Oaks Apartments	91%	89%
Fern Park, Florida

(1)      The General Partner attributes the increase in occupancy at The Sterling Apartment Homes to increased marketing efforts and competitive pricing.

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

Results of Operations

The Partnership recognized a net loss of approximately $756,000 and $1,657,000 for the three and six months ended June 30, 2010, respectively, compared to a net loss of approximately $1,556,000 and $3,730,000 for the three and six months ended June 30, 2009, respectively. The consolidated statements of operations included in “Item 1. Financial Statements” for the three and six months ended June 30,2009 have been restated to reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2009 (in thousands):

	Six months ended June 30, 2009
					Loss from
			Casualty	Impairment	Discontinued
	Revenues	Expenses	Gain	Loss	Operations

The Knolls
Apartments	$ 1,159	$(1,760)	$ 11	$ (900)	$(1,490)
The Dunes
Apartments	798	(1,037)	--	(1,200)	(1,439)
	$ 1,957	$(2,797)	$ 11	$(2,100)	$(2,929)

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $133,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 during the third quarter of 2009, due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. Included in loss from discontinued operations for the three and six months ended June 30, 2009 is an impairment loss of approximately $400,000 and $900,000, respectively, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

On August 17, 2009, the Partnership sold The Dunes Apartments, located in Indian Harbor, Florida, to a third party for a sales price of $6,300,000. After payment of closing costs, the Partnership received net proceeds of approximately $6,142,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $3,032,000 and $10,000, respectively. The sale resulted in a loss of approximately $186,000 during the second half of 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $6,000 during the third quarter of 2009 due to the write off of the unamortized mortgage premium of approximately $16,000, partially offset by the prepayment penalty of approximately $10,000. Included in loss from discontinued operations for the three and six months ended June 30, 2009 is an impairment loss of approximately $300,000 and $1,200,000, respectively, which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

In December 2008, The Knolls Apartments sustained damages of approximately $70,000 from a water main break in the parking area, including approximately $41,000 of clean up costs. During the six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $11,000 as a result of the receipt of insurance proceeds of approximately $33,000 net of the write off of undepreciated damaged assets of approximately $22,000. The casualty gain and clean up costs are included in loss from discontinued operations for the six months ended June 30, 2009.

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the fourth quarter of 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000. During the three and six months ended June 30, 2010, the Partnership received additional insurance proceeds of approximately $10,000.

The Partnership recognized losses before discontinued operations of approximately $756,000 and $1,657,000 for the three and six months ended June 30, 2010, respectively, compared to losses before discontinued operations of approximately $505,000 and $801,000 for the three and six months ended June 30, 2009, respectively. The increase in loss before discontinued operations for both periods is due to decreases in total revenues and deferred income tax benefit and increases in total expenses and current income tax expense. The increase in loss before discontinued operations for the six month period is also due to a decrease in distributions received in excess of investment, partially offset by a decrease in equity in loss from investment. Equity in loss from investment increased for the three months ended June 30, 2010.

The decrease in total revenues for the three and six months ended June 30, 2010 is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods due to decreases in average rental rates at the three residential properties and decreases in occupancy at the Sterling Commerce Center and Plantation Gardens Apartments, partially offset by increases in occupancy at the Sterling Apartment Homes and Regency Oaks Apartments. The increase in other income for both periods is due to an increase in tenant utility reimbursements primarilyat The Sterling Apartment Homes and Regency Oaks Apartmentsas tenants are now reimbursing both properties for water costs and The Sterling Apartment Homes for heating costs.

The increase in total expenses for the three and six months ended June 30, 2010 is due to increases in operating and depreciation expenses. Total expenses also increased for the six months ended June 30, 2010 due to an increase in interest expense and was partially offset by a decrease in general and administrative expense. General and administrative and interest expense remained relatively constant for the three months ended June 30, 2010. Property tax expenses remained relatively constant for the comparable periods. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment properties. The increase in interest expense for the six month period is primarily due to additional loan cost amortization. Operating expenses increased for both periods primarilydue to increases in salaries and related benefits at The Sterling Apartment Homes, utilities at The Sterling Apartment Homes and Commerce Center and repair costs associated with water damage from multiple broken pipes and storm damages at Plantation Gardens Apartments, which were partially offset by the write off of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments which was no longer being considered as of June 30, 2009.

General and administrative expense decreased for the six months ended June 30, 2010 primarily due to decreases in costs associated with communicating with investors and the annual audit required by the Partnership Agreement. Included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $521,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $40,000 was recognized during the three and six months ended June 30, 2010, compared to a benefit of approximately $41,000 and $52,000 which was recognized during the three and six months ended June 30, 2009, respectively. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $6,000 and $13,000 during the three and six months ended June 30, 2010, respectively, compared to approximately $5,000 and $9,000 during the three and six months ended June 30, 2009, respectively.

During the three and six months ended June 30, 2010, the Partnership recognized approximately $17,000 and $20,000, respectively, in equity in loss from investment related to its allocated share of the loss from one of the affiliated partnerships. During the three and six months ended June 30, 2009, the Partnership recognized approximately $15,000 and $33,000, respectively, in equity in loss from investment related to its allocated share of the loss from two of the affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the three and six months ended June 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the six months ended June 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $415,000 compared to approximately $302,000 at December 31, 2009.  Cash and cash equivalents increased approximately $113,000 from December 31, 2009 due to approximately $839,000 and $1,664,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,390,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and lease commissions paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

In accordance with the Partnership Agreement, during the six months ended June 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $2,478,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and capital improvements and operations at all of the Partnership’s investment properties.During the six months ended June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rate on outstanding advances at June 30, 2010 was 3.25% and interest expense was approximately $23,000 and $22,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $1,049,000 from operations. There were no such payments made during the six months ended June 30, 2010.  At June 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $2,630,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to June 30, 2010, the Partnership received additional advances of approximately $570,000 to fund operations and capital improvements at The Sterling Apartment Homes and operations at Plantation Gardens Apartments and Regency Oaks Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Sterling Apartment Homes and Commerce Center

During the six months ended June 30, 2010, the Partnership completed approximately $1,771,000 of capital improvements at the property consisting primarily of heating upgrades, kitchen and bath upgrades, fitness center upgrades, interior door replacements, fire safety upgrades and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. During the second quarter of 2010, the Partnership committed to spend approximately $900,000 to install a co-generation plant at the property in order to generate a portion of the property’s electricity using natural gas and to allow the property to use waste heat to heat domestic water.  The Partnership expects to fund half of the total cost of the installation of the co-generation plant with a grant from the Pennsylvania Department of Environmental Protection, Office of Energy and Technology Department and the other half with operating cash flow and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $682,000 of capital improvements at the property consisting primarily of air conditioning unit replacements, kitchen and bath upgrades, balcony and other exterior building upgrades, appliance and floor covering replacements and reconstruction related to water damages to the property caused by multiple pipe breaks and storm damages.  These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. During the second quarter of 2010, the Partnership identified approximately $8,000,000 of capital expenditures and aesthetic improvements to be made at Plantation Gardens Apartments. The expenditures include repairs to the balconies and catwalks at the property, repairs and improvements to the roadways and parking areas throughout the property, repainting of all of the buildings, various improvements to the apartment units and landscaping improvements.  This work is anticipated to be completed by December 31, 2011.  The Partnership intends to fund these capital expenditures and improvements with operating cash flow and and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $168,000 of capital improvements at the property consisting primarily of office equipment, kitchen and bath upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. Subsequent to June 30, 2010, the Partnership committed to spend approximately $1,200,000 to replace and repair roofs at the property. The Partnership intends to fund this project with operating cash flow and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Other than the planned capital expenditures mentioned above, additional capital expenditures will be incurred only to the extent of cash available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership anticipates that exclusive of capital improvements and repayment of amounts accrued and payable to affiliates, operating cash flows in 2010 will be generally sufficient for the Partnership to meet its current obligations in 2010 including 2010 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $112,383,000 requires monthly payments of principal and interest and balloon payments of approximately $97,297,000 during 2017.  The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.70% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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

3.4         First Amendment to the Limited Partnership Agreement of Registrant, dated July 11, 1985 (incorporated herein by reference to the Registrant’s Statement on Form 8-A dated May 1, 2008).

3.5         Second Amendment to the Limited Partnership Agreement of Registrant, dated October 23, 1990 (incorporated herein by reference to the Registrant’s Statement on Form 8-A dated May 1, 2008).

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

3.10        Seventh Amendment to the Limited Partnership Agreement of Registrant, dated May 8, 2008.

3.11        Eighth Amendment to the Limited Partnership Agreement of Registrant, dated December 31, 2009 (Incorporated herein by reference to Exhibit 3.10 to the Registrant’s Current Report on Form 8-K, dated December 31, 2009).

3.12        Ninth Amendment to the Limited Partnership Agreement of Registrant, dated December 31, 2009 (Incorporated herein by reference to Exhibit 3.11 to the Registrant’s Current Report on Form 8-K, dated December 31, 2009).

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

10.82       Agreement Regarding Grant Funds by and among OP Property Management, LLC, a Delaware limited liability company, and CCIP Sterling, L.P., a Pennsylvania limited partnership, dated May 17, 2010. Incorporated by reference to the Partnership's Current Report on Form 8-K dated May 17, 2009.

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