Form 10-Q
period 2010-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES
filed 2010-11-15
CIK 352983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 488	$ 302
Receivables and deposits	425	547
Deferred tax asset (Note F)	521	481
Other assets	1,326	1,380
Investment in affiliated partnerships (Note C)	443	480

Investment properties (Note I):
Land	8,637	8,637
Buildings and related personal property	87,491	81,760
	96,128	90,397
Less accumulated depreciation	(45,889)	(41,739)
	50,239	48,658
	$ 53,442	$ 51,848

Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 1,102	$ 379
Tenant security deposit liabilities	667	737
Accrued property taxes	370	--
Other liabilities	1,225	1,270
Due to affiliates (Note B)	4,708	129
Mortgage notes payable	111,972	113,189
	120,044	115,704

Partners' Capital (Deficiency)
General partner	87	114
Limited partners (199,030.2 units issued and
outstanding)	(66,689)	(63,970)
	(66,602)	(63,856)
	$ 53,442	$ 51,848

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 4,202	$ 4,407	$12,666	$13,308
Other income	442	427	1,565	1,320
Total revenues	4,644	4,834	14,231	14,628
Expenses:
Operating	2,161	1,978	6,292	6,034
General and administrative	91	74	254	263
Depreciation	1,435	1,314	4,159	3,915
Interest	1,735	1,709	5,252	5,191
Property taxes	292	348	1,008	1,079
Total expenses	5,714	5,423	16,965	16,482

Loss before income taxes, casualty gain,
distributions in excess of investment,
equity in loss from investment and
discontinued operations	(1,070)	(589)	(2,734)	(1,854)
Income tax (expense) benefit (Note F):
Current	(7)	(5)	(20)	(14)
Deferred	--	15	40	67
Casualty gain (Note E)	5	--	5	--
Distributions in excess of investment (Note C)	--	--	--	454
Equity in loss from investment (Note C)	(17)	(19)	(37)	(52)
Loss before discontinued operations	(1,089)	(598)	(2,746)	(1,399)
Loss from sale of discontinued operations
(Note G)	--	(27)	--	(27)
Loss from discontinued operations
(Notes A and G)	--	(713)	--	(3,642)
Net loss	$(1,089)	$(1,338)	$(2,746)	$(5,068)

Net loss allocated to general partner	$ (10)	$ (13)	$ (27)	$ (51)
Net loss allocated to limited partners
(Series A) (Note A)	(1,079)	(592)	(2,719)	(1,384)
(Series B) (Note A)	--	(354)	--	(1,829)
(Series C) (Note A)	--	(379)	--	(1,804)
	$(1,089)	$(1,338)	$(2,746)	$(5,068)

Per limited partnership unit:
Loss before discontinued operations
(Series A) (Note A)	$ (5.42)	$ (2.98)	$(13.66)	$ (6.95)
Loss from discontinued operations
(Series B) (Note A)	--	(1.78)	--	(9.19)
(Series C) (Note A)	--	(1.90)	--	(9.06)
Net loss	$ (5.42)	$ (6.66)	$(13.66)	$(25.20)
Distributions per limited partnership unit:
(Series A)	$ --	$ 2.16	$ --	$ 20.57
(Series B)	--	26.32	--	26.32
(Series C)	--	6.04	--	6.04
	$ --	$ 34.52	$ --	$ 52.93

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands, except unit data)

	Limited		Limited
	Partnership	General	Partners

Units

Partner

(Series A)

				Total

Partners’ capital (deficiency)
at December 31, 2009	199,030.2	$ 114	$(63,970)	$(63,856)

Net loss for the nine months
ended September 30, 2010	--	(27)	(2,719)	(2,746)

Partners’ capital (deficiency)
at September 30, 2010	199,030.2	$ 87	$(66,689)	$(66,602)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (2,746)	$ (5,068)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,159	5,472
Amortization of loan costs, lease commissions and
mortgage premiums	369	39
Equity in loss from investment	37	52
Impairment loss	--	2,100
Write off of redevelopment costs	--	232
Loss from sale of discontinued operations	--	27
Gain on extinguishment of debt	--	(26)
Casualty gain	(9)	(11)
Casualty loss	4	--
Distributions in excess of investment	--	(454)
Change in accounts:
Receivables and deposits	122	234
Deferred tax asset	(40)	(67)
Other assets	(306)	(242)
Accounts payable	38	(193)
Tenant security deposit liabilities	(70)	(157)
Accrued property taxes	370	350
Other liabilities	(45)	(346)
Due to affiliates	65	(87)
Net cash provided by operating activities	1,948	1,855
Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	19,297
Property improvements and replacements	(5,084)	(3,401)
Distributions from affiliated partnerships	--	474
Insurance proceeds received	34	33
Net cash (used in) provided by investing
activities	(5,050)	16,403
Cash flows from financing activities:
Payments on mortgage notes payable	(1,217)	(1,556)
Repayment of mortgage notes payable	--	(10,311)
Prepayment penalties	--	(25)
Lease commissions paid	(9)	(1)
Distributions to partners	--	(10,535)
Advances from affiliate	4,514	2,383
Repayment of advances from affiliate	--	(2,508)
Net cash provided by (used in) financing
activities	3,288	(22,553)
Net increase (decrease) in cash and cash equivalents	186	(4,295)
Cash and cash equivalents at beginning of period	302	4,777
Cash and cash equivalents at end of period	$ 488	$ 482
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,929	$ 5,791
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 881	$ 104

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $196,000 and $664,000 of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Institutional Properties, LP (the “Partnership” or “Registrant”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. (the "General Partner"), the Partnership’s general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 (in thousands):

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

On September 13, 2010, the Partnership entered into an agreement and plan of merger with Aimco Properties, L.P., a Delaware limited partnership, and Aimco CCIP Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of Series A Units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $4.31 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $4.31 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Series A Units. ConCap Equities, Inc. will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the Series A Units. As of September 30, 2010, the Partnership had issued and outstanding 199,030.2 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 152,648.05 of those units, or approximately 76.70% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $709,000 and $863,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $317,000 and $642,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in general and administrative expenses, loss from discontinued operations, loss from sale of discontinued operations and investment properties. The portion of these reimbursements included in loss from sale of discontinued operations and investment properties for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $161,000 and $269,000, respectively. At September 30, 2010, approximately $15,000 of these expenses are outstanding and included in due to affiliates. There were no such expenses outstanding at December 31, 2009.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $4,514,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and capital improvements and operations at all of the Partnership’s investment properties.During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rate on outstanding advances at September 30, 2010 was 3.25% and interest expense was approximately $50,000 and $29,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,538,000 from operations and proceeds from the sales of The Dunes Apartments and The Knolls Apartments. There were no such payments made during the nine months ended September 30, 2010.  At September 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $4,693,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2010, the Partnership received additional advances of approximately $1,548,000 to fund operations and capital improvements at all of the Partnership’s investment properties. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $405,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $429,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investment in Affiliated Partnerships

			Investment Balance at
		Ownership	September 30,	December 31,
Partnership	Type of Ownership	Percentage	2010	2009
			(in thousands)
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	443	480
			$ 443	$ 480

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying consolidated statements of operations. During the nine months ended September 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the nine months ended September 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the accompanying consolidated statements of operations as its investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, the Partnership recognized approximately $17,000 and $37,000, respectively, in equity in loss from investment related to its allocated share of the loss from one of the affiliated partnerships. During the three and nine months ended September 30, 2009, the Partnership recognized approximately $19,000 and $52,000, respectively, in equity in loss from investment related to its allocated share of the loss from two of the affiliated partnerships.

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

Segment information for the three and nine months ended September 30, 2010 and 2009 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

For the three months ended
September 30, 2010
	Residential	Commercial	Other	Totals
Rental income	$ 3,771	$ 431	$ --	$ 4,202
Other income	388	54	--	442
Casualty gain	5	--	--	5
Equity in loss from investment	--	--	(17)	(17)
Interest expense	1,539	169	27	1,735
Depreciation	1,373	62	--	1,435
General and administrative
expenses	--	--	91	91
Current income tax expense	7	--	--	7
Segment (loss) income	(976)	22	(135)	(1,089)

For the nine months ended
September 30, 2010
	Residential	Commercial	Other	Totals
Rental income	$11,394	$ 1,272	$ --	$12,666
Other income	1,431	131	3	1,565
Casualty gain	5	--	--	5
Equity in loss from investment	--	--	(37)	(37)
Interest expense	4,693	509	50	5,252
Depreciation	3,958	201	--	4,159
General and administrative
expenses	--	--	254	254
Current income tax expense	20	--	--	20
Deferred income tax benefit	(40)	--	--	(40)
Segment loss	(2,309)	(99)	(338)	(2,746)
Total assets	51,511	1,488	443	53,442
Capital expenditures for
investment properties	5,737	32	--	5,769

For the three months ended
September 30, 2009
	Residential	Commercial	Other	Totals
Rental income	$ 3,955	$ 452	$ --	$ 4,407
Other income	372	55	--	427
Loss from discontinued operations	(552)	--	(161)	(713)
Loss from sale of discontinued
operations	(27)	--	--	(27)
Equity in loss from investment	--	--	(19)	(19)
Interest expense	1,534	172	3	1,709
Depreciation	1,245	69	--	1,314
General and administrative
expenses	--	--	74	74
Current income tax expense	5	--	--	5
Deferred income tax benefit	(15)	--	--	(15)
Segment loss	(1,070)	(11)	(257)	(1,338)

For the nine months ended
September 30, 2009
	Residential	Commercial	Other	Totals
Rental income	$11,935	$ 1,373	$ --	$13,308
Other income	1,169	153	(2)	1,320
Loss from discontinued operations	(3,303)	--	(339)	(3,642)
Loss from sale of discontinued
operations	(27)	--	--	(27)
Distributions in excess of
investment	--	--	454	454
Equity in loss from investment	--	--	(52)	(52)
Interest expense	4,630	516	45	5,191
Depreciation	3,714	201	--	3,915
General and administrative
expenses	--	--	263	263
Current income tax expense	14	--	--	14
Deferred income tax benefit	(67)	--	--	(67)
Segment loss	(4,792)	(29)	(247)	(5,068)
Total assets	51,004	1,862	516	53,382
Capital expenditures for
investment properties	2,401	440	--	2,841

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

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the fourth quarter of 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000. During the nine months ended September 30, 2010, the Partnership received additional insurance proceeds of approximately $10,000, which are included as an offset to operating expenses.

In May 2009, Regency Oaks Apartments sustained damages of approximately $23,000 resulting from a rain storm which caused roof leaks to multiple buildings. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $22,000 net of the write off of undepreciated damaged assets of approximately $14,000.

In March 2010, Plantation Gardens Apartments sustained damages of approximately $22,000 from a broken water pipe, including clean up costs of approximately $10,000. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,000 as a result of the receipt of insurance proceeds of approximately $10,000 net of the write off of undepreciated damaged assets of approximately $9,000.

In May 2010, Plantation Gardens Apartments sustained damages of approximately $12,000 from leaking pipes, including clean up costs of approximately $2,000. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty loss of approximately $4,000 as a result of the receipt of insurance proceeds of approximately $2,000 net of the write off of undepreciated damaged assets of approximately $6,000.

In July 2010, Plantation Gardens Apartments sustained damages from a leaking water pipe. The initial estimate of the cost to repair the damage is approximately $18,000. The Partnership is currently working with its insurance carriers to determine the extent of the repairs that will be covered by insurance proceeds.

Note F – Partnership Income Taxes

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $521,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $40,000 was recognized during the nine months ended September 30, 2010, compared to a benefit of approximately $15,000 and $67,000 which was recognized during the three and nine months ended September 30, 2009, respectively. There was no benefit recognized during the three months ended September 30, 2010. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $7,000 and $20,000 during the three and nine months ended September 30, 2010, respectively, compared to approximately $5,000 and $14,000 during the three and nine months ended September 30, 2009, respectively.

Note G - Sale of Investment Properties

On September 21, 2009, the Partnership sold The Knolls Apartments, located in Colorado Springs, Colorado, to a third party for a sales price of $13,350,000. After payment of closing costs, the Partnership received net proceeds of approximately $13,155,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property and a prepayment penalty of approximately $7,279,000 and $15,000, respectively. The sale resulted in a gain of approximately $152,000 during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a gain on the early extinguishment of debt of approximately $20,000 due to the write off of the unamortized mortgage premium of approximately $35,000, partially offset by the prepayment penalty of approximately $15,000. The gain on early extinguishment of debt is included in loss from discontinued operations for the three and nine months ended September 30, 2009. Also included in loss from discontinued operations for the nine months ended September 30 2009 is an impairment loss of approximately $900,000 which was recorded to write the carrying amount of the property down to the expected sale price in accordance with the Partnership’s impairment policy.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 (in thousands):

	Nine months ended September 30, 2009
				Gain on		Loss from
			Casualty	Extinguishment	Impairment	Discontinued
	Revenues	Expenses	Gain	of Debt	Loss	Operations

The Knolls
Apartments	$ 1,666	$(2,796)	$ 11	$ 20	$ (900)	$(1,999)
The Dunes
Apartments	1,014	(1,463)	--	6	(1,200)	(1,643)
	$ 2,680	$(4,259)	$ 11	$ 26	$(2,100)	$(3,642)

Note H – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for mortgage notes payable) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $119,433,000.

Note I - Investment Properties

During the nine months ended September 30, 2009, the Partnership wrote off redevelopment costs of approximately $232,000. The write off represents capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments, which was no longer being considered as of September 30, 2009.

During the second quarter of 2010, the Partnership committed to spend approximately $900,000 to install a co-generation plant at The Sterling Apartment Homes and Commerce Center, in order to generate a portion of the property’s electricity using natural gas and to allow the property to use waste heat to heat domestic water. As of September 30, 2010, the Partnership has incurred costs of approximately $683,000 and anticipates the project to be completed during the fourth quarter of 2010. The Partnership expects to fund half of the total cost of the installation of the co-generation plant with a grant from the Pennsylvania Department of Environmental Protection, Office of Energy and Technology Department (the “DEP Grant”) and the other half of the cost with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.  The Partnership will request funds from the DEP Grant periodically once it has paid for the materials and upon receipt of the grant funds will offset the costs incurred. As of September 30, 2010, the Partnership had received approximately $95,000 of grant funds.

During the second quarter of 2010, the Partnership identified approximately $8,000,000 of capital expenditures and aesthetic improvements to be made at Plantation Gardens Apartments.  The expenditures include repairs to the balconies and catwalks at the property, repairs and improvements to the roadways and parking areas throughout the property, repainting of all of the buildings, various improvements to the apartment units and landscaping improvements. As of September 30, 2010, the Partnership has incurred costs of approximately $370,000 and anticipates the project to be completed by December 31, 2011. The Partnership intends to fund these capital expenditures and improvements with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.

As a result of the ongoing project at Plantation Gardens (as discussed above), during the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the nine months ended September 30, 2010, approximately $71,000 of construction period interest, approximately $36,000 of construction period real estate taxes and approximately $10,000 of other construction period costs were capitalized.

During the third quarter of 2010, the Partnership committed to spend approximately $1,200,000 to replace and repair roofs at Regency Oaks Apartments. As of September 30, 2010, the Partnership has incurred costs of approximately $527,000 and anticipates the project to be completed during the fourth quarter of 2010. The Partnership intends to fund these capital expenditures and improvements with operating cash flow and advances from an affiliate, AIMCO Properties, L.P.

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  During the nine months ended September 30, 2010, the Partnership identified approximately 146 apartment units at Plantation Gardens that have been affected by mold and anticipates that the cost to remediate the mold in these units to be approximately $900,000.  As of September 30, 2010, the Partnership has worked on 59 of the apartment units and incurred expenses of approximately $250,000. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three properties.  The Sterling is a multiple-use facility which consists of an apartment complex and commercial space. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

The Sterling Apartment Homes (1)	96%	93%
The Sterling Commerce Center (2)	78%	81%
Philadelphia, Pennsylvania
Plantation Gardens Apartments (3)	91%	95%
Plantation, Florida
Regency Oaks Apartments	92%	91%
Fern Park, Florida

(1)      The General Partner attributes the increase in occupancy at The Sterling Apartment Homes to increased marketing efforts and competitive pricing.

(2)      The General Partner attributes the decrease in occupancy at The Sterling Commerce Center to certain tenants relocating their businesses to new locations.

(3)      The General Partner attributes the decrease in occupancy at Plantation Gardens Apartments to a capital improvement project which began during the second quarter of 2010 and is expected to be completed by December 31, 2011.

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

Results of Operations

The Partnership recognized a net loss of approximately $1,089,000 and $2,746,000 for the three and nine months ended September 30, 2010, respectively, compared to a net loss of approximately $1,338,000 and $5,068,000 for the three and nine months ended September 30, 2009, respectively. The consolidated statements of operations included in “Item 1. Financial Statements” for the three and nine months ended September 30, 2009 reflect the operations of The Dunes Apartments and The Knolls Apartments as discontinued operations as a result of the sales of the respective properties during August 2009 and September 2009, respectively.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 (in thousands):

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

In January 2009, Regency Oaks Apartments sustained damages of approximately $17,000 resulting from freezing conditions which damaged landscaping at the property. During the fourth quarter of 2009, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000. During the nine months ended September 30, 2010, the Partnership received additional insurance proceeds of approximately $10,000, which are included as an offset to operating expenses.

In May 2009, Regency Oaks Apartments sustained damages of approximately $23,000 resulting from a rain storm which caused roof leaks to multiple buildings. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $8,000 as a result of the receipt of insurance proceeds of approximately $22,000 net of the write off of undepreciated damaged assets of approximately $14,000.

In March 2010, Plantation Gardens Apartments sustained damages of approximately $22,000 from a broken water pipe, including clean up costs of approximately $10,000. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,000 as a result of the receipt of insurance proceeds of approximately $10,000 net of the write off of undepreciated damaged assets of approximately $9,000.

In May 2010, Plantation Gardens Apartments sustained damages of approximately $12,000 from leaking pipes, including clean up costs of approximately $2,000. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty loss of approximately $4,000 as a result of the receipt of insurance proceeds of approximately $2,000 net of the write off of undepreciated damaged assets of approximately $6,000.

In July 2010, Plantation Gardens Apartments sustained damages from a leaking water pipe. The initial estimate of the cost to repair the damage is approximately $18,000. The Partnership is currently working with its insurance carriers to determine the extent of the repairs that will be covered by insurance proceeds.

The Partnership recognized losses before discontinued operations of approximately $1,089,000 and $2,746,000 for the three and nine months ended September 30, 2010, respectively, compared to losses before discontinued operations of approximately $598,000 and $1,399,000 for the three and nine months ended September 30, 2009, respectively. The increase in loss before discontinued operations for both periods is due to decreases in total revenues and deferred income tax benefit and increases in total expenses and current income tax expense, partially offset by a decrease in equity in loss from investment and the recognition of a casualty gain during the three and nine months ended September 30, 2010. The increase in loss before discontinued operations for the nine month period is also due to a decrease in distributions received in excess of investment.

The decrease in total revenues for the three months ended September 30, 2010 is primarilydue to a decrease in rental income. Other income remained relatively constant for the three month period. The decrease in total revenues for the nine months ended September 30, 2010 is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods due to decreases in average rental rates at the three residential properties and decreases in occupancy at the Sterling Commerce Center and Plantation Gardens Apartments, partially offset by increases in occupancy at the Sterling Apartment Homes and Regency Oaks Apartments. The increase in other income for the nine months ended September 30, 2010 is primarily due to an increase in resident utility reimbursements primarilyat The Sterling Apartment Homes and Regency Oaks Apartmentsas residents are now reimbursing both properties for water costs and The Sterling Apartment Homes for heating costs.

The increase in total expenses for the three and nine months ended September 30, 2010 is primarilydue to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expenses increased for both periods primarilydue to increases in salaries and related benefits at The Sterling Apartment Homes and hazard insurance premiums at Plantation Gardens Apartments, partially offset by a decrease in salaries and related benefits at The Sterling Commerce Center, Plantation Gardens Apartments and Regency Oaks Apartments. The increase in operating expenses for the nine month period is also due to an increase in utilities at The Sterling Apartment Homes and Commerce Center and Regency Oaks Apartments, partially offset by a decrease in repair costs associated with water damage from multiple broken pipes and storm damages at Plantation Gardens Apartments. The increase in operating expenses for the nine month period is also the result of a write off during 2009of capitalized costs incurred in a prior year related to a potential redevelopment project at Plantation Gardens Apartments which was no longer being considered as of September 30, 2009. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service during the past twelve months at the Partnership’s investment properties. The increase in interest expense for both periods is due to additional loan cost amortization and an increase in interest on advances, partially offset by a decrease in interest on the mortgages encumbering the investment properties and the capitalization of construction period interest at Plantation Gardens Apartments.Property tax expense decreased for both periods due to a decrease in the assessed value of Plantation Gardens Apartments and Regency Oaks Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the annual audit required by the Partnership Agreement and quarterly and annual communications with investors and regulatory agencies.

In conjunction with the payment of local income taxes with respect to The Sterling Apartment Homes and Commerce Center, the Partnership has recorded a deferred tax asset in the amount of approximately $521,000.  The deferred tax asset consists primarily of temporary differences related to land, buildings and accumulated depreciation. The Partnership believes that it is more likely than not that the full value of the deferred tax asset will be realized through future taxable income of the property. An additional benefit of approximately $40,000 was recognized during the nine months ended September 30, 2010, compared to a benefit of approximately $15,000 and $67,000 which was recognized during the three and nine months ended September 30, 2009, respectively. There was no benefit recognized during the three months ended September 30, 2010. The Partnership recognized current income tax expense related to local income taxes with respect to The Sterling Apartment Homes and Commerce Center of approximately $7,000 and $20,000 during the three and nine months ended September 30, 2010, respectively, compared to approximately $5,000 and $14,000 during the three and nine months ended September 30, 2009, respectively.

During the three and nine months ended September 30, 2010, the Partnership recognized approximately $17,000 and $37,000, respectively, in equity in loss from investment related to its allocated share of the loss from one of the affiliated partnerships. During the three and nine months ended September 30, 2009, the Partnership recognized approximately $19,000 and $52,000, respectively, in equity in loss from investment related to its allocated share of the loss from two of the affiliated partnerships. These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the consolidated statements of operations included in “Item 1. Financial Statements”. During the nine months ended September 30, 2009, the Partnership received a distribution of approximately $20,000 from operations from one of its affiliated partnerships, Consolidated Capital Properties IV, which was recognized as a reduction in the investment balance. During the nine months ended September 30, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income as that investment balance had been reduced to zero. As of December 31, 2009, Consolidated Capital Growth Fund was liquidated. There were no distributions received during the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $488,000 compared to approximately $302,000 at December 31, 2009.  Cash and cash equivalents increased approximately $186,000 from December 31, 2009 due to approximately $1,948,000 and $3,288,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $5,050,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by principal payments made on the mortgages encumbering the Partnership's investment properties and lease commissions paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $4,514,000 to fund real estate taxes at The Sterling Apartment Homes and Commerce Center and capital improvements and operations at all of the Partnership’s investment properties.During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,383,000 to fund operations at The Sterling Apartment Homes, The Knolls Apartments, Regency Oaks Apartments and Plantation Gardens Apartments and capital expenditures at The Dunes Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rate on outstanding advances at September 30, 2010 was 3.25% and interest expense was approximately $50,000 and $29,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009, the Partnership made payments on the outstanding loans and accrued interest of approximately $2,538,000 from operations and proceeds from the sales of The Dunes Apartments and The Knolls Apartments. There were no such payments made during the nine months ended September 30, 2010.  At September 30, 2010 and December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $4,693,000 and $129,000, respectively, and is included in due to affiliates. Subsequent to September 30, 2010, the Partnership received additional advances of approximately $1,548,000 to fund operations and capital improvements at all of the Partnership’s investment properties. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Sterling Apartment Homes and Commerce Center

During the nine months ended September 30, 2010, the Partnership completed approximately $3,406,000 of capital improvements at the property consisting primarily of heating upgrades, kitchen and bath upgrades, fitness center upgrades, door replacements, fire safety upgrades, co-generation plant and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. During the second quarter of 2010, the Partnership committed to spend approximately $900,000 to install a co-generation plant at the property in order to generate a portion of the property’s electricity using natural gas and to allow the property to use waste heat to heat domestic water. As of September 30, 2010, the Partnership has incurred costs of approximately $683,000 and anticipates the project to be completed during the fourth quarter of 2010. The Partnership expects to fund half of the total cost of the installation of the co-generation plant with a grant from the Pennsylvania Department of Environmental Protection, Office of Energy and Technology Department and the other half with operating cash flow and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Gardens Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $1,286,000 of capital improvements at the property consisting primarily of air conditioning unit replacements, kitchen and bath upgrades, balcony and other exterior building upgrades, appliance and floor covering replacements and reconstruction related to water damages to the property caused by multiple pipe breaks and storm damages.  These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. During the second quarter of 2010, the Partnership identified approximately $8,000,000 of capital expenditures and aesthetic improvements to be made at Plantation Gardens Apartments. The expenditures include repairs to the balconies and catwalks at the property, repairs and improvements to the roadways and parking areas throughout the property, repainting of all of the buildings, various improvements to the apartment units and landscaping improvements. As of September 30, 2010, the Partnership has incurred costs of approximately $370,000 and anticipates the project to be completed by December 31, 2011.  The Partnership intends to fund these capital expenditures and improvements with operating cash flow and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Regency Oaks Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $1,077,000 of capital improvements at the property consisting primarily of roof replacement, heating and air conditioning upgrades, office equipment, windows, kitchen and bath upgrades, appliances and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate, AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. During the third quarter of 2010, the Partnership committed to spend approximately $1,200,000 to replace and repair roofs at the property. As of September 30, 2010, the Partnership has incurred costs of approximately $527,000 and anticipates the project to be completed during the fourth quarter of 2010. The Partnership intends to fund this project with operating cash flow and advances from an affiliate, AIMCO Properties, L.P. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership anticipates that exclusive of capital improvements and repayment of amounts accrued and payable to affiliates, operating cash flows in 2010 will be generally sufficient for the Partnership to meet its current obligations in 2010 including 2010 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  The mortgage indebtedness encumbering the Partnership’s properties of approximately $111,972,000 requires monthly payments of principal and interest and balloon payments of approximately $97,297,000 during 2017.  The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2010	Unit	2009	Unit

Surplus Funds (1)	$ --	$ --	$ 4,095	$20.57
Sales Proceeds (2)	--	--	5,238	26.32
Sales Proceeds (3)	--	--	1,202	6.04
Total	$ --	$ --	$10,535	$52.93

(1)   Distribution to Series A limited partners consists of the release of funds previously reserved from the November 2007 refinance of The Sterling Apartment Homes.

(2)   Distribution to Series B limited partners consists of sale proceeds from the sale of The Knolls Apartments on September 21, 2009.

(3)   Distribution to Series C limited partners consists of sale proceeds from the sale of The Dunes Apartments on August 17, 2009.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 152,648.05 limited partnership units (the "Units") in the Partnership representing 76.70% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that would include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 76.70% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

On September 13, 2010, the Partnership entered into an agreement and plan of merger with Aimco Properties, L.P., a Delaware limited partnership, and Aimco CCIP Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of Series A Units outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $4.31 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $4.31 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Series A Units. ConCap Equities, Inc. will continue to be the sole general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the Series A Units. As of September 30, 2010, the Partnership had issued and outstanding 199,030.2 Series A Units, and AIMCO Properties, L.P. and its affiliates owned 152,648.05 of those units, or approximately 76.70% of the number of outstanding units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $8,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES, LP

By: ConCap Equities, Inc.
General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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

3.10        Seventh Amendment to the Limited Partnership Agreement of Registrant, dated May 8, 2008 (incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

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

10.1        Agreement and Plan of Merger, dated September 13, 2010, by and among Consolidated Capital Institutional Properties, LP, Aimco Properties, L.P. and Aimco CCIP Merger Sub LLC. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 13, 2010.)

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